Form 10-Q
period 2016-06-30
AVON PRODUCTS INC
filed 2016-08-02
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at June 30, 2016 was 437,019,165.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	June 30, 2016	June 30, 2015
Net sales	$1,399.5	$1,544.5
Other revenue	34.8	20.4
Total revenue	1,434.3	1,564.9
Costs, expenses and other:
Cost of sales	565.0	611.0
Selling, general and administrative expenses	774.2	864.2
Operating profit	95.1	89.7
Interest expense	33.2	30.5
Interest income	(5.3)	(3.1)
Other (income) expense, net	(4.7)	1.1
Total other expenses	23.2	28.5
Income before taxes	71.9	61.2
Income taxes	(36.1)	(32.3)
Income from continuing operations, net of tax	35.8	28.9
(Loss) income from discontinued operations, net of tax	(2.6)	0.8
Net income	33.2	29.7
Net income attributable to noncontrolling interests	(0.2)	(0.9)
Net income attributable to Avon	$33.0	$28.8
Earnings (loss) per share:
Basic from continuing operations	$0.07	$0.06
Basic from discontinued operations	(0.01)	—
Basic attributable to Avon	0.06	0.07
Diluted from continuing operations	$0.07	$0.06
Diluted from discontinued operations	(0.01)	—
Diluted attributable to Avon	0.06	0.07
Cash dividends per common share	$—	$0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
(In millions, except per share data)	June 30, 2016	June 30, 2015
Net sales	$2,679.5	$3,077.4
Other revenue	61.3	39.6
Total revenue	2,740.8	3,117.0
Costs, expenses and other:
Cost of sales	1,083.8	1,222.7
Selling, general and administrative expenses	1,554.1	1,837.5
Operating profit	102.9	56.8
Interest expense	65.9	58.6
Interest income	(9.3)	(6.1)
Other expense, net	132.5	19.8
Total other expenses	189.1	72.3
Loss before taxes	(86.2)	(15.5)
Income taxes	(33.8)	(98.2)
Loss from continuing operations, net of tax	(120.0)	(113.7)
Loss from discontinued operations, net of tax	(12.2)	(3.0)
Net loss	(132.2)	(116.7)
Net income attributable to noncontrolling interests	(0.7)	(1.8)
Net loss attributable to Avon	$(132.9)	$(118.5)
Loss per share:
Basic from continuing operations	$(0.29)	$(0.26)
Basic from discontinued operations	(0.03)	(0.01)
Basic attributable to Avon	(0.32)	(0.27)
Diluted from continuing operations	$(0.29)	$(0.26)
Diluted from discontinued operations	(0.03)	(0.01)
Diluted attributable to Avon	(0.32)	(0.27)
Cash dividends per common share	$—	$0.12
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2016	June 30, 2015
Net income	$33.2	$29.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8.1)	21.1
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	0.5	0.5
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.3	4.2	13.3
Total other comprehensive (loss) income, net of taxes	(3.4)	34.9
Comprehensive income	29.8	64.6
Less: comprehensive loss attributable to noncontrolling interests	(0.9)	(0.5)
Comprehensive income attributable to Avon	$30.7	$65.1
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2016		June 30, 2015
Net loss	$(132.2)	352.3	$(116.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	87.8		(105.5)
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	0.9		0.9
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $10.6 and $0.6	268.2		23.0
Total other comprehensive income (loss), net of taxes	356.9		(81.6)
Comprehensive income (loss)	224.7		(198.3)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.2		(0.1)
Comprehensive income (loss) attributable to Avon	$224.5		$(198.2)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$741.5	$686.9
Accounts receivable, net	466.2	443.0
Inventories	665.5	624.0
Prepaid expenses and other	314.0	296.1
Current assets of discontinued operations	7.0	291.1
Total current assets	2,194.2	2,341.1
Property, plant and equipment, at cost	1,507.6	1,495.7
Less accumulated depreciation	(764.3)	(728.8)
Property, plant and equipment, net	743.3	766.9
Goodwill	96.1	92.3
Other assets	604.5	490.0
Noncurrent assets of discontinued operations	—	180.1
Total assets	$3,638.1	$3,870.4
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$48.8	$55.2
Accounts payable	723.7	774.2
Accrued compensation	138.8	157.6
Other accrued liabilities	417.9	419.6
Sales and taxes other than income	144.3	174.9
Income taxes	6.6	23.9
Payable to discontinued operations	—	100.0
Current liabilities of discontinued operations	12.0	489.7
Total current liabilities	1,492.1	2,195.1
Long-term debt	2,139.6	2,150.5
Employee benefit plans	164.9	177.5
Long-term income taxes	76.7	65.1
Other liabilities	162.1	78.4
Noncurrent liabilities of discontinued operations	—	260.2
Total liabilities	4,035.4	4,926.8

Commitments and contingencies (Note 8)
Series C convertible preferred stock	433.6	—

Shareholders’ Deficit
Common stock	188.5	187.9
Additional paid-in capital	2,266.1	2,254.0
Retained earnings	2,308.0	2,448.1
Accumulated other comprehensive loss	(1,009.8)	(1,366.2)
Treasury stock, at cost	(4,597.8)	(4,594.1)
Total Avon shareholders’ deficit	(845.0)	(1,070.3)
Noncontrolling interests	14.1	13.9
Total shareholders’ deficit	(830.9)	(1,056.4)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,638.1	$3,870.4
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net loss	$(132.2)	$(116.7)
Loss from discontinued operations, net of tax	12.2	3.0
Loss from continuing operations, net of tax	$(120.0)	$(113.7)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	41.7	49.7
Amortization	14.7	17.4
Provision for doubtful accounts	73.8	68.1
Provision for obsolescence	18.5	22.7
Share-based compensation	16.0	11.9
Foreign exchange losses	—	6.1
Deferred income taxes	(15.0)	29.2
Charge for Venezuelan monetary assets and liabilities	—	(4.2)
Charge for Venezuelan non-monetary assets	—	101.7
Loss on deconsolidation of Venezuela	120.5	—
Other	1.7	3.7
Changes in assets and liabilities:
Accounts receivable	(90.4)	(80.1)
Inventories	(69.6)	(70.5)
Prepaid expenses and other	2.3	(51.4)
Accounts payable and accrued liabilities	(65.5)	(42.8)
Income and other taxes	(24.2)	(25.5)
Noncurrent assets and liabilities	(34.7)	(29.2)
Net cash used by operating activities of continuing operations	(130.2)	(106.9)
Cash Flows from Investing Activities
Capital expenditures	(42.7)	(40.4)
Disposal of assets	1.9	4.3
Purchases of investments	—	(11.9)
Net proceeds from sale of investments	—	0.6
Reduction of cash due to Venezuela deconsolidation	(4.5)	—
Other investing activities	1.6	—
Net cash used by investing activities of continuing operations	(43.7)	(47.4)
Cash Flows from Financing Activities
Cash dividends	—	(53.6)
Debt, net (maturities of three months or less)	(11.6)	(0.3)
Proceeds from debt	8.8	7.6
Repayment of debt	(6.2)	(4.4)
Repurchase of common stock	(3.7)	(2.5)
Net proceeds from the sale of series C convertible preferred stock	426.3	—
Other financing activities	(1.0)	(5.8)
Net cash provided (used) by financing activities of continuing operations	412.6	(59.0)
Net cash used by operating activities of discontinued operations	(65.9)	(3.0)
Net cash used by investing activities of discontinued operations	(96.7)	(1.7)
Net cash used by financing activities of discontinued operations	—	(10.1)
Net cash used by discontinued operations	(162.6)	(14.8)
Effect of exchange rate changes on cash and cash equivalents	(19.3)	(29.4)
Net increase (decrease) in cash and cash equivalents	56.8	(257.5)
Cash and cash equivalents at beginning of year(1)	684.7	960.5
Cash and cash equivalents at end of period(2)	$741.5	$703.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(1) Includes cash and cash equivalents of discontinued operations of $(2.2) and $24.1 at the beginning of the year in 2016 and 2015, respectively.
(2) Includes cash and cash equivalents of discontinued operations of $1.0 and cash and cash equivalents held for sale of $6.1 at June 30, 2015.

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
Venezuela
Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and have restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings. We expected that this other-than-temporary lack of exchangeability would continue for the foreseeable future, and as a result, we concluded that, effective March 31, 2016, we did not meet the accounting criteria of control in order to continue consolidating our Venezuelan operations and, as a result, account for our Venezuelan operations using the cost method of accounting. Our Consolidated Balance Sheets no longer includes the assets and liabilities of our Venezuelan operations and we no longer include the results of our Venezuelan operations in our Consolidated Financial Statements.
As a result of the change to the cost method of accounting, in the first quarter of 2016, we recorded a loss of approximately $120 in other expense, net. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within AOCI (shareholders' deficit) associated with foreign currency changes before Venezuela was accounted for as a highly inflationary economy. The nets assets of the Venezuelan business were comprised of inventories of approximately $24, property, plant and equipment, net of approximately $15, other assets of approximately $11, cash of approximately $5, accounts receivable of approximately $4, and accounts payable and accrued liabilities of approximately $20.
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
Accounting Standards Implemented
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability rather than as an asset. We adopted this standard for the first fiscal quarter of 2016 and applied it retrospectively to all periods presented. Accordingly, $9.1 of debt issuance costs are reflected within long-term debt as of December 31, 2015. These costs were previously recorded within other assets.
Accounting Standards to be Implemented
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all assets and liabilities arising from leases to be recognized in the statement of financial position. This standard is effective as of January 1, 2019. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which resulted in the standard being effective beginning in 2018, with early adoption permitted in the beginning of 2017. This standard has been amended, and as amended, can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.
2. EARNINGS (LOSS) PER SHARE AND SHARE REPURCHASES
We compute earnings (loss) per share ("EPS") using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for common stock, and earnings (loss) allocated to convertible preferred stock and participating securities, as appropriate. The earnings allocated to convertible preferred stock are the larger of the preferred dividends accrued in the period or the percentage of earnings allocable to the preferred stock as if they had been converted to common stock. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents to the extent any dividends are declared and paid on our common stock. We compute basic EPS by dividing net income (loss) allocated to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2016	2015	2016	2015
Numerator from continuing operations:
Income (loss) from continuing operations, less amounts attributable to noncontrolling interests	$35.6	$28.0	$(120.7)	$(115.5)
Less: (Earnings) loss allocated to participating securities	(.5)	(.1)	1.7	2.3
Less: Earnings allocated to convertible preferred stock	(5.9)	—	(7.3)	—
Income (loss) from continuing operations allocated to common shareholders	29.2	27.9	(126.3)	(113.2)
Numerator from discontinued operations:
(Loss) income from discontinued operations	$(2.6)	$.8	$(12.2)	$(3.0)
Less: Loss allocated to participating securities	—	.4	.2	.7
(Loss) income allocated to common shareholders	(2.6)	1.2	(12.0)	(2.3)
Numerator attributable to Avon:
Net income (loss) attributable to Avon	$33.0	$28.8	$(132.9)	$(118.5)
Less: (Earnings) loss allocated to participating securities	(.4)	(.1)	1.8	2.3
Less: Earnings allocated to convertible preferred stock	(5.9)	—	(7.3)	—
Income (loss) allocated to common shareholders	26.7	28.7	(138.4)	(116.2)
Denominator:
Basic EPS weighted-average shares outstanding	436.9	435.2	436.4	435.0
Diluted effect of assumed conversion of stock options	—	—	—	—
Diluted effect of assumed conversion of preferred stock	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	436.9	435.2	436.4	435.0
Earnings (Loss) per Common Share from continuing operations:
Basic	$.07	$.06	$(.29)	$(.26)
Diluted	.07	.06	(.29)	(.26)
Loss per Common Share from discontinued operations:
Basic	$(.01)	$—	$(.03)	$(.01)
Diluted	(.01)	—	(.03)	(.01)
Earnings (Loss) per Common Share attributable to Avon:
Basic	$.06	$.07	$(.32)	$(.27)
Diluted	.06	.07	(.32)	(.27)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended June 30, 2016 and 2015, we did not include stock options to purchase 15.2 million shares and 12.2 million shares, respectively, of Avon common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would be anti-dilutive. During the six months ended June 30, 2016 and 2015, we did not include stock options to purchase 13.8 million shares and 13.9 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a loss from continuing operations, net of tax. The inclusion of these shares would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive.
For the three and six months ended June 30, 2016, it is more dilutive to assume the Series C Convertible Preferred Stock is not converted into common stock and therefore the weighted-average outstanding shares outstanding was not adjusted by the as-if converted Series C Convertible Preferred Stock because the effect would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive. If the as-if converted Series C Convertible Preferred Stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three and six months ended June 30, 2016. See Note 7, Series C Convertible Preferred Stock.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

We purchased approximately .9 million shares of Avon common stock for $3.7 during the first six months of 2016, as compared to approximately .3 million shares of Avon common stock for $2.5 during the first six months of 2015, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units.
3. DISCONTINUED OPERATIONS
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus Capital Management, L.P. ("Cerberus"). The agreements include an investment agreement providing for a $435 investment by Cleveland Apple Investor L.P. (f/k/a Cleveland Apple Investor LLC) (“Cerberus Investor”) (an affiliate of Cerberus) in the Company through the purchase of perpetual convertible preferred stock (see Note 7, Series C Convertible Preferred Stock) and a separation and investment agreement providing for the separation of the Company's North America business, which represented the Company's operations in the United States, Canada and Puerto Rico, from the Company into New Avon LLC ("New Avon") a privately-held company that is majority-owned and managed by Cleveland NA Investor LLC (“Cerberus NA”) (an affiliate of Cerberus). These transactions closed on March 1, 2016.
Cerberus NA contributed $170 of cash into New Avon in exchange for 80.1% of its ownership interests. The Company contributed the North America business, certain pension and postretirement liabilities and $100 of cash into New Avon in exchange for a 19.9% ownership interest of New Avon. The Company received $4 of cash from New Avon at closing as part of an estimate of a customary working capital adjustment.
During the fourth quarter of 2015, the Company recorded an estimated loss on sale of discontinued operations of approximately $340 before tax (approximately $340 after tax) as the carrying value exceeded the estimated fair value less costs to sell. During the three and six months ended June 30, 2016, the Company recognized additional losses on sale of approximately $1 before tax (approximately $1 after tax) and approximately $16 before tax (approximately $6 after tax), respectively. The loss on sale represented the net assets contributed into New Avon, including certain pension and postretirement benefit plan liabilities and amounts in AOCI associated with the North America business, which were primarily unrecognized losses associated with our U.S. defined benefit pension plan, and costs to sell, as compared to the implied value of our ownership interests in New Avon which was approximately $43. The ultimate loss on sale will be dependent on the finalization of the amount of pension and postretirement benefit plan liabilities contributed to New Avon and the finalization of customary working capital settlement, which are expected to be finalized in the second half of 2016.
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
The Company accounts for its ownership interests in New Avon using the equity method of accounting, which results in the Company recognizing its proportionate share of New Avon's income or loss. The Company's proportionate share of the post-separation losses of New Avon was $.6 and $4.5 during the three and six months ended June 30, 2016, respectively, and was recorded within other expense, net.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for North America are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue	$—	$258.5	$135.2	$500.6
Cost of sales	—	102.4	53.2	197.9
Selling, general and administrative expenses	1.2	154.0	89.0	305.3
Operating (loss) profit	(1.2)	2.1	(7.0)	(2.6)
Other (expense) income items	—	(.2)	.6	(1.4)
Loss on sale of discontinued operations, before tax	(1.4)	—	(16.3)	—
(Loss) income from discontinued operations, before tax	(2.6)	1.9	(22.7)	(4.0)
Income taxes	—	(1.1)	10.5	1.0
(Loss) income from discontinued operations, net of tax	$(2.6)	$.8	$(12.2)	$(3.0)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

4. RELATED PARTY TRANSACTIONS
As discussed in Note 3, Discontinued Operations, the Company has entered into a transition services agreement to provide certain services to New Avon, as well as an agreement for research and development and subleases for office space. In addition, New Avon is performing certain services for the Company under a similar transition services agreement. The Company recorded a net $11.0 and $14.9 reduction of selling, general and administrative expenses associated with these agreements during the three and six months ended June 30, 2016, respectively.
The Company also supplies product to New Avon as part of these transition services. The Company recorded revenues of $9.8 and $13.5 and gross profit of $.4 and $.9 associated with this supply arrangement during the three and six months ended June 30, 2016, respectively. In addition, New Avon also supplies product to the Company as part of these transition services. The Company purchased $2.4 and $3.6 from New Avon associated with this supply arrangement during the three and six months ended June 30, 2016, respectively.
The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016. The Company recorded $1.0 and $1.0 in selling, general and administrative expenses associated with these agreements during the three and six months ended June 30, 2016, respectively. See Note 12, Restructuring Initiatives for additional information related to the Transformation Plan.
The Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of June 30, 2016 the Company has accrued $2.1 for the estimated value of such standby letters of credit. The recognition of the liability was included in the estimated loss on sale of the North America business in loss from discontinued operations, net of tax.
See Note 7, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cerberus Investor.
5. INVENTORIES

Components of Inventories	June 30, 2016	December 31, 2015
Raw materials	$206.6	$180.5
Finished goods	458.9	443.5
Total	$665.5	$624.0
6. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$1.3	$2.9	$1.3	$1.4	$—	$.1
Interest cost	.8	6.2	5.7	5.7	.3	.9
Expected return on plan assets	(1.0)	(8.3)	(8.7)	(9.1)	—	—
Amortization of prior service credit	—	(.2)	—	—	—	(1.0)
Amortization of net actuarial losses	1.6	11.5	1.7	2.1	(.1)	.5
Settlements/curtailments	—	—	—	—	—	—
Net periodic benefit costs(1)	$2.7	$12.1	$—	$.1	$.2	$.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$3.6	$6.5	$2.6	$2.9	$.1	$.3
Interest cost	5.1	12.5	11.7	11.6	.9	1.8
Expected return on plan assets	(6.2)	(16.6)	(17.5)	(18.2)	—	—
Amortization of prior service credit	(.1)	(.4)	—	—	(.9)	(2.0)
Amortization of net actuarial losses	7.7	23.1	3.4	4.2	.1	1.0
Settlements/curtailments	.1	—	—	—	—	—
Net periodic benefit costs(1)	$10.2	$25.1	$.2	$.5	$.2	$1.1
(1) Includes $8.3 of U.S. pension for the three months ended June 30, 2015 and $4.4 and $17.2 of U.S. pension for the six months ended June 30, 2016 and 2015, respectively. Immaterial amounts of the postretirement benefit plans (related to the U.S.) are included in discontinued operations for the three months ended June 30, 2015 and for the six months ended June 30, 2016 and 2015. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the tables above.
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
During the six months ended June 30, 2016, we made approximately $26 and $10 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2016, we anticipate contributing approximately $1 and $10 to $15 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
7. SERIES C CONVERTIBLE PREFERRED STOCK
On March 1, 2016, we issued and sold to Cerberus Investor 435,000 shares of newly issued Series C Preferred Stock for an aggregate purchase price of $435.0 pursuant to an Investment Agreement, dated as of December 17, 2015, between the Company and Cerberus Investor. In connection with the issuance of the Series C Preferred Stock, the Company incurred direct and incremental expenses of $8.7, comprised of financial advisory fees and legal expenses, which reduced the carrying value of the Series C Preferred Stock. The Series C Preferred Stock has accrued dividends daily since March 1, 2016 at a rate of 1.25% per quarter, and as of June 30, 2016, had accrued unpaid dividends of $7.3. There were no cash dividends declared in the six months ended June 30, 2016.
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
Conversion Features. Series C Preferred Stock is convertible at the option of the holders at any time into shares of the Company’s common stock at an initial conversion price of $5.00 per share, subject to certain anti-dilution adjustments. Prior to receipt of applicable shareholder approval, shares of Series C Preferred Stock are not convertible into more than 19.99% of the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

number of shares of common stock outstanding immediately prior to the issuance of the Series C Preferred Stock, subject to certain anti-dilution adjustments. As of June 30, 2016, Series C Preferred Stock was convertible into 87,051,524 shares of common stock. If at any time the volume weighted average price of the common stock exceeds $10.00 per share (subject to certain anti-dilution adjustments) for a period of 30 consecutive trading days, the Company may cause all of the Series C Preferred Stock to be converted into shares of common stock based on the then applicable conversion price.
Voting Rights. Holders of Series C Preferred Stock are entitled to vote generally with the holders of common stock on an as-converted basis. Holders of Series C Preferred Stock are also entitled to a separate class vote with respect to (i) the election of up to three directors to the Board of Directors, subject to maintaining certain levels of beneficial ownership of Series C Preferred Stock and/or common stock, (ii) amendments to the Company’s organizational documents that have an adverse effect on the Series C Preferred Stock, (iii) issuances by the Company of securities that are senior to, or equal in priority with, the Series C Preferred Stock or (iv) the delisting of the Company’s common stock, other than in connection with a change of control event.
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
The costs incurred in connection with ongoing compliance with the DPA and the Consent, including the monitorship, have not been material to date and we do not anticipate material costs going forward. We currently cannot estimate the costs that we are likely to incur in connection with self-reporting, if applicable, and any additional costs of implementing the changes, if any, to our policies and procedures required by the monitor.
Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company and following the federal court's dismissal, an additional action was subsequently filed in New York state court on May 1, 2015 (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651479/2015)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. On April 28, 2015, an action was filed to seek enforcement of demands for the inspection of certain of the Company’s books and records (Belle Cohen v. Avon Products, Inc. (filed in the New York Supreme Court, New York County, Index No. 651418/2015)). The parties have reached agreements to settle the derivative and books and records actions. The terms of settlement include certain corporate governance measures as well as releases of claims. The Company has accrued approximately $4 with respect to these matters, which the Company expects will be paid by insurance. Settlement is conditioned upon court approval of the proposed resolution of the derivative actions. On March 30, 2016, the court granted preliminary approval of the settlement. On June 30, 2016, the court held a hearing to consider final approval of the settlement and, thereafter, the court entered the order and judgment approving the settlement. In light of the settlement, stipulations voluntarily dismissing or discontinuing the actions with prejudice have been filed in the Pritika and Parker actions. In the event that the settlement of the derivative actions does not become final, we are unable to predict the outcome of these matters.
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
Between December 23, 2014 and March 12, 2015, two purported class actions were filed in the United States District Court for the Southern District of New York -- Poovathur v. Avon Products, Inc., et al. (No. 14-CV-10083) and McCoy et al. v. Avon

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Products, Inc., et al. (No. 15-CV-01828) asserting claims under the Employee Retirement Income Security Act ("ERISA") against the Company, the Plan's administrator, benefits board and investment committee, and certain individuals alleged to have served as Plan fiduciaries. On April 8, 2015, the Court consolidated the two actions and recaptioned the consolidated case as In re 2014 Avon Products, Inc. ERISA Litigation, (No. 14-CV-10083). On May 8, 2015, plaintiffs filed a consolidated complaint, asserting claims for alleged breach of fiduciary duty and failure to monitor under ERISA on behalf of a purported class of participants in and beneficiaries of the Plan who invested in and/or held shares of the Avon Common Stock Fund between July 31, 2006 and May 1, 2014 and between December 14, 2011 and the present.  Plaintiffs seek, inter alia, certain monetary relief, damages, and declaratory, injunctive and other equitable relief. On July 9, 2015, Defendants moved to dismiss the consolidated complaint. The parties have reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of approximately $6. Under the terms of the settlement, approximately $5 of the settlement will be paid by the Company’s insurer and approximately $1 will be paid by the Company (which represents the remaining deductible under the Company’s applicable insurance policy). On June 7, 2016, the court granted preliminary approval of the settlement and scheduled a hearing to consider final approval for October 11, 2016. If the settlement is not approved by the court, or is otherwise terminated before it is finalized, the Company will be unable to predict the outcome of this matter. Furthermore, in that event, it is reasonably possible that the Company may incur a loss in connection with this matter, which the Company is unable to reasonably estimate.
Under some circumstances, any losses incurred in connection with adverse outcomes in the litigation matters described above could be material.
Brazilian Tax Assessments
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $315, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $28 from approximately $66, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The Brazilian tax authorities' appeal to this favorable decision regarding the 2002 IPI assessment is still pending.
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
Brazil IPI Tax on Cosmetics
In May 2015, an Executive Decree on certain cosmetics went into effect in Brazil which increased the amount of IPI taxes that are to be remitted by Avon Brazil to the taxing authority on the sales of cosmetic products subject to IPI. Avon Brazil filed an objection to this IPI tax increase on the basis that it is not constitutional. From May 2015 through April 2016 Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase.
In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016 Avon Brazil is no longer required to remit the taxes associated with IPI into a judicial deposit. As the IPI tax increase remains in effect, Avon Brazil is continuing to recognize the IPI taxes associated with the May 2015 Executive Decree as a liability. At June 30, 2016, the liability to the taxing authorities for this IPI tax increase

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

was $82 and was classified within other liabilities in the Consolidated Balance Sheets, and the judicial deposit was $64 and was classified within other assets in the Consolidated Balance Sheets.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on our consolidated cash flows as Avon Brazil would have to remit the liability owed to the taxing authorities. This amount would be partially offset by the amount of the judicial deposit held by Avon Brazil. We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2016, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2016	$(854.8)	$(.9)	$(4.3)	$(146.6)	$(1,006.6)
Other comprehensive loss other than reclassifications	(7.9)	—	—	(1.4)	(9.3)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.5	—	—	.5
Amortization of net actuarial loss and prior service cost, net of tax of $.2(2)	—	—	—	5.6	5.6
Total reclassifications into earnings	—	.5	—	5.6	6.1
Balance at June 30, 2016	$(862.7)	$(.4)	$(4.3)	$(142.4)	$(1,009.8)

Three Months Ended June 30, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2015	$(803.1)	$(2.8)	$(4.3)	$(523.4)	$(1,333.6)
Other comprehensive income other than reclassifications	21.4	—	—	—	21.4
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.5	—	—	.5
Amortization of net actuarial loss and prior service cost, net of tax of $.3(2)	—	—	—	13.3	13.3
Total reclassifications into earnings	—	.5	—	13.3	13.8
Balance at June 30, 2015	$(781.7)	$(2.3)	$(4.3)	$(510.1)	$(1,298.4)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Six Months Ended June 30, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2015	$(950.0)	$(1.3)	$(4.3)	$(410.6)	$(1,366.2)
Other comprehensive income (loss) other than reclassifications	16.0	—	—	(14.1)	1.9
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.9	—	—	.9
Amortization of net actuarial loss and prior service cost, net of tax of $.4(2)	—	—	—	12.3	12.3
Deconsolidation of Venezuela, net of tax of $0.0	81.3	—	—	.8	82.1
Separation of North America, net of tax of $10.2	(10.0)	—	—	269.2	259.2
Total reclassifications into earnings	71.3	.9	—	282.3	354.5
Balance at June 30, 2016	$(862.7)	$(.4)	$(4.3)	$(142.4)	$(1,009.8)

Six Months Ended June 30, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)
Other comprehensive loss other than reclassifications	(104.7)	—	—	(3.6)	(108.3)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.9	—	—	.9
Amortization of net actuarial loss and prior service cost, net of tax of $.6(2)	—	—	—	26.6	26.6
Total reclassifications into earnings	—	.9	—	26.6	27.5
Balance at June 30, 2015	$(781.7)	$(2.3)	$(4.3)	$(510.1)	$(1,298.4)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net loss of $9.7 and net gain of $10.4 for the three months ended June 30, 2016 and 2015, respectively, and foreign exchange net losses of $10.9 and $8.3 for the six months ended June 30, 2016 and 2015, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income (Loss).
10. SEGMENT INFORMATION
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than marketing, costs to implement ("CTI") restructuring initiative (see Note 12, Restructuring Initiatives), certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Effective January, 1, 2016, we have updated our reportable segments. Prior periods have been restated to conform with the new presentation. Summarized financial information concerning our reportable segments was as follows:

Total Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Europe, Middle East & Africa	$520.9	$530.1	$1,041.3	$1,062.3
South Latin America	535.7	607.5	962.1	1,198.4
North Latin America	224.4	236.0	429.1	465.3
Asia Pacific	141.9	158.0	278.6	322.1
Total revenue from reportable segments	1,422.9	1,531.6	2,711.1	3,048.1
Other operating segments and business activities	11.4	33.3	29.7	68.9
Total revenue	$1,434.3	$1,564.9	$2,740.8	$3,117.0

Operating Profit	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Profit
Europe, Middle East & Africa	$83.4	$73.2	$152.1	$137.1
South Latin America	61.0	69.2	84.1	136.9
North Latin America	32.1	31.6	60.6	60.2
Asia Pacific	14.8	16.5	29.5	38.7
Total profit from reportable segments	$191.3	$190.5	$326.3	$372.9
Other operating segments and business activities	.7	4.9	4.9	10.0
Unallocated global expenses	(87.5)	(96.6)	(172.1)	(183.4)
CTI restructuring initiatives	(9.4)	(2.9)	(56.2)	(30.1)
Venezuelan special items	—	(6.2)	—	(112.6)
Operating profit	$95.1	$89.7	$102.9	$56.8
Other operating segments and business activities include the business results for Liz Earle, which was sold in July 2015, and Venezuela, which was deconsolidated effective March 31, 2016. Other operating segments and business activities also include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
11. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2016 and December 31, 2015, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2016	December 31, 2015
Prepaid taxes and tax refunds receivable	$101.9	$96.3
Receivables other than trade	79.0	69.6
Prepaid brochure costs, paper, and other literature	75.1	64.5
Other	58.0	65.7
Prepaid expenses and other	$314.0	$296.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

At June 30, 2016 and December 31, 2015, other assets included the following:

Components of Other Assets	June 30, 2016	December 31, 2015
Long-term receivables	$214.5	$162.1
Deferred tax assets	190.0	172.8
Capitalized software	83.9	82.4
Investment in New Avon	38.0	—
Investments	37.2	36.3
Tooling (plates and molds associated with our beauty products)	13.9	15.3
Other	27.0	21.1
Other assets	$604.5	$490.0
12. RESTRUCTURING INITIATIVES
Transformation Plan
In January 2016, we announced the Transformation Plan, which includes cost reduction efforts to continue to improve our cost structure and to enable us to reinvest in growth. As a result of this plan, we have targeted pre-tax annualized cost savings of approximately $350 after three years, with an estimated $200 from supply chain reductions and an estimated $150 from other cost reductions, which are expected to be achieved through restructuring actions, as well as other cost-savings strategies that will not result in restructuring charges. We plan to reinvest a portion of these cost savings in growth initiatives, including media, social selling and information technology systems that will help us modernize our business. We initiated the Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit Constant $ revenue growth. As part of the Transformation Plan, we identified certain actions, that we believe will reduce ongoing costs, primarily consisting of global headcount reductions relating to operating model changes. These operating model changes include streamlining of our corporate functions to align with the current and future needs of the business and an information technology infrastructure outsourcing initiative.
As a result of these restructuring actions approved-to-date, we have recorded total costs to implement these restructuring initiatives of $79.9 before taxes, of which $57.5 was recorded in the first six months of 2016, in the Consolidated Statements of Operations. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $15 to $25 before taxes are expected to be recorded primarily in 2016. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented. In connection with the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized savings of approximately $90 to $100 (before tax). We expect to realize approximately $25 of savings in 2016 and are expected to achieve the significant majority of the annualized savings beginning in 2017. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
Restructuring Charges - Three and Six Months Ended June 30, 2016
During the three and six months ended June 30, 2016, we recorded costs to implement of $10.0 and $57.5, respectively, related to the Transformation Plan, in the Consolidated Statement of Operations. The costs consisted of the following:

•	net charges of $2.8 and $49.9, respectively, primarily for employee-related costs, including severance benefits;

•	contract termination and other net charges of $4.6 and $4.6, respectively;

•	implementation costs of $1.1 and $1.5, respectively, primarily related to professional service fees;

•	accelerated depreciation of $1.2 and $1.2, respectively; and

•	inventory write-offs of $.3 and $.3, respectively.
Of the total costs to implement during the three months ended June 30, 2016, $9.7 was recorded in selling, general and administrative expenses and $.3 was recorded in cost of sales. Of the total costs to implement during the six months ended June 30, 2016, $57.2 was recorded in selling, general and administrative expenses and $.3 was recorded in cost of sales. The majority of cash payments, if applicable, associated with these charges are expected to be made during 2016.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The liability balance for the Transformation Plan as of June 30, 2016 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2015	$21.4	$—	$21.4
2016 charges	57.8	4.6	62.4
Adjustments	(7.9)	—	(7.9)
Cash payments	(17.1)	—	(17.1)
Foreign exchange	.2	—	.2
Balance at June 30, 2016	$54.4	$4.6	$59.0
The following table presents the restructuring charges incurred to date, under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Charges incurred to date	$71.3	$4.6	$—	$75.9
Estimated charges to be incurred on approved initiatives	6.3	2.0	2.0	10.3
Total expected charges on approved initiatives	$77.6	$6.6	$2.0	$86.2
The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan, by reportable business segment were as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$—	$—	$—	$—	$21.4	$21.4
First quarter 2016	21.9	12.1	3.3	4.7	5.1	47.1
Second quarter 2016	(.1)	1.0	(.4)	2.9	4.0	7.4
Charges incurred to date	21.8	13.1	2.9	7.6	30.5	75.9
Estimated charges to be incurred on approved initiatives	1.7	.1	—	2.3	6.2	10.3
Total expected charges on approved initiatives	$23.5	$13.2	$2.9	$9.9	$36.7	$86.2
We expect our total costs to implement restructuring on approved initiatives to be approximately $95 to $105 before taxes under the Transformation Plan. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will continue to incur other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.
Additional Restructuring Charges 2015
As a result of the then-current economic environment, including the impact of foreign currency movements and inflation on our expenses, and in an effort to continue to improve our cost structure, we identified certain actions during 2015 that we believe would reduce ongoing costs. These actions primarily consisted of global headcount reductions.
As a result of these restructuring actions, we recorded a net benefit of $.7 before taxes, during the six months ended June 30, 2016 in selling, general and administrative expenses, in the Consolidated Statements of Operations. There are no material remaining costs for restructuring actions approved-to-date. In connection with these restructuring actions, we realized annualized savings of approximately $30 before taxes. We began to realize savings in the second quarter of 2015 and achieved the annualized savings beginning in the third quarter of 2015. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Restructuring Charges – Three and Six Months Ended June 30, 2016
The costs to implement recorded during the three and six months ended June 30, 2016 consisted of net benefits of $.2 and $.7, respectively, primarily for employee-related costs due to severance benefits.
Restructuring Charges – Three and Six Months Ended June 30, 2015
The costs to implement recorded during the three and six months ended June 30, 2015 consisted of the following:

•	a benefit of $.3 and a charge of $24.7, respectively, for employee-related costs due to severance benefits; and

•	implementation costs of $3.5 and $5.4, respectively, primarily for professional service fees associated with Corporate and Asia Pacific.
The liability balance, which consists of employee-related costs, for these various restructuring initiatives as of June 30, 2016 is as follows:

Total
Balance at December 31, 2015	$4.0
2016 charges	—
Adjustments	(.7)
Cash payments	(1.5)
Foreign exchange	—
Balance at June 30, 2016	$1.8
The majority of cash payments associated with this liability are expected to be made during 2016.
The charges, net of adjustments, of these various restructuring initiatives, by reportable business segment were as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$4.2	$2.7	$.2	$5.8	$9.2	$22.1
First Quarter 2016	—	—	—	(.1)	(.4)	(.5)
Second Quarter 2016	—	—	—	—	(.2)	(.2)
Charges incurred to date	$4.2	$2.7	$.2	$5.7	$8.6	$21.4
In addition to the charges included in the tables above, we have incurred other costs to implement restructuring initiatives such as professional services fees.
Other Restructuring Initiatives
During the three and six months ended June 30, 2016, we recorded net benefits of $.4 and $.6, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009 and the restructuring initiatives launched in 2012 (the "Other Restructuring Initiatives" and "$400M Cost Savings Initiative"), which are substantially complete. During the three and six months ended June 30, 2015, we recorded net benefits of $.3 and an immaterial amount, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the Other Restructuring Initiatives. The liability balance associated with the Other Restructuring Initiatives, which primarily consists of employee-related costs and contract termination costs, as of June 30, 2016 is not material.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

13. GOODWILL
Goodwill

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Gross balance at December 31, 2015	$27.7	$68.9	$85.0	$181.6
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2015	$20.8	$68.9	$2.6	$92.3

Changes during the period ended June 30, 2016:
Foreign exchange	(.1)	3.9	—	3.8

Gross balance at June 30, 2016	$27.6	$72.8	$85.0	$185.4
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at June 30, 2016	$20.7	$72.8	$2.6	$96.1
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	.1	.1
Total	$2.8	$.1	$2.9
Liabilities:
Foreign exchange forward contracts	$—	$4.9	$4.9
Total	$—	$4.9	$4.9
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$—	$—	$—
Foreign exchange forward contracts	—	1.2	1.2
Total	$—	$1.2	$1.2
Liabilities:
Foreign exchange forward contracts	$—	$1.1	$1.1
Total	$—	$1.1	$1.1

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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2016 and December 31, 2015, respectively, consisted of the following:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.8	$2.8	$2.8	$2.8
Debt maturing within one year(1)	(48.8)	(48.8)	(55.2)	(55.2)
Long-term debt(1)	(2,139.6)	(1,755.5)	(2,150.5)	(1,622.7)
Foreign exchange forward contracts	(4.8)	(4.8)	.1	.1
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
15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of June 30, 2016, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2016:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.1	Accounts payable	$4.9
Total derivatives not designated as hedges		$.1		$4.9
Total derivatives		$.1		$4.9

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
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. As of June 30, 2016, we do not have any interest-rate swap agreements. Approximately 2% of our debt portfolio at June 30, 2016 and December 31, 2015 was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. The net impact of the gain amortization was $3.7 and $7.4, respectively, for the three and six months ended June 30, 2016, and $3.6 and $7.3, respectively, for the three and six months ended June 30, 2015. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At June 30, 2016, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $28.0, and was classified within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. The net impact of the gain amortization was $1.7 and $3.4, respectively, for the three and six months ended June 30, 2016, and $1.7 and $3.3, respectively, for the three and six months ended June 30, 2015. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At June 30, 2016, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $19.4, and was classified within long-term debt in the Consolidated Balance Sheets.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2016, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $83.2 for various currencies.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three and six months ended June 30, 2016, we recorded losses of $5.2 and $7.5, respectively, in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and six months ended June 30, 2016, we recorded gains of $4.6 and $5.4, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three and six months ended June 30, 2015, we recorded losses of $.9 and $8.9, respectively, in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2015, we recorded a loss of $.6 and a gain of $8.1 related to the associated intercompany loans, caused by changes in foreign currency exchange rates.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

16. DEBT
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of June 30, 2016, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of June 30, 2016, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO. AIO has issued approximately $38 of standby letters of credit. As of June 30, 2016, based on then applicable interest rates, approximately $335 could have been drawn down without violating any covenant.
Public Notes
In March 2013, we issued, in a public offering, $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"); $500.0 principal amount of 5.00% Notes due March 15, 2023; and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P and Moody's in 2014, 2015 and 2016, the interest rates on the 2013 Notes increased by a total of 2%, and as such, we have reached the maximum allowable increase in interest rates on these Notes, with the last .25% effective as of September 15, 2016.
At June 30, 2016, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"); $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes"); and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually.
The indentures governing our outstanding notes described above contain certain customary covenants and customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event Avon undergoes a change of control and, at such time, the outstanding notes are rated below investment grade.
Long-Term Credit Ratings
Our long-term credit ratings are Ba3 (Negative Outlook) for corporate family debt, and B1 (Negative Outlook) for senior unsecured debt, with Moody's; B (Stable Outlook) with S&P; and B+ (Negative Outlook) with Fitch, which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements.

AVON PRODUCTS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority, wholly owned and controlled subsidiaries.
OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel. During 2015, we had sales operations in 57 countries and territories, and distributed products in 15 more. Effective January, 1, 2016, our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare (which includes personal care), fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. At December 31, 2015, we had nearly 6 million active Representatives. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives. During 2015, all of our consolidated revenue was derived from operations outside of the United States ("U.S.").
During the six months ended June 30, 2016, revenue declined 12% compared to the prior-year period, primarily due to unfavorable foreign exchange, while Constant $ revenue increased 3%. The Constant $ revenue comparison was negatively impacted by approximately 1 point as a result of the sale of Liz Earle, which was completed in July 2015. The Constant $ revenue comparison was also negatively impacted by an estimated 1 point due to the Industrial Production Tax ("IPI") on cosmetics in Brazil that went into effect in May 2015. In addition, our Constant $ revenue benefited from growth in Europe, Middle East & Africa, most significantly Russia, and to a lesser extent, South Africa. Constant $ revenue benefited from higher average order, which was partially offset by a decrease in Active Representatives. The net impact of price and mix increased 7% as we have been improving our discipline of pricing with inflation, strategically pricing in certain markets and categories, and launching products at more advantageous price points, while managing the potential impact on unit sales. Units sold decreased 4%, primarily due to declines in units sold in Brazil and Mexico and the impact of the deconsolidation of Venezuela, partially offset by an increase in units sold in Russia. The decrease in Active Representatives was primarily due to the impact of the deconsolidation of Venezuela and declines in South Latin America, primarily Brazil, and Asia Pacific. These declines in Active Representatives were partially offset by growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention. See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Ending Representatives (as defined below in "Performance Metrics" in this MD&A) decreased by 1%. The decrease in Ending Representatives at June 30, 2016 as compared to the prior-year period was primarily due to the impact of the deconsolidation of Venezuela, which had a negative impact of 3 points, and to a lesser extent, declines in Asia Pacific. These decreases were partially offset by growth in Europe, Middle East & Africa, most significantly Russia and South Africa, as well as growth in South Latin America.
During the six months ended June 30, 2016, foreign currency had a significant impact on our financial results. As the U.S. dollar has strengthened relative to currencies of key Avon markets, our revenue and profits have been reduced when translated into U.S. dollars and our margins have been negatively impacted by country mix, as certain of our markets which have historically had higher operating margins experienced significant devaluation of their local currency. In addition, as our sales and costs are often denominated in different currencies, this has created a negative foreign currency transaction impact. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $115, foreign currency translation, which had an unfavorable impact to operating profit of approximately $50 and Adjusted operating profit of approximately $55, and lower foreign exchange losses on our working capital (classified within other expense, net), which had a favorable impact of approximately $8 before tax and $13 before tax on an Adjusted basis.
Effective March 31, 2016, we deconsolidated our Venezuelan operations. Our operating results for the first quarter of 2016 include the results of our Venezuelan operations; however, we have recorded a charge at March 31, 2016 to write-off balance sheet accounts associated with our Venezuela operations, and going forward, the Venezuela operating results will no longer be included in the Company's consolidated financial statements. As a result of this change in accounting, we recorded a loss of

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

approximately $120 in the first quarter of 2016. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within accumulated other comprehensive loss ("AOCI") associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy. See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations.
Transformation Plan
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management, L.P. ("Cerberus"), which included a $435 investment in Avon by an affiliate of Cerberus through the purchase of our Series C Preferred Stock and the separation of the North America business from Avon into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by an affiliate of Cerberus. Avon contributed $100 and retained approximately 20% ownership in this new privately-held company. These transactions closed on March 1, 2016. The North America business, which had consisted of the Company's operations in the U.S, Canada and Puerto Rico, was previously its own reportable segment and has been presented as discontinued operations for all periods presented. See Note 3, Discontinued Operations, and Note 7, Series C Convertible Preferred Stock, to the consolidated financial statements included herein for more information.
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
We have initiated this Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit Constant $ revenue growth. We are targeting the realization of approximately $70 of these pre-tax cost savings in 2016 and incurred costs to implement ("CTI") restructuring charges of approximately $80 associated with the Transformation Plan to-date. As part of the Transformation Plan, we will transition, over time, the location of our headquarters to the United Kingdom. For additional details, see Note 12, Restructuring Initiatives, to the consolidated financial statements included herein.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

RESULTS OF OPERATIONS—THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2015
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We also refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and underlying business results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at a constant exchange rate, which is updated on an annual basis as part of our budgeting process. Foreign currency impact is determined as the difference between actual growth rates and constant-currency growth rates.
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives, 2) charges related to the deconsolidation of our Venezuela operations as of March 31, 2016 and the devaluation of Venezuelan currency in February 2015, combined with being designated as a highly inflationary economy ("Venezuelan special items"), and, as it relates to our effective tax rate discussion, 3) an income tax benefit realized in the first quarter of 2016 as a result of tax planning strategies, an income tax benefit in the second quarter of 2016 primarily due to the release of a valuation allowance associated with Russia and the non-cash income tax adjustments associated with our deferred tax assets recorded in 2015 ("Special tax items").
The Venezuelan special items include the impact on the Consolidated Statements of Operations in 2016 caused by the deconsolidation of our Venezuela operations for which we recorded a loss of approximately $120 in other expense, net. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within AOCI associated with foreign currency changes before Venezuela was accounted for as a highly inflationary economy. The Venezuelan special items include the impact on the Consolidated Statements of Operations in 2015 caused by the devaluation of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical U.S. dollar cost of the assets at the previous exchange rate and the revised exchange rate. In 2015, the Venezuelan special items also include adjustments of approximately $11, to reflect certain non-monetary assets at their net realizable value. In 2015, the Venezuelan special items also include an impairment charge of approximately $90 to reflect the write-down of the long-lived assets to their estimated fair value. In 2015, the devaluation was caused as a result of moving from the SICAD II exchange rate of approximately 50 to the SIMADI exchange rate of approximately 170.
In addition, the effective tax rate discussion includes Special tax items, including the impact during 2016 on income taxes in the Consolidated Statements of Operations primarily due to the release of a valuation allowance associated with Russia in the second quarter of 2016 of approximately $7. The Special tax items also include the impact during 2016 on income taxes in the Consolidated Statements of Operations due to an income tax benefit of approximately $29 recognized in the first quarter of 2016 as the result of the implementation of foreign tax planning strategies. The Special tax items also include the impact during 2015 on the provision for income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge of approximately $31 and a benefit of approximately $3 associated with valuation allowances in the first and second quarters of 2015, respectively, to adjust our U.S. deferred tax assets to an amount that was "more likely than not" to be realized. The additional valuation allowance was due to the strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies, and the partial release of the valuation allowance was due to the weakening of the U.S. dollar against currencies of some of our key markets.
See Note 12, Restructuring Initiatives and Note 1, Accounting Policies, to the consolidated financial statements included herein, and "Venezuela Discussion" in this MD&A for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	%/Point Change	2016	2015	%/Point Change
Total revenue	$1,434.3	$1,564.9	(8)%	$2,740.8	$3,117.0	(12)%
Cost of sales	565.0	611.0	(8)%	1,083.8	1,222.7	(11)%
Selling, general and administrative expenses	774.2	864.2	(10)%	1,554.1	1,837.5	(15)%
Operating profit	95.1	89.7	6%	102.9	56.8	81%
Interest expense	33.2	30.5	9%	65.9	58.6	12%
Interest income	(5.3)	(3.1)	71%	(9.3)	(6.1)	52%
Other (income) expense, net	(4.7)	1.1	*	132.5	19.8	*
Income (loss) from continuing operations, net of tax	35.8	28.9	24%	(120.0)	(113.7)	(6)%
Net income (loss) attributable to Avon	$33.0	$28.8	15%	$(132.9)	$(118.5)	(12)%
Diluted earnings (loss) per share from continuing operations	$.07	$.06	17%	$(.29)	$(.26)	(12)%
Diluted earnings (loss) per share attributable to Avon	$.06	$.07	(14)%	$(.32)	$(.27)	(19)%

Advertising expenses(1)	$25.3	$31.6	(20)%	$48.3	$66.7	(28)%

Gross margin	60.6%	61.0%	(.4)	60.5%	60.8%	(.3)
CTI restructuring	—	—	—	—	—	—
Venezuelan special items	—	.4	(.4)	—	.7	(.7)
Adjusted gross margin	60.6%	61.3%	(.7)	60.5%	61.4%	(.9)

Selling, general and administrative expenses as a % of total revenue	54.0%	55.2%	(1.2)	56.7%	59.0%	(2.3)
CTI restructuring	(.6)	(.2)	(.4)	(2.0)	(1.0)	(1.0)
Venezuelan special items	—	—	—	—	(2.9)	2.9
Adjusted selling, general and administrative expenses as a % of total revenue	53.3%	55.0%	(1.7)	54.7%	55.0%	(.3)

Operating profit	$95.1	$89.7	6%	$102.9	$56.8	81%
CTI restructuring	9.4	2.9		56.2	30.1
Venezuelan special items	—	6.2		—	112.6
Adjusted operating profit	$104.5	$98.8	6%	$159.1	$199.5	(20)%

Operating margin	6.6%	5.7%	.9	3.8%	1.8%	2.0
CTI restructuring	.6	.2	.4	2.0	1.0	1.0
Venezuelan special items	—	.4	(.4)	—	3.6	(3.6)
Adjusted operating margin	7.3%	6.3%	1.0	5.8%	6.4%	(.6)

Change in Constant $ Adjusted operating margin(2)			2.0			.7

Change in Active Representatives			(2)%			(2)%
Change in units sold			(3)%			(4)%
Change in Ending Representatives			(1)%			(1)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are classified within selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended June 30, 2016
Revenue
During the three months ended June 30, 2016, revenue declined 8% compared to the prior-year period, primarily due to unfavorable foreign exchange, while Constant $ revenue increased 4%. The Constant $ revenue comparison was negatively impacted by approximately 1 point as a result of the sale of Liz Earle, which was completed in July 2015. The Constant $ revenue comparison also benefited from sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016, which was largely offset by the impact of the deconsolidation of Venezuela. In addition, our Constant $ revenue benefited from growth in Europe, Middle East & Africa, most significantly Russia and South Africa, as well as from growth in South Latin America and North Latin America. Constant $ revenue benefited from higher average order, which was partially offset by a 2% decrease in Active Representatives. The net impact of price and mix increased 7% as we have been improving our discipline of pricing with inflation, strategically pricing in certain markets and categories, and launching products at more advantageous price points, while managing the potential impact on unit sales. Units sold decreased 3%, primarily due to the impact of the deconsolidation of Venezuela and declines in units sold in Mexico. The decrease in Active Representatives was primarily due to the impact of the deconsolidation of Venezuela and declines in Asia Pacific. These declines in Active Representatives were partially offset by growth in Active Representatives in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention, as well as growth in North Latin America.
Ending Representatives decreased by 1%. The decrease in Ending Representatives at June 30, 2016 as compared to the prior-year period was primarily due to the impact of the deconsolidation of Venezuela, which had a negative impact of 3 points, and to a lesser extent, declines in Asia Pacific. These decreases were partially offset by growth in Europe, Middle East & Africa, most significantly Russia and South Africa, as well as growth in South Latin America.
See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations. See Note 3, Discontinued Operations, and Note 4, Related Parties, to the consolidated financial statements included herein for more information on New Avon.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Three Months Ended June 30,		%/Point Change
	2016	2015	US$	Constant $
Beauty:
Skincare	$417.6	$451.2	(7)%	4%
Fragrance	361.4	394.9	(8)	5
Color	254.3	270.6	(6)	6
Total Beauty	1,033.3	1,116.7	(7)	5
Fashion & Home:
Fashion	217.0	225.6	(4)	6
Home	149.2	169.4	(12)	3
Total Fashion & Home	366.2	395.0	(7)	5
Net sales from reportable segments	$1,399.5	$1,511.7	(7)	5
Net sales from Other operating segments and business activities	—	32.8	(100)	(100)
Net sales	$1,399.5	$1,544.5	(9)	2
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 90 basis points and 100 basis points, respectively, compared to the same period of 2015. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 40 basis points and 70 basis points, respectively, compared to the same period of 2015. The gross margin comparison was impacted by approximately 40 basis points in the prior year by the

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $6 was recognized in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuela operations.
The remaining decrease in gross margin and the decrease of 70 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 290 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation; and

•	a decrease of 40 basis points due to sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016.
These items were partially offset by the following:

•
an increase of 150 basis points due to the favorable net impact of mix and pricing, which includes the realization of price increases in Argentina, which is a market experiencing relatively high inflation; and

•	an increase of 110 basis points due to lower supply chain costs, primarily from lower material costs and cost savings initiatives in Europe, Middle East & Africa.
See Note 4, Related Parties, to the consolidated financial statements included herein for more information on New Avon.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 120 basis points and 170 basis points, respectively, compared to the same period of 2015. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 40 basis points in the prior year by higher CTI restructuring and the $1 negative impact associated with our Venezuela operations for certain non-monetary assets carried at the historical U.S. dollar cost following the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuela operations and Note 12, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
The remaining decrease in selling, general and administrative expenses as a percentage of revenue and the decrease of 170 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue were primarily due to the following:

•
a decrease of 280 basis points primarily due to the impact of our Constant $ revenue growth with respect to our fixed expenses. In addition, lower fixed expenses, primarily resulting from our costs savings initiatives, mainly reductions in headcount, were largely offset by the inflationary impact on our expenses; and

•	a decrease of 30 basis points from lower advertising expense, primarily in Europe, Middle East & Africa.
These items were partially offset by the following:

•	an increase of approximately 60 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•	an increase of 30 basis points from higher bad debt expense, primarily in South Latin America; and

•
various other insignificant items that partially offset the decrease in selling, general and administrative expenses and Adjusted selling, general and administrative expenses as a percentage of revenue.

Other Expense
Interest expense increased by approximately $3 compared to the prior-year period, primarily due to the increase in the interest rates on the 2013 Notes (defined below) as a result of the downgrades of our long-term credit ratings, partially offset by lower outstanding debt balances.
Interest income increased by approximately $2 compared to the prior-year period.
Other (income) expense, net, was income of approximately $5 in the current-year period as compared to expense of approximately $1 in the prior-year period, primarily due to higher gains on foreign exchange compared to the prior-year period.
Effective Tax Rate
The effective tax rate in 2016 was impacted by a net benefit of approximately $7 primarily due to the release of a valuation allowance associated with Russia, partially offset by CTI restructuring. The effective tax rate in 2015 was negatively impacted

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting and CTI restructuring, partially offset by the benefit from a partial release of a valuation allowance against deferred tax assets of approximately $3, which was due to the weakening of the U.S. dollar against currencies of some of our key markets.
The effective tax rates and the Adjusted effective tax rates in 2016 and 2015 were negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results.
See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations, and Note 12, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
Discontinued Operations
Loss from discontinued operations, net of tax was $3 compared to income of $1 for 2015. During the second quarter of 2016, we recorded a charge of approximately $1 before tax ($1 after tax) associated with the sale of the North America business which closed on March 1, 2016. See Note 3, Discontinued Operations, to the consolidated financial statements included herein for more information.
Impact of Foreign Currency
During the second quarter of 2016, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $45, or approximately 280 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $25, or approximately 70 basis points to operating margin and Adjusted operating margin; and

•	foreign exchange gains on our working capital (classified within other expense, net), which had a favorable impact of approximately $3 before tax.
Six Months Ended June 30, 2016
Revenue
During the six months ended June 30, 2016, revenue declined 12% compared to the prior-year period, primarily due to unfavorable foreign exchange, while Constant $ revenue increased 3%. The Constant $ revenue comparison was negatively impacted by approximately 1 point as a result of the sale of Liz Earle, which was completed in July 2015. The Constant $ revenue comparison was also negatively impacted by an estimated 1 point due to the IPI tax on cosmetics in Brazil that went into effect in May 2015. The Constant $ revenue comparison also benefited from sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016, which was partially offset by the impact of the deconsolidation of Venezuela. In addition, our Constant $ revenue benefited from growth in Europe, Middle East & Africa, most significantly Russia, and to a lesser extent, South Africa. Constant $ revenue benefited from higher average order, which was partially offset by a decrease in Active Representatives. The net impact of price and mix increased 7% as we have been improving our discipline of pricing with inflation, strategically pricing in certain markets and categories, and launching products at more advantageous price points, while managing the potential impact on unit sales. Units sold decreased 4%, primarily due to declines in units sold in Brazil and Mexico and the impact of the deconsolidation of Venezuela, partially offset by an increase in units sold in Russia. The decrease in Active Representatives was primarily due to the impact of the deconsolidation of Venezuela and declines in South Latin America, primarily Brazil, and Asia Pacific. These declines in Active Representatives were partially offset by growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention.
See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations. See Note 3, Discontinued Operations, and Note 4, Related Parties, to the consolidated financial statements included herein for more information on New Avon.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Six Months Ended June 30,		%/Point Change
	2016	2015	US$	Constant $
Beauty:
Skincare	$780.2	$896.9	(13)%	1%
Fragrance	693.2	782.3	(11)	4
Color	500.3	560.5	(11)	4
Total Beauty	1,973.7	2,239.7	(12)	3
Fashion & Home:
Fashion	413.7	439.4	(6)	7
Home	278.5	330.3	(16)	2
Total Fashion & Home	692.2	769.7	(10)	5
Net sales from reportable segments	$2,665.9	$3,009.4	(11)	3
Net sales from Other operating segments and business activities	13.6	68.0	(80)	(83)
Net sales	$2,679.5	$3,077.4	(13)	3
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin increased 200 basis points, while Adjusted operating margin decreased 60 basis points, compared to the same period of 2015. The increase in operating margin and decrease in Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 30 basis points and 90 basis points, respectively, compared to the same period of 2015. The gross margin comparison was impacted by approximately 70 basis points in the prior year by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $21 was recognized in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuela operations.
The remaining decrease in gross margin and the decrease of 90 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 340 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation; and

•	a decrease of 30 basis points due to sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016.
These items were partially offset by the following:

•
an increase of 150 basis points due to the favorable net impact of mix and pricing, which includes the realization of price increases in Argentina, which is a market experiencing relatively high inflation; and

•	an increase of 130 basis points due to lower supply chain costs, primarily from lower material costs in Europe, Middle East & Africa and South Latin America.
See Note 4, Related Parties, to the consolidated financial statements included herein for more information on New Avon.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 230 basis points and 30 basis points, respectively, compared to the same period of 2015. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 200 basis points in the prior year by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, primarily as an approximate $90 impairment charge was recognized in the prior-year period to reflect

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

the write-down of the long-lived assets to their estimated fair value following a devaluation, which was partially offset by lower CTI restructuring. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuela operations and Note 12, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
The remaining decrease in selling, general and administrative expenses as a percentage of revenue and the decrease of 30 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•
a decrease of 230 basis points primarily due to the impact of our Constant $ revenue growth with respect to our fixed expenses. In addition, lower fixed expenses, primarily resulting from our costs savings initiatives, mainly reductions in headcount, were largely offset by the inflationary impact on our expenses; and

•	a decrease of 40 basis points from lower advertising expense, primarily in Europe, Middle East & Africa.
These items were partially offset by the following:

•	an increase of approximately 110 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

•	an increase of 40 basis points as a result of the IPI tax law on cosmetics in Brazil, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax;

•	an increase of 40 basis points from higher bad debt expense, primarily in Brazil; and

•
various other insignificant items that partially offset the decrease in selling, general and administrative expenses and Adjusted selling, general and administrative expenses as a percentage of revenue.

Other Expense
Interest expense increased by approximately $7 compared to the prior-year period, primarily due to the increase in the interest rates on the 2013 Notes (defined below) as a result of the downgrades of our long-term credit ratings, partially offset by lower outstanding debt balances.
Interest income increased by approximately $3 compared to the prior-year period.
Other expense, net, increased by approximately $113 compared to the prior-year period, primarily due to the year-on-year impact the Venezuelan special items as we recorded a loss of approximately $120 in the first quarter of 2016 as compared to a benefit of approximately $4 in the first quarter of 2015. In addition, other expense, net was positively impacted by lower losses on foreign exchange compared to the prior-year period, partially offset by our proportionate share of New Avon's loss of approximately $5. See "Venezuela Discussion" in this MD&A for further discussion of our Venezuela operations. See Note 3, Discontinued Operations, to the consolidated financial statements included herein for more information on New Avon.
Effective Tax Rate
The effective tax rate in 2016 was impacted by the deconsolidation of our Venezuelan operations and CTI restructuring, partially offset by a benefit of approximately $29 as a result of the implementation of foreign tax planning strategies and a net benefit of approximately $7 primarily due to the release of a valuation allowance associated with Russia. The effective tax rate in 2015 was negatively impacted by an additional valuation allowance for deferred tax assets of approximately $31 in the U.S., which was recorded in the first quarter of 2015, partially offset by a partial release of a valuation allowance against deferred tax assets of approximately $3 which was recorded in the second quarter of 2015. The additional valuation allowance was due to the strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies. The partial release of the valuation allowance was due to the weakening of the U.S. dollar against currencies of some of our key markets. The effective tax rate in 2015 was also negatively impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting and CTI restructuring.
The effective tax rates and the Adjusted effective tax rates in 2016 and 2015 were negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results.
See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations, and Note 12, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
Discontinued Operations
Loss from discontinued operations, net of tax was $12 compared to $3 for 2015. During the first half of 2016, we recorded charges of approximately $16 before tax ($6 after tax) in the aggregate associated with the sale of the North America business

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

which closed on March 1, 2016. See Note 3, Discontinued Operations, to the consolidated financial statements included herein for more information.

Impact of Foreign Currency
During the first half of 2016, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $115, or approximately 360 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to operating profit of approximately $50 and Adjusted operating profit of approximately $55, or approximately 100 basis points to operating margin and approximately 90 basis points to Adjusted operating margin; and

•	lower foreign exchange losses on our working capital (classified within other expense, net), which had a favorable impact of approximately $8 before tax and $13 before tax on an Adjusted basis.
Venezuela Discussion
Avon Venezuela operates in the direct-selling channel offering Beauty and Fashion & Home products. Avon Venezuela has a manufacturing facility that produces the Beauty products that it sells. Avon Venezuela imports many of its Fashion & Home products and raw materials and components needed to manufacture its Beauty products.
Currency restrictions enacted by the Venezuelan government since 2003 have impacted the ability of Avon Venezuela to obtain foreign currency to pay for imported products. In 2010, we began accounting for our operations in Venezuela under accounting guidance associated with highly inflationary economies. Under U.S. GAAP, the financial statements of a foreign entity operating in a highly inflationary economy are required to be remeasured as if the functional currency is the company’s reporting currency, the U.S. dollar. This generally results in translation adjustments, caused by changes in the exchange rate, being reported in earnings currently for monetary assets (e.g., cash, accounts receivable) and liabilities (e.g., accounts payable, accrued expenses) and requires that different procedures be used to translate non-monetary assets (e.g., inventories, fixed assets). Non-monetary assets and liabilities are remeasured at the historical U.S. dollar cost basis. This diverges significantly from the application of accounting rules prior to designation as highly inflationary accounting, where such gains and losses would have been recognized only in other comprehensive income (loss) (shareholders' deficit).
Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and have restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings. We expected that this other-than-temporary lack of exchangeability would continue for the foreseeable future, and as a result, we concluded that, effective March 31, 2016, we did not meet the accounting criteria of control in order to continue consolidating our Venezuelan operations and, as a result, account for our Venezuelan operations using the cost method of accounting. Our Consolidated Balance Sheets no longer includes the assets and liabilities of our Venezuelan operations and we no longer include the results of our Venezuelan operations in our Consolidated Financial Statements and will include income relating to our Venezuelan operations only to the extent that we receive cash for dividends or royalties remitted by Avon Venezuela.
As a result of the change to the cost method of accounting, in the first quarter of 2016 we recorded a loss of approximately $120 in other expense, net. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within AOCI associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy. The net assets of the Venezuelan business were comprised of inventories of approximately $24, property, plant and equipment, net of approximately $15, other assets of approximately $11, cash of approximately $5, accounts receivable of approximately $4, and accounts payable and accrued liabilities of approximately $20.
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
Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than marketing, CTI restructuring initiatives, certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. See Note 10, Segment Information, to the consolidated Financial statements for a reconciliation of segment profit to operating profit.

	Three Months Ended June 30,
	2016		2015
	Total revenue	Segment profit	Total revenue	Segment profit
Europe, Middle East & Africa	$520.9	$83.4	$530.1	$73.2
South Latin America	535.7	61.0	607.5	69.2
North Latin America	224.4	32.1	236.0	31.6
Asia Pacific	141.9	14.8	158.0	16.5
Total from reportable segments	$1,422.9	$191.3	$1,531.6	$190.5

	Six Months Ended June 30,
	2016		2015
	Total revenue	Segment profit	Total revenue	Segment profit
Europe, Middle East & Africa	$1,041.3	$152.1	$1,062.3	$137.1
South Latin America	962.1	84.1	1,198.4	136.9
North Latin America	429.1	60.6	465.3	60.2
Asia Pacific	278.6	29.5	322.1	38.7
Total from reportable segments	$2,711.1	$326.3	$3,048.1	$372.9

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2016	2015	US$	Constant $	2016	2015	US$	Constant $
Total revenue	$520.9	$530.1	(2)%	7%	$1,041.3	$1,062.3	(2)%	9%
Segment profit	83.4	73.2	14%	28%	152.1	137.1	11%	29%

Segment margin	16.0%	13.8%	2.2	2.5	14.6%	12.9%	1.7	2.2

Change in Active Representatives				4%				6%
Change in units sold				2%				5%
Change in Ending Representatives				6%				6%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2016
Total revenue decreased 2% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange, most significantly the strengthening of the U.S. dollar relative to the Russian ruble and South African Rand. On a Constant $ basis, revenue grew 7%, primarily driven by Russia and South Africa. The increase in Active Representatives drove the region's Constant $ revenue growth, while average order also increased. The increase in Ending Representatives was driven primarily by growth in Russia and South Africa, partially offset by a decline in the United Kingdom.
In Russia, revenue decreased 7%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 15%, primarily due to an increase in Active Representatives, which continued to benefit from sustained momentum in recruiting and retention, and higher average order, which was driven by pricing. In the United Kingdom, revenue declined 7%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue was relatively unchanged, as a decrease of Active Representatives was offset by higher average order. The increase in the United Kingdom's average order was primarily the result of strength in Beauty. In South Africa, revenue grew 1%, despite being unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 27%, due to an increase in Active Representatives, as well as higher average order.
Segment margin increased 2.2 points, or 2.5 points on a Constant $ basis, primarily as a result of:

•	a net benefit of 1.3 points primarily due to the Constant $ revenue growth with respect to our fixed expenses;

•	a benefit of .9 points due to lower advertising expense, primarily in Russia; and

•
a benefit of .4 points due to higher gross margin caused primarily by a benefit of 1.7 points due to lower supply chain costs, including benefits from lower material costs and cost savings initiatives. The net impact of mix and pricing also benefited gross margin by 1.1 points which was primarily driven by Russia. These were partially offset by an estimated 2 points from the unfavorable impact of foreign currency transaction losses.

Six Months Ended June 30, 2016
Total revenue decreased 2% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange, most significantly the strengthening of the U.S. dollar relative to the Russian ruble and South African Rand. On a Constant $ basis, revenue grew 9%, primarily driven by Russia and South Africa. The increase in Active Representatives drove the region's Constant $ revenue growth, while average order also increased.
In Russia, revenue decreased 1%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 21%, primarily due to an increase in Active Representatives, which continued to benefit from sustained momentum in recruiting and retention, and higher average order, which was driven by pricing. In the United Kingdom, revenue declined 5%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue grew 1%, primarily due to higher average order which was partially offset by a decrease in Active Representatives. In South Africa, revenue declined 3%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 26%, due to an increase in Active Representatives, as well as higher average order.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment margin increased 1.7 points, or 2.2 points on a Constant $ basis, primarily as a result of:

•	a net benefit of 1.8 points primarily due to the Constant $ revenue growth with respect to our fixed expenses;

•	a benefit of .9 points due to lower advertising expense, primarily in Russia; and

•
a decline of .7 points due to lower gross margin caused primarily by an estimated 4 points from the unfavorable impact of currency transaction losses. This was partially offset by a benefit of 1.6 points due to lower supply chain costs, including benefits from lower material costs and cost savings initiatives. The net impact of mix and pricing also benefited gross margin by 1.2 points which was primarily driven by Russia.

South Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2016	2015	US$	Constant $	2016	2015	US$	Constant $
Total revenue	$535.7	$607.5	(12)%	5%	$962.1	$1,198.4	(20)%	2%
Segment profit	61.0	69.2	(12)%	6%	84.1	136.9	(39)%	(23)%

Segment margin	11.4%	11.4%	—	.1	8.7%	11.4%	(2.7)	(2.7)

Change in Active Representatives				—%				(2)%
Change in units sold				(2)%				(7)%
Change in Ending Representatives				1%				1%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2016
Total revenue decreased 12% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Argentine Peso. On a Constant $ basis, revenue increased 5%. The region's Constant $ revenue growth was negatively impacted by an estimated 2 points from additional Value Added Tax ("VAT") state taxes in Brazil that were implemented in late 2015. In addition, an IPI tax law on cosmetics in Brazil that went into effect in May 2015 caused an estimated 1 point negative impact on the region's Constant $ revenue growth. The region's Constant $ revenue benefited from higher average order, which was driven by pricing. The region's Constant $ revenue and higher average order benefited from relatively high inflation in Argentina, as this market's results were impacted by the inflationary impact on pricing. Revenue in Argentina decreased 23%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 23% which was primarily due to higher average order, partially offset by a decrease in Active Representatives. Argentina contributed approximately 3 points to the region's Constant $ revenue growth, and approximately 1 point to Avon's consolidated Constant $ revenue growth. The increase in Ending Representatives was primarily driven by an increase in Brazil.
Revenue in Brazil decreased 10%, unfavorably impacted by foreign exchange. Brazil’s Constant $ revenue increased 2%, despite a continued difficult economic environment, and was primarily due to higher average order, which was driven by pricing. Constant $ revenue in Brazil was negatively impacted by an estimated 4 points from the additional VAT state taxes discussed above. In addition, Brazil's Constant $ revenue was negatively impacted by an estimated 2 points due to the impact of the IPI tax discussed above, and a decrease in Active Representatives. On a Constant $ basis, Brazil’s sales from Beauty products increased 2%, as benefits from pricing were partially offset by the negative impact of the additional state taxes and the IPI tax. The additional VAT state taxes and the IPI tax also negatively impacted Brazil's Beauty units, as we increased prices to partially offset the taxes. On a Constant $ basis, Brazil's sales from Fashion & Home products decreased 1%.
Segment margin was relatively unchanged, or increased .1 point on a Constant $ basis, primarily as a result of:

•	a benefit of .8 points primarily due to the Constant $ revenue growth with respect to our fixed expenses;

•	a benefit of .6 points from lower net brochure costs, primarily in Brazil;

•	a benefit of .3 points from lower distribution costs, primarily due to cost savings initiatives;

•
a decline of 1.1 points from gross margin caused by an estimated 4 points from the unfavorable impact of currency transaction losses, partially offset by 2.0 points from the favorable net impact of mix and pricing and .8 points from

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

lower supply chain costs, including benefits from cost savings initiatives. The favorable net impact of mix and pricing includes the realization of price increases ahead of inflation in Argentina;

•	a decline of .7 points from higher bad debt expense, primarily due to the macroeconomic environment in Brazil and Argentina;

•
a decline of .4 points as a result of the IPI tax law on cosmetics in Brazil, which are a reduction of revenue and we have not raised the prices paid by Representatives to the same extent as the IPI tax; and

•	various other insignificant items that benefited segment margin.
Six Months Ended June 30, 2016
Total revenue decreased 20% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to most currencies in this segment. On a Constant $ basis, revenue increased 2%. The IPI tax in Brazil has caused an estimated 3 point negative impact on the region's Constant $ revenue growth. The region's Constant $ revenue growth was also negatively impacted by an estimated 1 point from additional VAT state taxes in Brazil that were implemented in late 2015. The region's Constant $ revenue benefited from higher average order, which was driven by pricing, and was partially offset by a decrease in Active Representatives. The region's Constant $ revenue and higher average order benefited from relatively high inflation in Argentina, as this market's results were impacted by the inflationary impact on pricing. Revenue in Argentina decreased 24%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 23% which was primarily due to higher average order, partially offset by a decrease in Active Representatives. Argentina contributed approximately 3 points to the region's Constant $ revenue growth, and approximately 1 point to Avon's consolidated Constant $ revenue growth.
Revenue in Brazil decreased 22%, unfavorably impacted by foreign exchange. Brazil’s Constant $ revenue decline of 2% was negatively impacted by an estimated 5 points due to the impact of the IPI tax discussed above. Constant $ revenue in Brazil was also negatively impacted by an estimated 3 points from the additional VAT state taxes discussed above. The negative impact of the IPI tax, the additional VAT state taxes and a decrease in Active Representatives was partially offset by higher average order, which was driven by pricing. In addition, Brazil continued to be impacted by a difficult economic environment. On a Constant $ basis, Brazil’s sales from Beauty products also decreased 4%, negatively impacted by the IPI tax. The IPI tax and additional VAT state taxes also negatively impacted Brazil's Beauty units, as we increased prices to partially offset the taxes. On a Constant $ basis, Brazil's sales from Fashion & Home products decreased 3%.
Segment margin decreased 2.7 points on both a reported and Constant $ basis, primarily as a result of:

•
a decline of 1.5 points from gross margin caused by an estimated 5 points from the unfavorable impact of currency transaction losses, partially offset by 2.0 points from the favorable net impact of mix and pricing and 1.2 points from lower supply chain costs. The favorable net impact of mix and pricing includes the realization of price increases ahead of inflation in Argentina. Supply chain costs benefited primarily as a result of lower material costs;

•
a decline of 1.4 points as a result of the IPI tax law on cosmetics in Brazil, which are a reduction of revenue and we have not raised the prices paid by Representatives to the same extent as the IPI tax;

•	a decline of 1.1 points from higher bad debt expense, primarily due to the macroeconomic environment in Brazil and Argentina;

•	a benefit of .4 points primarily due to the Constant $ revenue growth with respect to our fixed expenses;

•	a benefit of .3 points from lower net brochure costs, primarily in Brazil; and

•	various other insignificant items that partially offset the decline in segment margin.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2016	2015	US$	Constant $	2016	2015	US$	Constant $
Total revenue	$224.4	$236.0	(5)%	6%	$429.1	$465.3	(8)%	4%
Segment profit	32.1	31.6	2%	15%	60.6	60.2	1%	16%

Segment margin	14.3%	13.4%	.9	1.1	14.1%	12.9%	1.2	1.4

Change in Active Representatives				4%				—%
Change in units sold				(6)%				(5)%
Change in Ending Representatives				—%				—%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2016
North Latin America consists largely of our Mexico business. Total revenue for the region decreased 5% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 6%, which benefited from an increase in Active Representatives and higher average order. Revenue in Mexico decreased 8%, unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue grew 7%, primarily due to higher average order, as well as an increase in Active Representatives. Mexico's higher average order benefited primarily from pricing, partially offset by a decline in units sold, and Active Representatives benefited from improved onboarding and retention.
Segment margin increased .9 points, or 1.1 points on a Constant $ basis, primarily as a result of:

•
a benefit of 1.6 points from higher gross margin caused primarily by a benefit of 2.8 points from the favorable impact of mix and pricing and .4 points from lower supply chain costs, partially offset by 1.6 points from the unfavorable impact of foreign currency transaction losses; and

•	a decline of .9 points due to higher advertising expense, primarily in Mexico to support new product launches.
Six Months Ended June 30, 2016
Total revenue decreased 8% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 4%, which benefited from higher average order. Revenue in Mexico decreased 12%, unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue grew 5%, primarily due to higher average order which benefited primarily from pricing, partially offset by a decline in units sold. Mexico's Active Representatives benefited from improved onboarding and retention.
Segment margin increased 1.2 points, or 1.4 points on a Constant $ basis, primarily as a result of a benefit of 1.5 points from higher gross margin. Higher gross margin was caused primarily by a benefit of 2.3 points from the favorable impact of mix and pricing and 1.2 points from lower supply chain costs, partially offset by 1.7 points from the unfavorable impact of foreign currency transaction losses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2016	2015	US$	Constant $	2016	2015	US$	Constant $
Total revenue	$141.9	$158.0	(10)%	(5)%	$278.6	$322.1	(14)%	(7)%
Segment profit	14.8	16.5	(10)%	(2)%	29.5	38.7	(24)%	(15)%

Segment margin	10.4%	10.4%	—	.3	10.6%	12.0%	(1.4)	(1.0)

Change in Active Representatives				(8)%				(9)%
Change in units sold				(4)%				(6)%
Change in Ending Representatives				(4)%				(4)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2016
Total revenue decreased 10% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 5%, due to declines in most markets. The region's Constant $ revenue decline was primarily due to a decrease in Active Representatives, partially offset by higher average order. The segment's Active Representatives decline was impacted by a reduction in the number of sales campaigns in the Philippines. The decrease in Ending Representatives was driven by declines in most markets, partially offset by an increase in the Philippines. Revenue in the Philippines increased 1%, or 6% on a Constant $ basis, primarily due to higher average order, partially offset by a decrease in Active Representatives. The timing of the Easter holiday also benefited revenue in the Philippines.
Segment margin was relatively unchanged, or increased .3 points on a Constant $ basis, primarily as a result of:

•	a net benefit of .5 points from lower fixed expenses, partially offset by the unfavorable impact of declining revenue with respect to our fixed expenses;

•	a benefit of .4 points from lower transportation costs;

•	a decline of .6 points from higher bad debt expense, primarily in the Philippines;

•
a decline of .4 points due to lower gross margin caused primarily by 1.2 points from the unfavorable impact of mix and pricing and .6 points from the unfavorable impact of foreign currency transaction losses. These impacts were partially offset by 1.5 points from lower supply chain costs; and

•	various other insignificant items that benefited segment margin.
We are evaluating strategic alternatives for China.
Six Months Ended June 30, 2016
Total revenue decreased 14% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 7%, due to declines in most markets, led by China which declined 41%, or 38% on a Constant $ basis. The region's Constant $ revenue decline was primarily due to a decrease in Active Representatives, partially offset by higher average order. The segment's Active Representatives decline was impacted by a reduction in the number of sales campaigns in the Philippines. Revenue in the Philippines decreased 3%, but grew 3% on a Constant $ basis, primarily due to higher average order, partially offset by a decrease in Active Representatives.
Segment margin declined 1.4 points, or 1.0 point on a Constant $ basis, primarily as a result of:

•
a decline of .6 points due to lower gross margin caused primarily due by 1.0 point from the unfavorable impact of mix and pricing and .7 points from the unfavorable impact of foreign currency transaction losses. These items were partially offset by 1.1 points from lower supply chain costs;

•	a decline of .6 points due to the net impact of declining revenue with respect to Representative, sales leader and field expense;

•	a net decline of .5 points from the unfavorable impact of declining revenue with respect to our fixed expenses, partially offset by lower fixed expenses;

•	a decline of .4 points due to higher bad debt expense, primarily in the Philippines;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a benefit of .6 points due to lower advertising expense, primarily in China; and

•	a benefit of .3 points from lower transportation costs.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At June 30, 2016, we had cash and cash equivalents totaling approximately $742. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. For more information with respect to currency restrictions, see "Segment Review - South Latin America" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" contained in our 2015 Form 10-K.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity (including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded in 2015 and 2016, which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings were downgraded in 2015, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" contained in our 2015 Form 10-K.
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
Cash Flows
Net Cash Used by Continuing Operating Activities
Net cash used by continuing operating activities during the first six months of 2016 was approximately $130, as compared to approximately $107 during the first six months of 2015. The approximate $23 increase to net cash used by continuing operating activities was primarily due to lower cash-related earnings, which were impacted by the unfavorable impact of foreign currency, timing of payments, primarily for inventory, and the contribution to the U.S. pension plan in 2016 of $20, which did not occur in 2015. These items were partially offset by the $67 payment to the U.S. Securities and Exchange Commission in connection with the FCPA settlement in 2015, which did not occur in 2016.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first six months of 2016 was approximately $44, as compared to approximately $47 during the first six months of 2015.
Net Cash Provided (Used) by Continuing Financing Activities
Net cash provided by continuing financing activities during the first six months of 2016 was approximately $413, as compared to net cash used by continuing financing activities of approximately $59 during the first six months of 2015. The approximately $472 increase to net cash provided (used) by continuing financing activities was primarily due to the net proceeds from the sale of Series C Preferred Stock and the suspension of our dividend. See Note 7, Series C Convertible Preferred Shares, to the consolidated financial statements included herein for more information.
We have not declared a quarterly dividend for the first six months of 2016, compared to a dividend of $.12 per share for the first six months of 2015.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Free Cash Flow
We define free cash flow as net cash provided (used) by operating activities of continuing operations less capital expenditures. Free cash flow for the full year 2016 is estimated to be at least approximately $50 to $75.
Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of June 30, 2016, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of June 30, 2016, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO. AIO has issued approximately $38 of standby letters of credit. As of June 30, 2016, based on then applicable interest rates, approximately $335 could have been drawn down without violating any covenant. A continued decline in our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges) may further reduce our borrowing capacity under the 2015 facility or cause us to be non-compliant with our interest coverage and total leverage ratios. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of June 30, 2016, there were no amounts outstanding under the 2015 facility.
Public Notes
In March 2013, we issued, in a public offering, $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"); $500.0 principal amount of 5.00% Notes due March 15, 2023; and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P and Moody's in 2014, 2015 and 2016, the interest rates on the 2013 Notes increased by a total of 2%, and as such, we have reached the maximum allowable increase in interest rates on these Notes, with the last .25% effective as of September 15, 2016.
At June 30, 2016, we also have outstanding $250.0 principal amount of our 5.75% Notes due March 1, 2018 (the "2018 Notes"); $250.0 principal amount of our 4.20% Notes due July 15, 2018 (the "4.20% Notes"); and $350.0 principal amount of our 6.50% Notes due March 1, 2019 (the "2019 Notes"), with interest on each series of these Notes payable semi-annually.
The indentures governing our outstanding notes described above contain certain customary covenants and customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event Avon undergoes a change of control and, at such time, the outstanding notes are rated below investment grade.

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
Long-Term Credit Ratings
Our long-term credit ratings are Ba3 (Negative Outlook) for corporate family debt, and B1 (Negative Outlook) for senior unsecured debt, with Moody's; B (Stable Outlook) with S&P; and B+ (Negative Outlook) with Fitch, which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," "Risk Factors - Our credit ratings were downgraded in 2014, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital," and "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" contained in our 2015 Form 10-K.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of June 30, 2016, we do not have any interest-rate swap agreements. Approximately 2% of our debt portfolio at June 30, 2016 and December 31, 2015 was exposed to floating interest rates.
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

•	disruption in our supply chain or manufacturing and distribution operations;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to protect our intellectual property rights, including in connection with the separation of the North America business;

•	our ability to repurchase the Series C Preferred Stock (as defined herein) in connection with a change of control; and

•	the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives.
Additional information identifying such factors is contained in Item 1A of our 2015 Form 10-K for the year ended December 31, 2015, as updated by this Quarterly Report on Form 10-Q, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2015 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
ITEM 1A. RISK FACTORS
Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our 2015 Form 10-K. Except for the risk factor set forth below, there has been no material change in our risk factors from those previously discussed in our 2015 Form 10-K.
The affirmative vote in the United Kingdom to withdraw from the European Union may adversely affect our business.
On June 23, 2016, the United Kingdom ("UK") held a referendum in which voters approved an exit from the European Union ("EU"), commonly referred to as "Brexit." As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s future relationship with the EU. The Brexit vote may result in regulatory uncertainty throughout the region and could adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the UK, the Eurozone, or the EU. Given that we conduct a substantial portion of our business in the EU and the UK, and our plan to relocate our corporate headquarters to the UK, any of these developments could have a material adverse effect on our business, financial position, liquidity and results of operations or cash flows.
The uncertainty concerning the timing and terms of the exit could also have a negative impact on the growth of the UK and/or EU economies and cause greater volatility in the pound sterling, euro and/or other currencies. Changes in currency exchange rates may reduce the reported value of our revenues outside the U.S.
Changes to UK border and immigration policy could likewise occur as a result of Brexit, affecting our ability to recruit and retain employees from outside the UK.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended June 30, 2016.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/16	168	(1)	$3.17	*	*
5/1 - 5/31/16	24,413	(1)	4.83	*	*
6/1 - 6/30/16	7,407	(1)	4.39	*	*
Total	31,988		$4.70	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)	All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units.
Some of these share repurchases may reflect a delay from the actual transaction date.
ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	August 2, 2016	/s/ Robert Loughran
Robert Loughran
Group Vice President and
Chief Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

10.1	Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Appendix B to Avon's Proxy Statement as filed on April 15, 2016).

10.2
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.3
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.4
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.5	Form of Stock Option Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.6
Form of Stock Appreciation Right Certificate Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.7	Letter Agreement, dated as of June 1, 2015, and Extension Letter, dated as of June 1, 2016, between Avon Products, Inc. and David Legher.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements