Form 10-Q
period 2016-09-30
AVON PRODUCTS INC
filed 2016-11-03
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

(914) 935-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at September 30, 2016 was 437,517,018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	September 30, 2016	September 30, 2015
Net sales	$1,367.5	$1,413.3
Other revenue	41.3	22.9
Total revenue	1,408.8	1,436.2
Costs, expenses and other:
Cost of sales	550.9	559.0
Selling, general and administrative expenses	745.9	831.9
Operating profit	112.0	45.3
Interest expense	34.4	29.6
(Gain) loss on extinguishment of debt	(3.9)	5.5
Interest income	(3.5)	(3.6)
Other expense, net	10.4	29.0
Gain on sale of business	—	(46.2)
Total other expenses	37.4	14.3
Income before taxes	74.6	31.0
Income taxes	(38.3)	(699.0)
Income (loss) from continuing operations, net of tax	36.3	(668.0)
Loss from discontinued operations, net of tax	(0.7)	(29.0)
Net income (loss)	35.6	(697.0)
Net loss attributable to noncontrolling interests	0.4	—
Net income (loss) attributable to Avon	$36.0	$(697.0)
Earnings (loss) per share:
Basic from continuing operations	$0.07	$(1.51)
Basic from discontinued operations	—	(0.06)
Basic attributable to Avon	0.07	(1.58)
Diluted from continuing operations	$0.07	$(1.51)
Diluted from discontinued operations	—	(0.06)
Diluted attributable to Avon	0.07	(1.58)
Cash dividends per common share	$—	$0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
(In millions, except per share data)	September 30, 2016	September 30, 2015
Net sales	$4,047.0	$4,490.7
Other revenue	102.6	62.5
Total revenue	4,149.6	4,553.2
Costs, expenses and other:
Cost of sales	1,634.7	1,781.7
Selling, general and administrative expenses	2,300.0	2,669.4
Operating profit	214.9	102.1
Interest expense	100.3	88.2
(Gain) loss on extinguishment of debt	(3.9)	5.5
Interest income	(12.8)	(9.7)
Other expense, net	142.9	47.5
Gain on sale of business	—	(44.9)
Total other expenses	226.5	86.6
(Loss) income before taxes	(11.6)	15.5
Income taxes	(72.1)	(797.2)
Loss from continuing operations, net of tax	(83.7)	(781.7)
Loss from discontinued operations, net of tax	(12.9)	(32.0)
Net loss	(96.6)	(813.7)
Net income attributable to noncontrolling interests	(0.3)	(1.8)
Net loss attributable to Avon	$(96.9)	$(815.5)
Loss per share:
Basic from continuing operations	$(0.22)	$(1.77)
Basic from discontinued operations	(0.03)	(0.07)
Basic attributable to Avon	(0.25)	(1.84)
Diluted from continuing operations	$(0.22)	$(1.77)
Diluted from discontinued operations	(0.03)	(0.07)
Diluted attributable to Avon	(0.25)	(1.84)
Cash dividends per common share	$—	$0.18
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2016	September 30, 2015
Net income (loss)	$35.6	$(697.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	15.2	(150.9)
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	1.8	0.5
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.3	3.6	30.0
Total other comprehensive income (loss), net of taxes	20.6	(120.4)
Comprehensive income (loss)	56.2	(817.4)
Less: comprehensive loss attributable to noncontrolling interests	(0.6)	(2.3)
Comprehensive income (loss) attributable to Avon	$56.8	$(815.1)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2016	September 30, 2015
Net loss	$(96.6)	$(813.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	103.0	(256.4)
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	2.7	1.4
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $10.8 and $0.9	271.8	53.0
Total other comprehensive income (loss), net of taxes	377.5	(202.0)
Comprehensive income (loss)	280.9	(1,015.7)
Less: comprehensive loss attributable to noncontrolling interests	(0.4)	(2.4)
Comprehensive income (loss) attributable to Avon	$281.3	$(1,013.3)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$901.7	$686.9
Accounts receivable, net	505.2	443.0
Inventories	706.4	624.0
Prepaid expenses and other	323.5	296.1
Current assets of discontinued operations	4.7	291.1
Total current assets	2,441.5	2,341.1
Property, plant and equipment, at cost	1,529.4	1,495.7
Less accumulated depreciation	(782.7)	(728.8)
Property, plant and equipment, net	746.7	766.9
Goodwill	98.1	92.3
Other assets	619.2	490.0
Noncurrent assets of discontinued operations	—	180.1
Total assets	$3,905.5	$3,870.4
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$111.3	$55.2
Accounts payable	760.1	774.2
Accrued compensation	156.0	157.6
Other accrued liabilities	399.7	419.6
Sales and taxes other than income	144.0	174.9
Income taxes	4.4	23.9
Payable to discontinued operations	—	100.0
Current liabilities of discontinued operations	12.9	489.7
Total current liabilities	1,588.4	2,195.1
Long-term debt	2,226.8	2,150.5
Employee benefit plans	162.5	177.5
Long-term income taxes	77.1	65.1
Other liabilities	187.1	78.4
Noncurrent liabilities of discontinued operations	—	260.2
Total liabilities	4,241.9	4,926.8

Commitments and contingencies (Note 8)
Series C convertible preferred stock	439.1	—

Shareholders’ Deficit
Common stock	188.7	187.9
Additional paid-in capital	2,272.2	2,254.0
Retained earnings	2,338.5	2,448.1
Accumulated other comprehensive loss	(989.0)	(1,366.2)
Treasury stock, at cost	(4,599.4)	(4,594.1)
Total Avon shareholders’ deficit	(789.0)	(1,070.3)
Noncontrolling interests	13.5	13.9
Total shareholders’ deficit	(775.5)	(1,056.4)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,905.5	$3,870.4
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net loss	$(96.6)	$(813.7)
Loss from discontinued operations, net of tax	12.9	32.0
Loss from continuing operations, net of tax	$(83.7)	$(781.7)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	62.5	72.0
Amortization	22.4	25.0
Provision for doubtful accounts	114.6	105.9
Provision for obsolescence	26.6	35.2
Share-based compensation	23.1	28.9
Foreign exchange (gains) losses	(0.3)	27.5
Deferred income taxes	(16.3)	667.1
Charge for Venezuelan monetary assets and liabilities	—	(4.2)
Charge for Venezuelan non-monetary assets	—	101.7
Loss on deconsolidation of Venezuela	120.5	—
Pre-tax gain on sale of business	—	(44.9)
Other	3.0	10.2
Changes in assets and liabilities:
Accounts receivable	(167.1)	(117.4)
Inventories	(109.5)	(153.5)
Prepaid expenses and other	(16.8)	1.2
Accounts payable and accrued liabilities	(41.7)	(34.5)
Income and other taxes	(15.3)	18.8
Noncurrent assets and liabilities	(26.3)	(47.2)
Net cash used by operating activities of continuing operations	(104.3)	(89.9)
Cash Flows from Investing Activities
Capital expenditures	(68.2)	(58.4)
Disposal of assets	3.3	5.7
Net proceeds from sale of business	—	208.3
Purchases of investments	—	(25.0)
Net proceeds from sale of investments	—	9.0
Reduction of cash due to Venezuela deconsolidation	(4.5)	—
Other investing activities	1.6	—
Net cash (used) provided by investing activities of continuing operations	(67.8)	139.6
Cash Flows from Financing Activities
Cash dividends	—	(80.7)
Debt, net (maturities of three months or less)	(31.4)	(4.6)
Proceeds from debt	508.7	7.6
Repayment of debt	(311.9)	(258.7)
Repurchase of common stock	(5.3)	(3.0)
Net proceeds from the sale of series C convertible preferred stock	426.3	—
Other financing activities	(17.2)	(5.9)
Net cash provided (used) by financing activities of continuing operations	569.2	(345.3)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(67.6)	(6.8)
Net cash used by investing activities of discontinued operations	(94.6)	(3.4)
Net cash used by financing activities of discontinued operations	—	(12.6)
Net cash used by discontinued operations	(162.2)	(22.8)
Effect of exchange rate changes on cash and cash equivalents	(17.9)	(54.7)
Net increase (decrease) in cash and cash equivalents	217.0	(373.1)
Cash and cash equivalents at beginning of year(1)	684.7	960.5
Cash and cash equivalents at end of period(2)	$901.7	$587.4

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(1) Includes cash and cash equivalents of discontinued operations of $(2.2) and $24.1 at the beginning of the year in 2016 and 2015, respectively.
(2) Includes cash and cash equivalents of discontinued operations of $1.1 at September 30, 2015.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2015 Annual Report on Form 10-K ("2015 Form 10-K") in preparing these unaudited financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim consolidated financial statements in conjunction with our consolidated financial statements contained in our 2015 Form 10-K, portions of which (including Part I, Item 1. Business, and the following items from Part II of the Annual Report: Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis and Item 8. Financial Statements and Supplementary Data) were recast in the Company's Current Report on Form 8-K filed with the SEC on October 11, 2016. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
For interim consolidated financial statement purposes we provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense. In addition, our income tax provision is determined using an estimate of our consolidated annual effective tax rate, adjusted in the current period for discrete income tax items including:

•	the effects of significant, unusual or extraordinary pretax and income tax items, if any;

•	withholding taxes associated with cash repatriations; and

•	the impact of loss-making subsidiaries for which we cannot recognize an income tax benefit and subsidiaries that reduce the reliability of the estimated annual consolidated effective tax rate.
Venezuela
Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government significantly limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings. We expected that this other-than-temporary lack of exchangeability would continue for the foreseeable future, and as a result, we concluded that, effective March 31, 2016, we did not meet the accounting criteria of control in order to continue consolidating our Venezuelan operations and, as a result, account for our Venezuelan operations using the cost method of accounting. Our Consolidated Balance Sheets no longer includes the assets and liabilities of our Venezuelan operations, and we no longer include the results of our Venezuelan operations in our Consolidated Financial Statements.
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
In February 2015, the Venezuelan government announced the creation of a new foreign exchange system referred to as the SIMADI exchange ("SIMADI"). SIMADI began operating on February 12, 2015. There were multiple legal mechanisms in Venezuela to exchange currency. As SIMADI represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other available exchange rates, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations effective February 12, 2015. As a result of the change to the SIMADI rate, which caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we had used previously, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of net monetary assets. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

were consumed in operations, negatively impacting operating profit and net income by approximately $6 and approximately $17 during the three and nine months ended September 30, 2015, respectively. Also as a result of the change to the SIMADI rate, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015.
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
2. EARNINGS (LOSS) PER SHARE AND SHARE REPURCHASES
We compute earnings (loss) per share ("EPS") using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for common stock, and earnings (loss) allocated to convertible preferred stock and participating securities, as appropriate. The earnings allocated to convertible preferred stock are the larger of 1) the preferred dividends accrued in the period or 2) the percentage of earnings from continuing operations allocable to the preferred stock as if they had been converted to common stock. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents to the extent any dividends are declared and paid on our common stock. We compute basic EPS by dividing net income (loss) allocated to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2016	2015	2016	2015
Numerator from continuing operations:
Income (loss) from continuing operations, less amounts attributable to noncontrolling interests	$36.7	$(668.0)	$(84.0)	$(783.5)
Less: (Earnings) loss allocated to participating securities	(.5)	10.7	1.1	12.3
Less: Earnings allocated to convertible preferred stock	(6.1)	—	(12.8)	—
Earnings (loss) from continuing operations allocated to common shareholders	30.1	(657.3)	(95.7)	(771.2)
Numerator from discontinued operations:
Loss from discontinued operations	$(.7)	$(29.0)	$(12.9)	$(32.0)
Less: Loss allocated to participating securities	—	.8	.2	1.5
Loss allocated to common shareholders	(.7)	(28.2)	(12.7)	(30.5)
Numerator attributable to Avon:
Net income (loss) attributable to Avon	$36.0	$(697.0)	$(96.9)	$(815.5)
Less: (Earnings) loss allocated to participating securities	(.5)	11.1	1.3	12.8
Less: Earnings allocated to convertible preferred stock	(6.1)	—	(12.8)	—
Earnings (loss) allocated to common shareholders	29.4	(685.9)	(108.4)	(802.7)
Denominator:
Basic EPS weighted-average shares outstanding	437.4	435.4	436.7	435.1
Diluted effect of assumed conversion of stock options	—	—	—	—
Diluted effect of assumed conversion of preferred stock	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	437.4	435.4	436.7	435.1
Earnings (Loss) per Common Share from continuing operations:
Basic	$.07	$(1.51)	$(.22)	$(1.77)
Diluted	.07	(1.51)	(.22)	(1.77)
Loss per Common Share from discontinued operations:
Basic	$—	$(.06)	$(.03)	$(.07)
Diluted	—	(.06)	(.03)	(.07)
Earnings (Loss) per Common Share attributable to Avon:
Basic	$.07	$(1.58)	$(.25)	$(1.84)
Diluted	.07	(1.58)	(.25)	(1.84)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended September 30, 2016, we did not include stock options to purchase 15.0 million shares of Avon common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would be anti-dilutive. During the nine months ended September 30, 2016, we did not include stock options to purchase 14.2 million shares of Avon common stock in the calculation of diluted EPS as we had a loss from continuing operations, net of tax. During the three and nine months ended September 30, 2015, we did not include stock options to purchase 11.9 million shares and 13.2 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a loss from continuing operations, net of tax. For the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, when we had a loss from continuing operations, net of tax, the inclusion of these shares would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive.
For the three and nine months ended September 30, 2016, it is more dilutive to assume the Series C Convertible Preferred Stock is not converted into common stock and therefore the weighted-average outstanding shares outstanding was not adjusted by the as-if converted Series C Convertible Preferred Stock because the effect would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive. If the as-if converted Series C Convertible Preferred Stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2016. See Note 7, Series C Convertible Preferred Stock.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

We purchased approximately 1.3 million shares of Avon common stock for $5.3 during the first nine months of 2016, as compared to approximately .4 million shares of Avon common stock for $3.0 during the first nine months of 2015, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units in 2016 and 2015 and performance restricted stock units in 2016.
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
Cerberus NA contributed $170 of cash into New Avon in exchange for 80.1% of its ownership interests. The Company contributed the North America business, certain pension and postretirement liabilities and $100 of cash into New Avon in exchange for a 19.9% ownership interest of New Avon. The Company received $6 of cash from New Avon at closing as part of a customary working capital adjustment.
During the fourth quarter of 2015, the Company recorded an estimated loss on sale of discontinued operations of approximately $340 before tax (approximately $340 after tax) as the carrying value exceeded the estimated fair value less costs to sell. During the three and nine months ended September 30, 2016, the Company recognized a reduction to the loss on sale of less than $1 before tax (less than $1 after tax) and an additional loss on sale of approximately $16 before tax (approximately $6 after tax), respectively. The cumulative loss on sale of approximately $356 before tax (approximately $346 after tax) represents the net assets contributed into New Avon, including certain pension and postretirement benefit plan liabilities and amounts in AOCI associated with the North America business, which were primarily unrecognized losses associated with our U.S. defined benefit pension plan, and costs to sell, as compared to the implied value of our ownership interests in New Avon, at closing, which was approximately $43.
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
The Company accounts for its ownership interests in New Avon using the equity method of accounting, which results in the Company recognizing its proportionate share of New Avon's income or loss. The Company's proportionate share of the post-separation losses of New Avon was $4.5 and $9.0 during the three and nine months ended September 30, 2016, respectively, and was recorded within other expense, net.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The major classes of financial statement components comprising the loss on discontinued operations, net of tax for North America are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$—	$230.7	$135.2	$731.3
Cost of sales	—	93.7	53.2	291.6
Selling, general and administrative expenses	1.0	155.9	90.0	461.2
Operating loss	(1.0)	(18.9)	(8.0)	(21.5)
Other (expense) income items	—	(4.3)	.6	(5.7)
Gain (loss) on sale of discontinued operations, before tax	.3	—	(16.0)	—
Loss from discontinued operations, before tax	(.7)	(23.2)	(23.4)	(27.2)
Income taxes	—	(5.8)	10.5	(4.8)
Loss from discontinued operations, net of tax	$(.7)	$(29.0)	$(12.9)	$(32.0)
Divestitures
Liz Earle
On July 9, 2015, the Company sold Liz Earle Beauty Co. Limited (“Liz Earle”) for approximately $215, less expenses of approximately $5. Liz Earle was previously reported within our Europe, Middle East & Africa segment. In 2015, we recorded a gain on sale of $44.9 before tax, which was reported separately in the Consolidated Statements of Operations, and $51.6 after tax, representing the difference between the proceeds, including the expected working capital settlement, and the carrying value of the Liz Earle business on the date of sale. Proceeds from the sale of Liz Earle were used to fund a portion of the Company’s redemption of the $250 principal amount of its 2.375% Notes due March 15, 2016, which occurred on August 10, 2015. See Note 16, Debt for additional information.
4. RELATED PARTY TRANSACTIONS
As discussed in Note 3, Discontinued Operations and Divestitures, the Company has entered into a transition services agreement to provide certain services to New Avon, as well as an agreement for research and development and subleases for office space. In addition, New Avon is performing certain services for the Company under a similar transition services agreement. The Company recorded a net $10.2 and $25.1 reduction of selling, general and administrative expenses associated with these agreements during the three and nine months ended September 30, 2016, respectively.
The Company also supplies product to New Avon as part of these transition services. The Company recorded revenues of $6.9 and $20.4 and gross profit of $.5 and $1.4 associated with this supply arrangement during the three and nine months ended September 30, 2016, respectively. In addition, New Avon also supplies product to the Company as part of these transition services. The Company purchased $1.0 and $4.6 from New Avon associated with this supply arrangement during the three and nine months ended September 30, 2016, respectively.
The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016. The Company recorded $.8 and $1.8 in selling, general and administrative expenses associated with these agreements during the three and nine months ended September 30, 2016, respectively. See Note 12, Restructuring Initiatives for additional information related to the Transformation Plan.
The Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of September 30, 2016 the Company has a liability $2.1 for the estimated value of such standby letters of credit. The recognition of the liability was included in the estimated loss on sale of the North America business in loss from discontinued operations, net of tax.
See Note 7, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cerberus Investor.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

5. INVENTORIES

Components of Inventories	September 30, 2016	December 31, 2015
Raw materials	$208.1	$180.5
Finished goods	498.3	443.5
Total	$706.4	$624.0
6. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$1.3	$3.3	$1.2	$1.2	$—	$.2
Interest cost	.8	6.2	4.9	5.9	.3	.9
Expected return on plan assets	(1.0)	(8.3)	(7.5)	(9.2)	—	—
Amortization of prior service credit	—	(.2)	—	—	(.2)	(1.0)
Amortization of net actuarial losses	1.5	11.6	1.5	2.1	.1	.4
Settlements/curtailments	—	23.8	—	—	—	—
Net periodic benefit costs(1)	$2.6	$36.4	$.1	$—	$.2	$.5

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$4.9	$9.8	$3.8	$4.1	$.1	$.5
Interest cost	5.9	18.7	16.6	17.5	1.2	2.7
Expected return on plan assets	(7.2)	(24.9)	(25.0)	(27.4)	—	—
Amortization of prior service credit	(.1)	(.6)	—	—	(1.1)	(3.0)
Amortization of net actuarial losses	9.2	34.7	4.9	6.3	.2	1.4
Settlements/curtailments	.1	23.8	—	—	—	—
Net periodic benefit costs(1)	$12.8	$61.5	$.3	$.5	$.4	$1.6
(1) Includes $26.3 of U.S. pension for the three months ended September 30, 2015 and $4.4 and $43.5 of U.S. pension for the nine months ended September 30, 2016 and 2015, respectively. Immaterial amounts of the postretirement benefit plans (related to the U.S.) are included in discontinued operations for the three months ended September 30, 2015 and for the nine months ended September 30, 2016 and 2015. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the tables above.
As part of the separation of the North America business, we transferred $499.6 of pension liabilities under the U.S. defined benefit pension plan associated with current and former employees of the North America business and certain other former Avon employees, along with $355.9 of assets held by the U.S. defined benefit pension plan, to a defined benefit pension plan sponsored by New Avon. We also transferred $60.4 of other postretirement liabilities (namely, retiree medical and supplemental pension liabilities) in respect of such employees and former employees. See Note 3, Discontinued Operations and Divestitures. We continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon outside of the North America business.
As a result of lump-sum payments made to former employees that were vested and participated in the U.S. defined benefit pension plan, in the third quarter of 2015, we recorded a settlement charge of $23.8. These lump sum payments were made from our plan assets and were not the result of a specific offer to participants of the U.S. defined benefit pension plan. Such payments fully settled our pension plan obligation to those participants who elected to receive such payment. This settlement charge was allocated between Global and Discontinued Operations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

During the nine months ended September 30, 2016, we made approximately $26 and approximately $14 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2016, we anticipate contributing approximately $1 and approximately $6 to $11 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
7. SERIES C CONVERTIBLE PREFERRED STOCK
On March 1, 2016, we issued and sold to Cerberus Investor 435,000 shares of newly issued Series C Preferred Stock for an aggregate purchase price of $435.0 pursuant to an Investment Agreement, dated as of December 17, 2015, between the Company and Cerberus Investor. In connection with the issuance of the Series C Preferred Stock, the Company incurred direct and incremental expenses of $8.7, comprised of financial advisory fees and legal expenses, which reduced the carrying value of the Series C Preferred Stock. The Series C Preferred Stock has accrued dividends daily since March 1, 2016 at a rate of 1.25% per quarter, and as of September 30, 2016, had accrued unpaid dividends of $12.8. There were no cash dividends declared in the nine months ended September 30, 2016.
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
Conversion Features. Series C Preferred Stock is convertible at the option of the holders at any time into shares of the Company’s common stock at an initial conversion price of $5.00 per share, subject to certain anti-dilution adjustments. Prior to receipt of applicable shareholder approval, shares of Series C Preferred Stock are not convertible into more than 19.99% of the number of shares of common stock outstanding immediately prior to the issuance of the Series C Preferred Stock, subject to certain anti-dilution adjustments. As of September 30, 2016, Series C Preferred Stock was convertible into 87,051,524 shares of common stock. If at any time the volume weighted average price of the common stock exceeds $10.00 per share (subject to certain anti-dilution adjustments) for a period of 30 consecutive trading days, the Company may cause all of the Series C Preferred Stock to be converted into shares of common stock based on the then applicable conversion price.
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
Under the DPA and the Consent, among other things, the Company agreed to have a compliance monitor (the "monitor"). During July 2015, the Company engaged a monitor, who had been approved by the DOJ and SEC. With the approval of the DOJ and the SEC, the monitor can be replaced by the Company no earlier than 18 months after their engagement, if the Company agrees to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period is scheduled to expire in July 2018. There can be no assurance as to whether or when the DOJ and the SEC will approve replacing the monitor with the Company’s self-reporting. If the DOJ determines that the Company has knowingly violated the DPA, the DOJ may commence prosecution or extend the term of the DPA, including the monitoring provisions described above, for up to one year.
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
Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company and following the federal court's dismissal, an additional action was subsequently filed in New York state court on May 1, 2015 (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651479/2015)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages, exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. On April 28, 2015, an action was filed to seek enforcement of demands for the inspection of certain of the Company’s books and records (Belle Cohen v. Avon Products, Inc. (filed in the New York Supreme Court, New York County, Index No. 651418/2015)). The parties reached agreements to settle the derivative and books and records actions. The terms of settlement include certain corporate governance measures as well as releases of claims and payment of plaintiffs' attorneys' fees in the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

amount of $4. On March 30, 2016, the court granted preliminary approval of the settlement, and on August 1, 2016, the court entered an order and judgment granting final approval of the settlement. The $4 was paid by the Company's insurers. The order and judgment approving the settlement has become final and Avon has until November 1, 2016 to implement the agreed corporate governance measures. In light of the settlement, stipulations voluntarily dismissing or discontinuing the actions with prejudice have been filed in the Pritika and Parker actions.
On July 6, 2011, a purported shareholder's class action complaint (City of Brockton Retirement System v. Avon Products, Inc., et al., No. 11-CIV-4665) was filed in the United States District Court for the Southern District of New York against the Company and certain present or former officers and/or directors of the Company. On September 29, 2011, the Court appointed LBBW Asset Management Investmentgesellschaft mbH and SGSS Deutschland Kapitalanlagegesellschaft mbH as lead plaintiffs and Motley Rice LLC as lead counsel. Lead plaintiffs filed an amended complaint, and the defendants moved to dismiss the amended complaint on June 14, 2012. On September 29, 2014, the Court granted the defendants' motion to dismiss and also granted the plaintiffs leave to amend their complaint. On October 24, 2014, plaintiffs filed their second amended complaint on behalf of a purported class consisting of all persons or entities who purchased or otherwise acquired shares of Avon's common stock from July 31, 2006 through and including October 26, 2011. The second amended complaint names as defendants the Company and two individuals and asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. Plaintiffs seek compensatory damages and declaratory, injunctive, and other equitable relief. Defendants moved to dismiss the Second Amended Complaint on November 21, 2014. The parties reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of $62. Approximately $60 of the settlement was paid by the Company's insurers and approximately $2 was paid by the Company (which represented the remaining deductible under the Company’s applicable insurance policy). On August 21, 2015, the court granted preliminary approval of the settlement, and on August 24, 2016, the court entered an order and judgment granting final approval of the settlement. There has been an appeal of the court's separate order relating to plaintiffs' attorneys' fees, dated August 25, 2016. However, no appeal was filed from the court's August 24, 2016 order and judgment approving the settlement and thus that judgment has now become final.
Between December 23, 2014 and March 12, 2015, two purported class actions were filed in the United States District Court for the Southern District of New York -- Poovathur v. Avon Products, Inc., et al. (No. 14-CV-10083) and McCoy et al. v. Avon Products, Inc., et al. (No. 15-CV-01828) asserting claims under the Employee Retirement Income Security Act ("ERISA") against the Company, the Plan's administrator, benefits board and investment committee, and certain individuals alleged to have served as Plan fiduciaries. On April 8, 2015, the Court consolidated the two actions and recaptioned the consolidated case as In re 2014 Avon Products, Inc. ERISA Litigation, (No. 14-CV-10083). On May 8, 2015, plaintiffs filed a consolidated complaint, asserting claims for alleged breach of fiduciary duty and failure to monitor under ERISA on behalf of a purported class of participants in and beneficiaries of the Plan who invested in and/or held shares of the Avon Common Stock Fund between July 31, 2006 and May 1, 2014 and between December 14, 2011 and the present.  Plaintiffs seek, inter alia, certain monetary relief, damages, and declaratory, injunctive and other equitable relief. On July 9, 2015, Defendants moved to dismiss the consolidated complaint. The parties reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of approximately $6. Approximately $5 of the settlement was paid by the Company’s insurer and approximately $1 was paid by the Company (which represented the remaining deductible under the Company’s applicable insurance policy). On June 7, 2016, the court granted preliminary approval of the settlement, and on October 11, 2016, the court held a hearing to consider final approval of the settlement and ordered the parties to submit additional documentation in support of the settlement by November 4, 2016. If the settlement is not approved by the court, or is otherwise terminated before it is finalized, the Company will be unable to predict the outcome of this matter. Furthermore, in that event, it is reasonably possible that the Company may incur a loss in connection with this matter, which the Company is unable to reasonably estimate.
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $331, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $29 from approximately $68, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The Brazilian tax authorities' appeal to this favorable decision regarding the 2002 IPI assessment is still pending.
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
In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016 Avon Brazil is no longer required to remit the taxes associated with IPI into a judicial deposit. As the IPI tax increase remains in effect, Avon Brazil is continuing to recognize the IPI taxes associated with the May 2015 Executive Decree as a liability. At September 30, 2016, the liability to the taxing authorities for this IPI tax increase was approximately $105 and was classified within other liabilities in the Consolidated Balance Sheets, and the judicial deposit was approximately $68 and was classified within other assets in the Consolidated Balance Sheets. The net liability that does not have a corresponding judicial deposit was $37 at September 30, 2016, and the accretion expense associated with this net liability will be recognized in other expense, net.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2016, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2016	$(862.7)	$(.4)	$(4.3)	$(142.4)	$(1,009.8)
Other comprehensive income other than reclassifications	15.4	—	—	.7	16.1
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	1.8	—	—	1.8
Amortization of net actuarial loss and prior service cost, net of tax of $.2(2)	—	—	—	2.9	2.9
Total reclassifications into earnings	—	1.8	—	2.9	4.7
Balance at September 30, 2016	$(847.3)	$1.4	$(4.3)	$(138.8)	$(989.0)

Three Months Ended September 30, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2015	$(781.7)	$(2.3)	$(4.3)	$(510.1)	$(1,298.4)
Other comprehensive loss other than reclassifications	(149.5)	—	—	(9.4)	(158.9)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.5	—	—	.5
Amortization of net actuarial loss and prior service cost, net of tax of $.3(2)	—	—	—	39.4	39.4
Total reclassifications into earnings	—	.5	—	39.4	39.9
Balance at September 30, 2015	$(931.2)	$(1.8)	$(4.3)	$(480.1)	$(1,417.4)

Nine Months Ended September 30, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2015	$(950.0)	$(1.3)	$(4.3)	$(410.6)	$(1,366.2)
Other comprehensive income (loss) other than reclassifications	31.4	—	—	(10.6)	20.8
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	2.7	—	—	2.7
Amortization of net actuarial loss and prior service cost, net of tax of $.6(2)	—	—	—	12.4	12.4
Deconsolidation of Venezuela, net of tax of $0.0	81.3	—	—	.8	82.1
Separation of North America, net of tax of $10.2	(10.0)	—	—	269.2	259.2
Total reclassifications into earnings	71.3	2.7	—	282.4	356.4
Balance at September 30, 2016	$(847.3)	$1.4	$(4.3)	$(138.8)	$(989.0)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2015:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)
Other comprehensive loss other than reclassifications	(254.2)	—	—	(13.0)	(267.2)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	1.4	—	—	1.4
Amortization of net actuarial loss and prior service cost, net of tax of $.9(2)	—	—	—	66.0	66.0
Total reclassifications into earnings	—	1.4	—	66.0	67.4
Balance at September 30, 2015	$(931.2)	$(1.8)	$(4.3)	$(480.1)	$(1,417.4)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net losses of $1.9 and of $7.3 for the three months ended September 30, 2016 and 2015, respectively, and foreign exchange net losses of $12.8 and of $15.6 for the nine months ended September 30, 2016 and 2015, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income (Loss).
10. SEGMENT INFORMATION
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, costs to implement ("CTI") restructuring initiatives (see Note 12, Restructuring Initiatives), certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2016	2015	2016	2015
Europe, Middle East & Africa	$476.4	$497.5	$1,517.7	$1,559.8
South Latin America	594.8	570.8	1,556.9	1,769.2
North Latin America	196.8	209.7	625.9	675.0
Asia Pacific	132.8	145.8	411.4	467.9
Total revenue from reportable segments	1,400.8	1,423.8	4,111.9	4,471.9
Other operating segments and business activities	8.0	12.4	37.7	81.3
Total revenue	$1,408.8	$1,436.2	$4,149.6	$4,553.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Profit	2016	2015	2016	2015
Segment Profit
Europe, Middle East & Africa	$66.2	$69.5	$218.3	$206.6
South Latin America	73.8	52.8	157.9	189.7
North Latin America	24.4	17.9	85.0	78.1
Asia Pacific	12.7	15.5	42.2	54.2
Total profit from reportable segments	$177.1	$155.7	$503.4	$528.6
Other operating segments and business activities	(.8)	3.3	4.1	13.3
Unallocated global expenses	(77.5)	(103.7)	(249.6)	(287.1)
CTI restructuring initiatives	(14.0)	1.9	(70.2)	(28.2)
Legal settlement	27.2	—	27.2	—
Venezuelan special items	—	(5.7)	—	(118.3)
Pension settlement charge	—	(6.2)	—	(6.2)
Operating profit	$112.0	$45.3	$214.9	$102.1
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
11. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2016 and December 31, 2015, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2016	December 31, 2015
Prepaid taxes and tax refunds receivable	$89.7	$96.3
Prepaid brochure costs, paper, and other literature	78.5	64.5
Receivables other than trade	73.2	69.6
Legal settlement(1)	27.2	—
Other	54.9	65.7
Prepaid expenses and other	$323.5	$296.1
(1) In the third quarter of 2016, we settled claims relating to professional services that had been provided to the Company prior to 2013 in connection with a previously disclosed legal matter. The proceeds, net of legal fees, of $27.2 before tax ($27.2 after tax) were recognized as a reduction of selling, general and administrative expenses in the third quarter of 2016 and were received by the Company in the fourth quarter of 2016.
At September 30, 2016 and December 31, 2015, other assets included the following:

Components of Other Assets	September 30, 2016	December 31, 2015
Deferred tax assets	$191.3	$172.8
Long-term receivables	159.1	128.8
Capitalized software	83.5	82.4
Judicial deposit for Brazil IPI tax on cosmetics (Note 8)	68.3	33.3
Investments	37.5	36.3
Investment in New Avon (Note 3)	33.5	—
Tooling (plates and molds associated with our beauty products)	15.1	15.3
Other	30.9	21.1
Other assets	$619.2	$490.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

12. RESTRUCTURING INITIATIVES
Transformation Plan
In January 2016, we announced the Transformation Plan, which includes cost reduction efforts to continue to improve our cost structure and to enable us to reinvest in growth. As a result of this plan, we have targeted pre-tax annualized cost savings of approximately $350 after three years, with an estimated $200 from supply chain reductions and an estimated $150 from other cost reductions, which are expected to be achieved through restructuring actions, as well as other cost-savings strategies that will not result in restructuring charges. We plan to reinvest a portion of these cost savings in growth initiatives, including media, social selling and information technology systems that will help us modernize our business. We initiated the Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit Constant $ revenue growth. As part of the Transformation Plan, we identified certain actions, that we believe will reduce ongoing costs, primarily consisting of global headcount reductions relating to operating model changes, as well as the closure of Thailand, a smaller, under-performing market. These operating model changes include the streamlining of our corporate functions to align with the current and future needs of the business and an information technology infrastructure outsourcing initiative.
As a result of these restructuring actions approved-to-date, we have recorded total costs to implement these restructuring initiatives of $93.9 before taxes, of which $71.5 was recorded in the first nine months of 2016, in the Consolidated Statements of Operations. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2017. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented. In connection with the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized savings of approximately $95 to $105 before taxes. We expect to realize approximately $25 before taxes of savings associated with the restructuring actions in 2016 and are expected to achieve the significant majority of the annualized savings beginning in 2017. For the market closure, the expected annualized savings represented the foregone selling, general and administrative expenses as a result of no longer operating in the respective market. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. The annualized savings do not incorporate the impact of the decline in revenue associated with market closures, which is not material.
Restructuring Charges - Three and Nine Months Ended September 30, 2016
During the three and nine months ended September 30, 2016, we recorded costs to implement of $14.0 and $71.5, respectively, related to the Transformation Plan, in the Consolidated Statement of Operations. The costs consisted of the following:

•	net charges of $11.8 and $61.7, respectively, primarily for employee-related costs, including severance benefits;

•	contract termination and other net charges of $1.0 and $5.6, respectively;

•	implementation costs of $1.1 and $2.6, respectively, primarily related to professional service fees;

•	accelerated depreciation of $.1 and $1.3, respectively; and

•	inventory write-off of $.3 for the nine months ended September 30, 2016.
Of the total costs to implement during the three months ended September 30, 2016, all $14.0 was recorded in selling, general and administrative expenses. Of the total costs to implement during the nine months ended September 30, 2016, $71.2 was recorded in selling, general and administrative expenses and $.3 was recorded in cost of sales. The majority of cash payments, if applicable, associated with these charges are expected to be made during the remainder of 2016 and 2017.
The liability balance for the Transformation Plan as of September 30, 2016 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2015	$21.4	$—	$21.4
2016 charges	70.6	5.6	76.2
Adjustments	(8.9)	—	(8.9)
Cash payments	(24.3)	(1.1)	(25.4)
Foreign exchange	.2	—	.2
Balance at September 30, 2016	$59.0	$4.5	$63.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Charges incurred to date	$83.1	$5.6	$—	$88.7
Estimated charges to be incurred on approved initiatives	6.3	2.3	2.0	10.6
Total expected charges on approved initiatives	$89.4	$7.9	$2.0	$99.3
The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan, by reportable segment were as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$—	$—	$—	$—	$21.4	$21.4
First quarter 2016	21.9	12.1	3.3	4.7	5.1	47.1
Second quarter 2016	(.1)	1.0	(.4)	2.9	4.0	7.4
Third quarter 2016	9.4	.3	1.6	.9	.6	12.8
Charges incurred to date	31.2	13.4	4.5	8.5	31.1	88.7
Estimated charges to be incurred on approved initiatives	1.9	.1	—	2.4	6.2	10.6
Total expected charges on approved initiatives	$33.1	$13.5	$4.5	$10.9	$37.3	$99.3
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
As a result of these restructuring actions, we recorded a net benefit of $.8 before taxes, during the nine months ended September 30, 2016 in selling, general and administrative expenses, in the Consolidated Statements of Operations. There are no material remaining costs for restructuring actions approved-to-date. In connection with these restructuring actions, we realized annualized savings of approximately $30 before taxes. We began to realize savings in the second quarter of 2015 and achieved the annualized savings beginning in the third quarter of 2015. The annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
Restructuring Charges – Three and Nine Months Ended September 30, 2016
The costs to implement recorded during the three and nine months ended September 30, 2016 consisted of net benefits of $.1 and $.8, respectively, primarily for employee-related costs due to severance benefits.
Restructuring Charges – Three and Nine Months Ended September 30, 2015
The costs to implement recorded during the three and nine months ended September 30, 2015 consisted of the following:

•	a benefit of $2.0 and a charge of $22.7, respectively, for employee-related costs due to severance benefits; and

•	implementation costs of $1.4 and $6.8, respectively, primarily for professional service fees associated with Corporate and Asia Pacific.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The liability balance, which consists of employee-related costs, for these various restructuring initiatives as of September 30, 2016 is as follows:

Total
Balance at December 31, 2015	$4.0
2016 charges	—
Adjustments	(.8)
Cash payments	(1.9)
Foreign exchange	—
Balance at September 30, 2016	$1.3
The majority of cash payments associated with this liability are expected to be made during 2016.
The charges, net of adjustments, of these various restructuring initiatives, by reportable segment were as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$4.2	$2.7	$.2	$5.8	$9.2	$22.1
First Quarter 2016	—	—	—	(.1)	(.4)	(.5)
Second Quarter 2016	—	—	—	—	(.2)	(.2)
Third Quarter 2016	(.1)	—	—	—	—	(.1)
Charges incurred to date	$4.1	$2.7	$.2	$5.7	$8.6	$21.3
In addition to the charges included in the tables above, we have incurred other costs to implement restructuring initiatives such as professional services fees.
Other Restructuring Initiatives
During the three and nine months ended September 30, 2016, we recorded a net charge of $.1 and a net benefit of $.5, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009, and the restructuring initiatives launched in 2012 (the "$400M Cost Savings Initiative") (collectively, the "Other Restructuring Initiatives"), which are substantially complete. During the three and nine months ended September 30, 2015, we recorded net benefits of $1.3 and $1.3, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the Other Restructuring Initiatives. The liability balance associated with the Other Restructuring Initiatives, which primarily consists of employee-related costs and contract termination costs, as of September 30, 2016 is not material.
13. GOODWILL
Goodwill

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Gross balance at December 31, 2015	$27.7	$68.9	$85.0	$181.6
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2015	$20.8	$68.9	$2.6	$92.3

Changes during the period ended September 30, 2016:
Foreign exchange	.2	5.6	—	5.8

Gross balance at September 30, 2016	$27.9	$74.5	$85.0	$187.4
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at September 30, 2016	$21.0	$74.5	$2.6	$98.1

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	.1	.1
Total	$2.8	$.1	$2.9
Liabilities:
Foreign exchange forward contracts	$—	$6.6	$6.6
Total	$—	$6.6	$6.6
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	1.2	1.2
Total	$2.8	$1.2	$4.0
Liabilities:
Foreign exchange forward contracts	$—	$1.1	$1.1
Total	$—	$1.1	$1.1
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2016 and December 31, 2015, respectively, consisted of the following:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.8	$2.8	$2.8	$2.8
Debt maturing within one year(1)	(111.3)	(111.3)	(55.2)	(55.2)
Long-term debt(1)	(2,226.8)	(2,167.0)	(2,150.5)	(1,622.7)
Foreign exchange forward contracts	(6.5)	(6.5)	.1	.1
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
15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of September 30, 2016, we do not have any interest-rate swap agreements.
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
Derivatives are recognized on the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2016:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.1	Accounts payable	$6.6
Total derivatives not designated as hedges		$.1		$6.6
Total derivatives		$.1		$6.6

The following table presents the fair value of derivative instruments outstanding at December 31, 2015:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.2	Accounts payable	$1.1
Total derivatives not designated as hedges		$1.2		$1.1
Total derivatives		$1.2		$1.1
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay-fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. As of September 30, 2016, we do not have any interest-rate swap agreements. Approximately 5% and 2% of our debt portfolio at September 30, 2016 and December 31, 2015, respectively, was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. The net impact of the gain amortization was $11.7 and $19.1, respectively,

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

for the three and nine months ended September 30, 2016, both of which included $9.2 related to the extinguishment of debt (see Note 16, Debt), and $3.6 and $10.9, respectively, for the three and nine months ended September 30, 2015. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. At September 30, 2016, the unamortized deferred gain associated with the January 2013 interest-rate swap termination was $15.6, of which $2.3 was classified within debt maturing within one year and $13.3 was classified within long-term debt in the Consolidated Balance Sheets.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. The net impact of the gain amortization was $5.1 and $8.5, respectively, for the three and nine months ended September 30, 2016, both of which included $3.6 related to the extinguishment of debt (see Note 16, Debt), and $1.6 and $4.9, respectively, for the three and nine months ended September 30, 2015. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. At September 30, 2016, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $14.3, and was classified within long-term debt in the Consolidated Balance Sheets.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2016, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $82.1 for various currencies.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three and nine months ended September 30, 2016, we recorded losses of $1.2 and $8.7, respectively, in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and nine months ended September 30, 2016, we recorded gains of $.1 and $5.5, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three and nine months ended September 30, 2015, we recorded a gain of $4.2 and a loss of $4.7, respectively, in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2015, we recorded a loss of $7.3 and a gain of $.8, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
16. DEBT
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of September 30, 2016, there were no amounts outstanding under the 2015 facility. The 2015 facility replaced the Company's previous $1 billion unsecured revolving credit facility (the "2013 facility"). In the second quarter of 2015, $2.5 was recorded for the write-off of issuance costs related to the 2013 facility.
All obligations of AIO under the 2015 facility are (i) unconditionally guaranteed by each material domestic restricted subsidiary of the Company (other than AIO, the borrower), in each case, subject to certain exceptions and (ii) fully guaranteed on an unsecured basis by the Company. The obligations of AIO and the subsidiary guarantors are secured by first priority liens on and security interest in substantially all of the assets of AIO and the subsidiary guarantors, in each case, subject to certain exceptions.
The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 5.75% Notes (as defined below), the 4.20% Notes (as defined below), the 6.50% Notes (as defined below) and the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of September 30, 2016, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down on is

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

reduced by any standby letters of credit granted by AIO, which, as of September 30, 2016, was approximately $34. As of September 30, 2016, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $366, could have been drawn down without violating any covenant.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023, and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. On August 10, 2015, we prepaid our 2.375% Notes at a prepayment price equal to 100% of the principal amount of $250.0, plus accrued interest of $3.1 and a make-whole premium of $5.0. In connection with the prepayment of our 2.375% Notes, we incurred a loss on extinguishment of debt of $5.5 in the third quarter of 2015 consisting of the $5.0 make-whole premium for the 2.375% Notes and the write-off of $.5 of debt issuance costs and discounts related to the initial issuance of the 2.375% Notes.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P and Moody's since issuance of the 2013 Notes, the interest rates on these notes have increased by the maximum allowable increase.
In August 2016, we completed cash tender offers which resulted in a reduction of principal of $108.6 of our 5.75% Notes due March 1, 2018 (the "5.75% Notes"), $73.8 of our 4.20% Notes due July 15, 2018 (the "4.20% Notes"), $68.1 of our 6.50% Notes due March 1, 2019 (the "6.50% Notes") and $50.1 of our 4.60% Notes. In connection with the cash tender offers, we incurred a gain on extinguishment of debt of $3.9 in the third quarter of 2016, consisting of a deferred gain of $12.8 associated with the March 2012 and January 2013 interest-rate swap agreement terminations (see Note 15, Derivative Instruments and Hedging Activities), partially offset by the $5.8 of early tender premium paid for the cash tender offers, $1.2 of a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes, $1.0 of deal costs and the write-off of $.9 of debt issuance costs and discounts related to the initial issuances of the notes that were the subject of the cash tender offers.
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
Senior Secured Notes
In August 2016, AIO issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $500.0 in aggregate principal amount of 7.875% Senior Secured Notes, which will mature on August 15, 2022 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semi-annually on February 15 and August 15 of each year.
All obligations of AIO under the Senior Secured Notes are unconditionally guaranteed by each current and future wholly-owned domestic restricted subsidiary of the Company that is a guarantor under the 2015 facility and fully guaranteed on an unsecured basis by the Company. The obligations of AIO and the subsidiary guarantors are secured by first priority liens on and security interest in substantially all of the assets of AIO and the subsidiary guarantors, in each case, subject to certain exceptions.
The indenture governing our Senior Secured Notes contains certain customary covenants and restrictions as well as customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our Senior Secured Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, in the event Avon undergoes a change of control.
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Negative Outlook with Ba3 for corporate family debt, B1 for senior unsecured debt, and Ba1 for the Senior Secured Notes; S&P ratings of Stable Outlook with B for corporate family debt and BB- for the Senior Secured Notes; and Fitch rating of Negative Outlook with B+, each of which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements.
17. SUBSEQUENT EVENTS
In October 2016, we repurchased $44.0 of our 6.50% Notes, $44.0 of our 4.20% Notes, $40.0 of our 4.60% Notes and $35.2 of our 5.75% Notes. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of approximately $6 and accrued interest of approximately $1. In connection with these repurchases of debt, we expect to incur a loss on extinguishment of debt of approximately $1 in the fourth quarter of 2016 consisting of the approximate $6 premium paid for the repurchases, approximately $1 for a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes and the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased, partially offset by a deferred gain of approximately $6 associated with the January 2013 interest-rate swap agreement termination (see Note 15, Derivative Instruments and Hedging Activities).
Also in October 2016, we issued notices of prepayment for the remaining principal amount of our 4.20% Notes and 5.75% Notes, and we will prepay our 4.20% Notes and 5.75% Notes in November 2016. The prepayment price will be equal to the remaining principal amount of $132.2 for our 4.20% Notes and $106.2 for our 5.75% Notes, plus a make-whole premium of approximately $13 for both series of notes and accrued interest of approximately $4 for both series of notes. In connection with the prepayment of our 4.20% Notes and 5.75% Notes, we expect to incur a loss on extinguishment of debt of approximately $3 in the fourth quarter of 2016 consisting of the $13 make-whole premium, the write-off of less than $1 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid and approximately $1 of a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes, partially offset by a deferred gain of approximately $11 associated with the January 2013 interest-rate swap agreement termination (see Note 15, Derivative Instruments and Hedging Activities).

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
During the nine months ended September 30, 2016, revenue declined 9% compared to the prior-year period, primarily due to unfavorable foreign exchange, while Constant $ revenue increased 3%. The Constant $ revenue comparison was negatively impacted by approximately 1 point as a result of the sale of Liz Earle, which was completed in July 2015. The Constant $ revenue comparison was also negatively impacted by an estimated 1 point due to the Industrial Production Tax ("IPI") on cosmetics in Brazil that went into effect in May 2015. In addition, our Constant $ revenue benefited from growth in Europe, Middle East & Africa, most significantly Russia, and to a lesser extent, South Africa. Constant $ revenue benefited from higher average order, which was partially offset by a 2% decrease in Active Representatives. The net impact of price and mix increased 6% as we have been improving our discipline of pricing with inflation, strategically pricing in certain markets and categories, and launching products at more advantageous price points, while managing the potential impact on unit sales. Units sold decreased 3%, primarily due to declines in units sold in Brazil and Mexico and the impact of the deconsolidation of Venezuela, partially offset by an increase in units sold in Russia. The decrease in Active Representatives was primarily due to the impact of the deconsolidation of Venezuela and a decline in Asia Pacific, which included the impact caused by a reduction in the number of sales campaigns in the Philippines. These declines in Active Representatives were partially offset by growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention. See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Ending Representatives (as defined below in "Performance Metrics" in this MD&A) decreased by 1%. The decrease in Ending Representatives at September 30, 2016 as compared to the prior-year period was primarily due to the impact of the deconsolidation of Venezuela, which had a negative impact of 2 points, and to a lesser extent, declines in Asia Pacific. These decreases were partially offset by growth in Europe, Middle East & Africa, most significantly Russia and South Africa, as well as growth in South Latin America.
During the nine months ended September 30, 2016, foreign currency had a significant impact on our financial results. As the U.S. dollar has strengthened relative to currencies of key Avon markets, our revenue and profits have been reduced when translated into U.S. dollars and our margins have been negatively impacted by country mix, as certain of our markets which have historically had higher operating margins experienced significant devaluation of their local currency. In addition, as our sales and costs are often denominated in different currencies, this has created a negative foreign currency transaction impact. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $150, foreign currency translation, which had an unfavorable impact to operating profit of approximately $60 and Adjusted operating profit of approximately $65, and lower foreign exchange losses on our working capital (classified within other expense, net), which had a favorable impact of approximately $33 before tax and $38 before tax on an Adjusted basis.
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
Transformation Plan
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management, L.P. ("Cerberus"), which included a $435 investment in Avon by an affiliate of Cerberus through the purchase of our Series C Preferred Stock and the separation of the North America business from Avon into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by an affiliate of Cerberus. Avon contributed $100 and retained approximately 20% ownership in this new privately-held company. These transactions closed on March 1, 2016. The North America business, which had consisted of the Company's operations in the U.S, Canada and Puerto Rico, was previously its own reportable segment and has been presented as discontinued operations for all periods presented. See Note 3, Discontinued Operations and Divestitures, and Note 7, Series C Convertible Preferred Stock, to the consolidated financial statements included herein for more information.
In January 2016, we announced the transformation plan (the “Transformation Plan”), which includes investing in growth, reducing costs in an effort to continue to improve our cost structure and improving our financial resilience.
Invest in Growth
As a result of the Transformation Plan, we expect to invest $350 into the business over the next three years with an estimated $150 in media and social selling and $200 related to the service model evolution and information technology, which will be aimed at improving the overall Representative experience. These investments will be funded initially from cash on hand, and the continued investment over the three years from the cost savings improvements, as well as benefits from pricing actions. The launch of an improved service model in each country will depend on the existing stage of the technological development of the systems in that market supporting the Representatives. We expect to incrementally invest, over time, in media, shifting our media spend more to digital, with the focus of the spending in our top 10 markets. With regards to social selling, we have formed a team focused on social selling, and we expect to begin with a pilot market before a phased implementation.
Improve our Cost Structure
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
We have initiated this Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit Constant $ revenue growth. We are on track to deliver the targeted $350 in Transformation Plan savings over the three years. For 2016, we have accelerated certain cost savings initiatives and are ahead of schedule on realizing the targeted $70 before taxes of savings, as well as savings to cover the approximately $20 before taxes in stranded costs that resulted from the separation of the Company's North America business. Through the nine months ended September 30, 2016, we have already realized approximately $80 before taxes of the combined $90 of targeted savings.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $94 associated with the Transformation Plan to-date. As part of the Transformation Plan, we will transition, over time, the location of our headquarters to the United Kingdom. For additional details, see Note 12, Restructuring Initiatives, to the consolidated financial statements included herein.
Improve our Financial Resilience
With respect to improving our financial resilience within our Transformation Plan, the steps taken through September 30, 2016 included the issuance of the new $500 Senior Secured Notes due August 2022, approximately $301 in cash tender offers of near-term public notes, as well as a reduction in the debt of foreign subsidiaries of approximately $33. In addition, during October 2016, we repurchased approximately $163 of debt and issued notices of prepayment, plus a make-whole premium, on the remaining public notes due March 2018 and July 2018 of approximately $238 in the aggregate. In total, as a result of these actions, we will have reduced debt of approximately $235 in 2016 and will have extended our maturity profile, with no long-term debt due until March 2019. We believe these actions will provide financial flexibility as we execute our Transformation

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Plan. For additional details, see Note 16, Debt and Note 17, Subsequent Events, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
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
RESULTS OF OPERATIONS—THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives, 2) the net proceeds recognized as a result of settling claims relating to professional services ("Legal settlement"), 3) charges related to the deconsolidation of our Venezuela operations as of March 31, 2016 and the devaluation of Venezuelan currency in February 2015, combined with being designated as a highly inflationary economy ("Venezuelan special items"), 4) the settlement charges associated with the U.S. pension plan ("Pension settlement charge"), 5) various other items associated with the sale of Liz Earle and debt-related charges ("Other items"), and, as it relates to our effective tax rate discussion, 6) an income tax benefit realized in the first quarter of 2016 as a result of tax planning strategies, an income tax benefit in the second quarter of 2016 primarily due to the release of a valuation allowance associated with Russia and the non-cash income tax adjustments associated with our deferred tax assets recorded in 2015 ("Special tax items").
The Legal settlement includes the impact on the Consolidated Statements of Operations in the third quarter of 2016 associated with the net proceeds of $27.2 recognized as a result of settling claims relating to professional services that had been provided to the Company prior to 2013 in connection with a previously disclosed legal matter.
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
The Pension settlement charge includes the impact on the Consolidated Statements of Operations in the third quarter of 2015 associated with the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan. Such payments fully settled our pension plan obligation to those participants who elected to receive such payment.
The Other items include the impact during 2016 on the Consolidated Statements of Operations due to the gain on extinguishment of debt caused by the deferred gain associated with interest-rate swap agreement terminations, partially offset by the early tender premium paid, the deferred loss associated with treasury lock agreements, deal costs and the write-off of debt issuance costs and discounts associated with the cash tender offers in August 2016. The Other items also include the impact during 2015 on the Consolidated Statements of Operations due to the gain on the sale of Liz Earle. In addition, Other items in 2015 include the impact on the Consolidated Statements of Operations of the loss on extinguishment of debt caused by the make-whole premium and the write-off of debt issuance costs and discounts associated with the prepayment of our 2.375% Notes (as defined in "Liquidity and Capital Resources"). The Other items, in 2015, also include the impact on other expense, net in the Consolidated Statements of Operations of $2.5 associated with the write-off of issuance costs related to our previous $1 billion revolving credit facility.
In addition, the effective tax rate discussion includes Special tax items, including the impact during the second quarter of 2016 on the provision for income taxes in the Consolidated Statements of Operations primarily due to the release of a valuation allowance associated with Russia of approximately $7. The Special tax items also include the impact during the first quarter of 2016 on the provision for income taxes in the Consolidated Statements of Operations due to an income tax benefit of approximately $29 recognized as the result of the implementation of foreign tax planning strategies. The Special tax items also include the impact during the first and second quarters of 2015 on the provision for income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge of approximately $31 and a benefit of approximately $3, respectively, associated with valuation allowances to adjust our U.S. deferred tax assets to an amount that was "more likely than not" to be realized. The additional valuation allowance was due to the strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies, and the partial release of the valuation allowance was due to the weakening of the U.S. dollar against currencies of some of our key markets. The Special tax items also include the impact during the third quarter of 2015 on the provision for income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge of approximately $642 as a result of establishing a valuation allowance for the full amount of our U.S. deferred tax assets due to the impact of the continued strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies. Additionally, the Special tax items includes the impact during the third quarter of 2015 on the provision for income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge of approximately $15 associated with valuation allowances, to adjust certain non-U.S. deferred tax assets to an amount that is "more likely than not" to be realized. The non-U.S. valuation allowance included an adjustment associated with Russia, which was primarily the result of lower earnings, which were significantly impacted by foreign exchange losses on working capital balances.
See Note 12, Restructuring Initiatives, Note 11, Supplemental Balance Sheet Information, Note 1, Accounting Policies, Note 6, Employee Benefit Plans, and Note 16, Debt, to the consolidated financial statements included herein, and "Venezuela Discussion" and "Liquidity and Capital Resources" in this MD&A for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	%/Point Change	2016	2015	%/Point Change
Select Financial Information
Total revenue	$1,408.8	$1,436.2	(2)%	$4,149.6	$4,553.2	(9)%
Cost of sales	550.9	559.0	(1)%	1,634.7	1,781.7	(8)%
Selling, general and administrative expenses	745.9	831.9	(10)%	2,300.0	2,669.4	(14)%
Operating profit	112.0	45.3	*	214.9	102.1	*
Interest expense	34.4	29.6	16%	100.3	88.2	14%
(Gain) loss on extinguishment of debt	(3.9)	5.5	*	(3.9)	5.5	*
Interest income	(3.5)	(3.6)	(3)%	(12.8)	(9.7)	32%
Other expense, net	10.4	29.0	(64)%	142.9	47.5	*
Gain on sale of business	—	(46.2)	*	—	(44.9)	*
Income (loss) from continuing operations, net of tax	36.3	(668.0)	*	(83.7)	(781.7)	89%
Net income (loss) attributable to Avon	$36.0	$(697.0)	*	$(96.9)	$(815.5)	88%

Diluted earnings (loss) per share from continuing operations	$.07	$(1.51)	*	$(.22)	$(1.77)	88%
Diluted earnings (loss) per share attributable to Avon	$.07	$(1.58)	*	$(.25)	$(1.84)	86%

Advertising expenses(1)	$30.3	$29.9	1%	$78.6	$96.6	(19)%

Reconciliation of Non-GAAP Financial Measures
Gross margin	60.9%	61.1%	(.2)	60.6%	60.9%	(.3)
Venezuelan special items	—	.4	(.4)	—	.6	(.6)
Adjusted gross margin	60.9%	61.5%	(.6)	60.6%	61.5%	(.9)

Selling, general and administrative expenses as a % of total revenue	52.9%	57.9%	(5.0)	55.4%	58.6%	(3.2)
CTI restructuring	(1.0)	.1	(1.1)	(1.7)	(.6)	(1.1)
Legal settlement	1.9	—	1.9	.7	—	.7
Venezuelan special items	—	—	—	—	(2.0)	2.0
Pension settlement charge	—	(.4)	.4	—	(.1)	.1
Adjusted selling, general and administrative expenses as a % of total revenue	53.9%	57.6%	(3.7)	54.4%	55.9%	(1.5)

Operating profit	$112.0	$45.3	*	$214.9	$102.1	*
CTI restructuring	14.0	(1.9)		70.2	28.2
Legal settlement	(27.2)	—		(27.2)	—
Venezuelan special items	—	5.7		—	118.3
Pension settlement charge	—	6.2		—	6.2
Adjusted operating profit	$98.8	$55.3	79%	$257.9	$254.8	1.2%

Operating margin	8.0%	3.2%	4.8	5.2%	2.2%	3.0
CTI restructuring	1.0	(.1)	1.1	1.7	.6	1.1
Legal settlement	(1.9)	—	(1.9)	(.7)	—	(.7)
Venezuelan special items	—	.4	(.4)	—	2.6	(2.6)
Pension settlement charge	—	.4	(.4)	—	.1	(.1)
Adjusted operating margin	7.0%	3.9%	3.1	6.2%	5.6%	.6

Change in Constant $ Adjusted operating margin(2)			3.5			1.6

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	%/Point Change	2016	2015	%/Point Change
Performance Metrics
Change in Active Representatives			(2)%			(2)%
Change in units sold			(2)%			(3)%
Change in Ending Representatives			(1)%			(1)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are classified within selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended September 30, 2016
Revenue
During the three months ended September 30, 2016, revenue declined 2% compared to the prior-year period, primarily due to unfavorable foreign exchange, while Constant $ revenue increased 4%. The Constant $ revenue comparison benefited from sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016, which was largely offset by the impact of the deconsolidation of Venezuela. In addition, our Constant $ revenue benefited from growth in Brazil, Mexico and South Africa. Constant $ revenue benefited from higher average order, which was partially offset by a 2% decrease in Active Representatives. The net impact of price and mix increased 6% as we have been improving our discipline of pricing with inflation, strategically pricing in certain markets and categories, and launching products at more advantageous price points, while managing the potential impact on unit sales. Units sold decreased 2%, primarily due to the impact of the deconsolidation of Venezuela and declines in units sold in Mexico. The decrease in Active Representatives was primarily due to the impact of the deconsolidation of Venezuela and declines in Asia Pacific, which included the impact caused by a reduction in the number of sales campaigns in the Philippines. These declines in Active Representatives were partially offset by growth in South Latin America, most significantly Brazil, as well as growth in Europe, Middle East & Africa, most significantly Russia.
Ending Representatives decreased by 1%. The decrease in Ending Representatives at September 30, 2016 as compared to the prior-year period was primarily due to the impact of the deconsolidation of Venezuela, which had a negative impact of 2 points, and to a lesser extent, declines in Asia Pacific. These decreases were partially offset by growth in Europe, Middle East & Africa, most significantly Russia and South Africa, as well as growth in South Latin America.
See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations. See Note 3, Discontinued Operations and Divestitures, and Note 4, Related Parties, to the consolidated financial statements included herein for more information on New Avon.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Three Months Ended September 30,		%/Point Change
	2016	2015	US$	Constant $
Beauty:
Skincare	$397.3	$405.4	(2)%	2%
Fragrance	373.6	379.1	(1)	5
Color	244.0	249.1	(2)	3
Total Beauty	1,014.9	1,033.6	(2)	3
Fashion & Home:
Fashion	202.2	214.8	(6)	(1)
Home	150.4	152.7	(2)	7
Total Fashion & Home	352.6	367.5	(4)	2
Net sales from reportable segments	$1,367.5	$1,401.1	(2)	3
Net sales from Other operating segments and business activities	—	12.2	(100)	(100)
Net sales	$1,367.5	$1,413.3	(3)	2
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Operating Margin
Operating margin and Adjusted operating margin increased 480 basis points and 310 basis points, respectively, compared to the same period of 2015. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 20 basis points and 60 basis points, respectively, compared to the same period of 2015. The gross margin comparison was impacted by approximately 40 basis points in the prior year by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $6 was recognized in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuela operations.
The remaining decrease in gross margin and the decrease of 60 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 250 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation; and

•	a decrease of 30 basis points due to sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016.
These items were partially offset by the following:

•
an increase of 160 basis points due to the favorable net impact of mix and pricing, primarily due to inflationary and strategic pricing in South Latin America, North Latin America and Europe, Middle East & Africa; and

•	an increase of 70 basis points due to lower supply chain costs, primarily from cost savings initiatives in South Latin America and Europe, Middle East & Africa.
See Note 4, Related Parties, to the consolidated financial statements included herein for more information on New Avon.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 500 basis points and 370 basis points, respectively, compared to the same period of 2015. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 190 basis points for the net proceeds recognized as a result of a legal settlement in the third quarter of 2016 and by approximately 40 basis points for the approximate $6 settlement charge recorded in the third quarter of 2015, which did not occur in 2016, associated with the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan. These items were partially offset by approximately 110 basis points for higher CTI restructuring. See Note 11, Supplemental Balance Sheet Information, to the consolidated financial statements included herein for more information on the legal settlement, Note 6, Employee Benefit Plans, to the consolidated financial statements included herein for more information on the pension settlement charge, and Note 12, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
The remaining decrease in selling, general and administrative expenses as a percentage of revenue and the decrease of 370 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue were primarily due to the following:

•
a decrease of 260 basis points primarily due to the impact of the Constant $ revenue growth with respect to our fixed expenses. In addition, lower fixed expenses, primarily resulting from our costs savings initiatives, mainly reductions in headcount, were largely offset by the inflationary impact on our expenses;

•	a decrease of 140 basis points due to lower expenses associated with employee incentive compensation plans; and

•	a decrease of 60 basis points primarily due to the net impact of the Constant $ revenue growth with respect to our Representative, sales leader and field expense, driven by South Latin America.
These items were partially offset by the following:

•	an increase of approximately 20 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses; and

•	an increase of 40 basis points from higher net brochure costs, primarily in South Latin America.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Other Expense
Interest expense increased by approximately $5 compared to the prior-year period, primarily due to the interest associated with the $500 of Senior Secured Notes (as defined in "Liquidity and Capital Resources") issued in August 2016 and the increase in the interest rates on the 2013 Notes (as defined in "Liquidity and Capital Resources") as a result of the downgrades of our long-term credit ratings. These items were partially offset by the interest savings associated with the August 2016 cash tender offers. Refer to Note 16, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Gain on extinguishment of debt in the third quarter of 2016 of approximately $4 was associated with the cash tender offers in August 2016. Loss on extinguishment of debt in the third quarter of 2015 of approximately $6 was associated with the prepayment of our 2.375% Notes (as defined in "Liquidity and Capital Resources"). Refer to Note 16, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Interest income was relatively unchanged compared to the prior-year period.
Other expense, net, decreased by approximately $19 compared to the prior-year period, primarily due to lower losses on foreign exchange compared to the prior-year period, partially offset by our proportionate share of New Avon's loss of approximately $5. See "Venezuela Discussion" in this MD&A for further discussion of our Venezuela operations. See Note 3, Discontinued Operations and Divestitures, to the consolidated financial statements included herein for more information on New Avon.
Gain on sale of business in the third quarter of 2015 was the result of the sale of Liz Earle in July 2015. Refer to Note 3, Discontinued Operations and Divestitures, to the consolidated financial statements included herein for additional information regarding the sale of Liz Earle.
Effective Tax Rate
The effective tax rate in 2016 benefited from the net proceeds recognized as a result of a legal settlement.
The effective tax rate in 2015 was negatively impacted by an additional valuation allowance for U.S. deferred tax assets of approximately $642, which was due to the strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies. In addition, the effective tax rate in 2015 was negatively impacted by additional valuation allowances for deferred tax assets outside of the U.S. of approximately $15, primarily in Russia, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. The effective tax rate in 2015 was also negatively impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting and CTI restructuring.
The effective tax rates and the Adjusted effective tax rates in 2016 and 2015 were negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results, including the impact caused by the withholding taxes associated with certain intercompany payments, including royalties.
See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations, and Note 11, Supplemental Balance Sheet Information, to the consolidated financial statements included herein for more information on the legal settlement.
Impact of Foreign Currency
During the third quarter of 2016, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $35, or approximately 260 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $10, or an immaterial amount to operating margin and approximately 10 basis points to Adjusted operating margin; and

•	lower foreign exchange losses on our working capital (classified within other expense, net), which had a favorable impact of approximately $25 before tax.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Discontinued Operations
Loss from discontinued operations, net of tax was approximately $1 compared to approximately $29 for 2015. During the third quarter of 2016, we recorded a reduction to the loss on sale of less than $1 before tax (less than $1 after tax) associated with the sale of the North America business which closed on March 1, 2016. See Note 3, Discontinued Operations and Divestitures, to the consolidated financial statements included herein for more information.
Nine Months Ended September 30, 2016
Revenue
During the nine months ended September 30, 2016, revenue declined 9% compared to the prior-year period, primarily due to unfavorable foreign exchange, while Constant $ revenue increased 3%. The Constant $ revenue comparison was negatively impacted by approximately 1 point as a result of the sale of Liz Earle, which was completed in July 2015. The Constant $ revenue comparison was also negatively impacted by an estimated 1 point due to the IPI tax on cosmetics in Brazil that went into effect in May 2015. The Constant $ revenue comparison also benefited from sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016, which was partially offset by the impact of the deconsolidation of Venezuela. In addition, our Constant $ revenue benefited from growth in Europe, Middle East & Africa, most significantly Russia, and to a lesser extent, South Africa. Constant $ revenue benefited from higher average order, which was partially offset by a 2% decrease in Active Representatives. The net impact of price and mix increased 6% as we have been improving our discipline of pricing with inflation, strategically pricing in certain markets and categories, and launching products at more advantageous price points, while managing the potential impact on unit sales. Units sold decreased 3%, primarily due to declines in units sold in Brazil and Mexico and the impact of the deconsolidation of Venezuela, partially offset by an increase in units sold in Russia. The decrease in Active Representatives was primarily due to the impact of the deconsolidation of Venezuela and a decline in Asia Pacific, which included the impact caused by a reduction in the number of sales campaigns in the Philippines. These declines in Active Representatives were partially offset by growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention.
See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations. See Note 3, Discontinued Operations and Divestitures, and Note 4, Related Parties, to the consolidated financial statements included herein for more information on New Avon.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Nine Months Ended September 30,		%/Point Change
	2016	2015	US$	Constant $
Beauty:
Skincare	$1,177.5	$1,302.3	(10)%	1%
Fragrance	1,066.8	1,161.4	(8)	5
Color	744.3	809.6	(8)	4
Total Beauty	2,988.6	3,273.3	(9)	3
Fashion & Home:
Fashion	615.9	654.2	(6)	4
Home	428.9	483.0	(11)	3
Total Fashion & Home	1,044.8	1,137.2	(8)	4
Net sales from reportable segments	$4,033.4	$4,410.5	(9)	3
Net sales from Other operating segments and business activities	13.6	80.2	(83)	(85)
Net sales	$4,047.0	$4,490.7	(10)	2
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 300 basis points and 60 basis points, respectively, compared to the same period of 2015. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Gross Margin
Gross margin and Adjusted gross margin decreased 30 basis points and 90 basis points, respectively, compared to the same period of 2015. The gross margin comparison was impacted by approximately 60 basis points in the prior year by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $27 was recognized in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuela operations.
The remaining decrease in gross margin and the decrease of 90 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 320 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation; and

•	a decrease of 30 basis points due to sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016.
These items were partially offset by the following:

•
an increase of 150 basis points due to the favorable net impact of mix and pricing, primarily due to inflationary and strategic pricing in South Latin America, Europe, Middle East & Africa and North Latin America; and

•	an increase of 120 basis points due to lower supply chain costs, primarily from cost savings initiatives and lower material costs in Europe, Middle East & Africa and South Latin America.
See Note 4, Related Parties, to the consolidated financial statements included herein for more information on New Avon.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 320 basis points and 150 basis points, respectively, compared to the same period of 2015. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 200 basis points in the prior year by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, primarily as an approximate $90 impairment charge was recognized in the prior-year period to reflect the write-down of the long-lived assets to their estimated fair value following a devaluation. In addition, the selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 70 basis points for the net proceeds recognized as a result of a legal settlement in the third quarter of 2016 and by approximately 10 basis points by the approximate $6 settlement charge recorded in the third quarter of 2015, which did not occur in 2016, associated with the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan. These items were partially offset by approximately 110 basis points for higher CTI restructuring. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuela operations, Note 11, Supplemental Balance Sheet Information, to the consolidated financial statements included herein for more information on the legal settlement, Note 6. Employee Benefit Plans, to the consolidated financial statements included herein for more information on the pension settlement charge, and Note 12, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
The remaining decrease in selling, general and administrative expenses as a percentage of revenue and the decrease of 150 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•
a decrease of 220 basis points primarily due to the impact of the Constant $ revenue growth with respect to our fixed expenses. In addition, lower fixed expenses, primarily resulting from our costs savings initiatives, mainly reductions in headcount, were largely offset by the inflationary impact on our expenses; and

•	a decrease of 30 basis points from lower advertising expense, primarily in Europe, Middle East & Africa.
These items were partially offset by the following:

•	an increase of approximately 70 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses;

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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Other Expense
Interest expense increased by approximately $12 compared to the prior-year period, primarily due to the increase in the interest rates on the 2013 Notes (as defined in "Liquidity and Capital Resources") as a result of the downgrades of our long-term credit ratings and the interest associated with the $500 of Senior Secured Notes (as defined in "Liquidity and Capital Resources") issued in August 2016. These items were partially offset by the interest savings associated with the prepayment of the $250 principal amount of our 2.375% Notes (as defined in "Liquidity and Capital Resources") in the third quarter of 2015 and the August 2016 cash tender offers. Refer to Note 16, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Gain on extinguishment of debt in the first nine months of 2016 of approximately $4 was associated with the cash tender offers in August 2016. Loss on extinguishment of debt in the first nine months of 2015 of approximately $6 was associated with the prepayment of our 2.375% Notes (as defined in "Liquidity and Capital Resources"). Refer to Note 16, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
Interest income increased by approximately $3 compared to the prior-year period.
Other expense, net, increased by approximately $95 compared to the prior-year period, primarily due to the year-on-year impact the Venezuelan special items as we recorded a loss of approximately $120 in the first quarter of 2016 as compared to a benefit of approximately $4 in the first quarter of 2015. In addition, other expense, net was positively impacted by lower losses on foreign exchange compared to the prior-year period, partially offset by our proportionate share of New Avon's loss of approximately $9. See "Venezuela Discussion" in this MD&A for further discussion of our Venezuela operations. See Note 3, Discontinued Operations and Divestitures, to the consolidated financial statements included herein for more information on New Avon.
Gain on sale of business in the first nine months of 2015 was the result of the sale of Liz Earle in July 2015. Refer to Note 3, Discontinued Operations and Divestitures, to the consolidated financial statements included herein for additional information regarding the sale of Liz Earle.
Effective Tax Rate
The effective tax rate in 2016 was impacted by the deconsolidation of our Venezuelan operations and CTI restructuring, partially offset by a benefit of approximately $29 as a result of the implementation of foreign tax planning strategies, a net benefit of approximately $7 primarily due to the release of a valuation allowance associated with Russia and a benefit from the net proceeds recognized as a result of a legal settlement.
The effective tax rate in 2015 was negatively impacted by additional valuation allowances for U.S. deferred tax assets of approximately $670, which were due to the strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies. In addition, the effective tax rate in 2015 was negatively impacted by additional valuation allowances for deferred tax assets outside of the U.S. of approximately $15, primarily in Russia, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. The effective tax rate in 2015 was also negatively impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting and CTI restructuring.
The effective tax rates and the Adjusted effective tax rates in 2016 and 2015 were negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results, including the impact caused by the withholding taxes associated with certain intercompany payments, including royalties.
See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations, Note 12, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring, and Note 11, Supplemental Balance Sheet Information, to the consolidated financial statements included herein for more information on the legal settlement.
Impact of Foreign Currency
During the first nine months of 2016, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $150, or approximately 330 basis points to operating margin and Adjusted operating margin;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
foreign currency translation, which had an unfavorable impact to operating profit of approximately $60 and Adjusted operating profit of approximately $65, or approximately 60 basis points to operating margin and Adjusted operating margin; and

•	lower foreign exchange losses on our working capital (classified within other expense, net), which had a favorable impact of approximately $33 before tax and $38 before tax on an Adjusted basis.
Discontinued Operations
Loss from discontinued operations, net of tax was approximately $13 compared to approximately $32 for 2015. During the first nine months of 2016, we recorded charges of approximately $16 before tax (approximately $6 after tax) in the aggregate associated with the sale of the North America business which closed on March 1, 2016. See Note 3, Discontinued Operations and Divestitures, to the consolidated financial statements included herein for more information.
Venezuela Discussion
Avon Venezuela operates in the direct-selling channel offering Beauty and Fashion & Home products. Avon Venezuela has a manufacturing facility that produces the Beauty products that it sells. Avon Venezuela imports many of its Fashion & Home products and raw materials and components needed to manufacture its Beauty products.
Currency restrictions enacted by the Venezuelan government since 2003 impacted the ability of Avon Venezuela to obtain foreign currency to pay for imported products. In 2010, we began accounting for our operations in Venezuela under accounting guidance associated with highly inflationary economies. Under U.S. GAAP, the financial statements of a foreign entity operating in a highly inflationary economy are required to be remeasured as if the functional currency is the company’s reporting currency, the U.S. dollar. This generally results in translation adjustments, caused by changes in the exchange rate, being reported in earnings currently for monetary assets (e.g., cash, accounts receivable) and liabilities (e.g., accounts payable, accrued expenses) and requires that different procedures be used to translate non-monetary assets (e.g., inventories, fixed assets). Non-monetary assets and liabilities are remeasured at the historical U.S. dollar cost basis. This diverges significantly from the application of accounting rules prior to designation as highly inflationary accounting, where such gains and losses would have been recognized only in other comprehensive income (loss) (shareholders' deficit).
Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government significantly limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings. We expected that this other-than-temporary lack of exchangeability would continue for the foreseeable future, and as a result, we concluded that, effective March 31, 2016, we did not meet the accounting criteria of control in order to continue consolidating our Venezuelan operations and, as a result, account for our Venezuelan operations using the cost method of accounting. Our Consolidated Balance Sheets no longer includes the assets and liabilities of our Venezuelan operations, and we no longer include the results of our Venezuelan operations in our Consolidated Financial Statements, and will include income relating to our Venezuelan operations only to the extent that we receive cash for dividends or royalties remitted by Avon Venezuela.
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
Additionally, certain non-monetary assets were carried at their historical U.S. dollar cost subsequent to the devaluation. Therefore, these costs impacted the income statement during 2015 at a disproportionate rate as they were not devalued based on

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

the new exchange rates, but were expensed at their historical U.S. dollar value. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. As a result, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets at their net realizable value, which was recorded in the first quarter of 2015. We recognized an additional negative impact of approximately $6 and approximately $17 to operating profit and net income relating to these non-monetary assets during the three and nine months ended September 30, 2015, respectively.
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
Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, CTI restructuring initiatives, certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. See Note 10, Segment Information, to the consolidated Financial statements for a reconciliation of segment profit to operating profit.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,
	2016		2015
	Total revenue	Segment profit	Total revenue	Segment profit
Europe, Middle East & Africa	$476.4	$66.2	$497.5	$69.5
South Latin America	594.8	73.8	570.8	52.8
North Latin America	196.8	24.4	209.7	17.9
Asia Pacific	132.8	12.7	145.8	15.5
Total from reportable segments	$1,400.8	$177.1	$1,423.8	$155.7

	Nine Months Ended September 30,
	2016		2015
	Total revenue	Segment profit	Total revenue	Segment profit
Europe, Middle East & Africa	$1,517.7	$218.3	$1,559.8	$206.6
South Latin America	1,556.9	157.9	1,769.2	189.7
North Latin America	625.9	85.0	675.0	78.1
Asia Pacific	411.4	42.2	467.9	54.2
Total from reportable segments	$4,111.9	$503.4	$4,471.9	$528.6

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2016	2015	US$	Constant $	2016	2015	US$	Constant $
Total revenue	$476.4	$497.5	(4)%	2%	$1,517.7	$1,559.8	(3)%	7%
Segment profit	66.2	69.5	(5)%	(2)%	218.3	206.6	6%	18%

Segment margin	13.9%	14.0%	(.1)	(.6)	14.4%	13.2%	1.2	1.3

Change in Active Representatives				1%				4%
Change in units sold				(1)%				3%
Change in Ending Representatives				5%				5%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2016
Total revenue decreased 4% compared to the prior-year period, due to the unfavorable impact from foreign exchange, due to the strengthening of the U.S. dollar relative to the currencies in most of the segment's markets, including the British pound. On a Constant $ basis, revenue grew 2%, primarily driven by South Africa. The increase in Active Representatives and higher average order drove the segment's Constant $ revenue growth. The increase in Ending Representatives was driven primarily by growth in Russia and South Africa.
In Russia, revenue decreased 2%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 2%, which has tempered as compared to the growth rates in 2015 and the first half of 2016. Russia's Constant $ revenue growth in Russia was primarily due to an increase in Active Representatives, which was partially offset by lower average order. Lower average order in Russia was primarily due to a decline in sales of Fashion & Home products attributable to price resistance from consumers. In the United Kingdom, revenue declined 14%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue grew 1%, primarily due to higher average order, which was partially offset by a decrease in Active Representatives. The increase in the United Kingdom's average order was primarily the result of strength in Beauty. In South Africa, revenue grew 6%, despite the negative impact of foreign exchange. On a Constant $ basis, South Africa’s revenue grew 16%, primarily due to an increase in Active Representatives.
Segment margin decreased .1 point, or .6 points on a Constant $ basis, primarily as a result of:

•
a decline of 1.4 points due to lower gross margin caused primarily by an estimated 4 points from the unfavorable impact of foreign currency transaction losses. This was partially offset by 1.4 points from the favorable net impact of mix and pricing which was primarily driven by inflationary and strategic pricing in Russia, and .9 points due to lower supply chain costs, including benefits from lower material costs and cost savings initiatives;

•	a net benefit of .4 points primarily due to the impact of the Constant $ revenue growth with respect to our fixed expenses; and

•	a benefit of .4 points from lower field expense.
Nine Months Ended September 30, 2016
Total revenue decreased 3% compared to the prior-year period, due to the unfavorable impact from foreign exchange, most significantly the strengthening of the U.S. dollar relative to the Russian ruble, South African rand and British pound. On a Constant $ basis, revenue grew 7%, primarily driven by Russia and South Africa. The increase in Active Representatives and higher average order drove the segment's Constant $ revenue growth.
In Russia, revenue decreased 1%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 15%, primarily due to an increase in Active Representatives, which benefited from sustained momentum in recruiting and retention, and higher average order, which was driven by pricing benefits primarily in the first half of 2016. In the United Kingdom, revenue declined 8%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue grew 1%, primarily due to higher average order which was partially offset by a decrease in Active Representatives. In South Africa, revenue was relatively unchanged, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 22%, primarily due to an increase in Active Representatives.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment margin increased 1.2 points, or 1.3 points on a Constant $ basis, primarily as a result of:

•	a net benefit of 1.4 points primarily due to the impact of the Constant $ revenue growth with respect to our fixed expenses;

•	a benefit of .7 points due to lower advertising expense, primarily in Russia; and

•
a decline of .9 points due to lower gross margin caused primarily by an estimated 4 points from the unfavorable impact of foreign currency transaction losses. This was partially offset by a benefit of 1.4 points due to lower supply chain costs, including benefits from lower material costs and cost savings initiatives, and 1.3 points from the favorable net impact of mix and pricing which was primarily driven by inflationary and strategic pricing in Russia.

South Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2016	2015	US$	Constant $	2016	2015	US$	Constant $
Total revenue	$594.8	$570.8	4%	9%	$1,556.9	$1,769.2	(12)%	4%
Segment profit	73.8	52.8	40%	45%	157.9	189.7	(17)%	(2)%

Segment margin	12.4%	9.3%	3.1	3.0	10.1%	10.7%	(.6)	(.6)

Change in Active Representatives				2%				(1)%
Change in units sold				2%				(4)%
Change in Ending Representatives				3%				3%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2016
Total revenue increased 4% compared to the prior-year period, despite the negative impact of foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Argentine peso, partially offset by weakening of the U.S. dollar relative to the Brazilian real. On a Constant $ basis, revenue increased 9%. The segment's Constant $ revenue growth was negatively impacted by an estimated 2 points from additional Value Added Tax ("VAT") state taxes in Brazil that were implemented in late 2015. The segment's Constant $ revenue benefited from higher average order, which was driven by pricing, as well as from an increase in Active Representatives. Additionally, the segment's Constant $ revenue and higher average order benefited from relatively high inflation in Argentina, as this market's results were impacted by the inflationary impact on pricing. Revenue in Argentina decreased 14%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 40% which was primarily due to higher average order. Argentina contributed approximately 5 points to the segment's Constant $ revenue growth, and approximately 2 points to Avon's consolidated Constant $ revenue growth. The increase in Ending Representatives was primarily driven by growth in Brazil.
Revenue in Brazil increased 14%, favorably impacted by foreign exchange. Brazil’s Constant $ revenue increased 6%, despite a continued difficult economic environment, and was primarily due to an increase in Active Representatives and higher average order, which was driven by pricing. Constant $ revenue in Brazil was negatively impacted by an estimated 3 points from the additional VAT state taxes discussed above. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products increased 5% and 1%, respectively, as benefits from pricing were partially offset by the negative impact of the additional VAT state taxes. With respect to Constant $ sales growth from Beauty, product launches also aided the benefits from pricing.
Segment margin increased 3.1 points, or 3.0 points on a Constant $ basis, primarily as a result of:

•
a benefit of 1.6 points primarily due to the net impact of the Constant $ revenue growth with respect to our Representative, sales leader and field expense, partially attributable to lower Representative, sales leader and field expense in Brazil which was driven by a shift towards advertising;

•
a benefit of .8 points due to higher gross margin caused by 1.8 points from the favorable net impact of mix and pricing, primarily due to inflationary and strategic pricing, and 1.4 points from lower supply chain costs, including benefits from cost savings initiatives. These items were partially offset by an estimated 2 points from the unfavorable impact of foreign currency transaction losses;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a benefit of .7 points primarily due to the impact of the Constant $ revenue growth with respect to our fixed expenses;

•	a decline of .4 points from higher net brochure costs, primarily in Argentina and Brazil; and

•	a decline of .3 points from advertising expense, primarily in Brazil.
Nine Months Ended September 30, 2016
Total revenue decreased 12% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Argentine peso and the Brazilian real. On a Constant $ basis, revenue increased 4%. An IPI tax law on cosmetics in Brazil that went into effect in May 2015 caused an estimated 2 point negative impact on the segment's Constant $ revenue growth. The segment's Constant $ revenue growth was also negatively impacted by an estimated 2 points from additional VAT state taxes in Brazil that were implemented in late 2015. The segment's Constant $ revenue benefited from higher average order, which was driven by pricing, and was partially offset by a decrease in Active Representatives. The segment's Constant $ revenue and higher average order benefited from relatively high inflation in Argentina, as this market's results were impacted by the inflationary impact on pricing. Revenue in Argentina decreased 21%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 29% which was primarily due to higher average order, partially offset by a decrease in Active Representatives. Argentina contributed approximately 4 points to the segment's Constant $ revenue growth, and approximately 1 point to Avon's consolidated Constant $ revenue growth.
Revenue in Brazil decreased 11%, unfavorably impacted by foreign exchange. Brazil’s Constant $ revenue increased 1%, despite the negative impact of an estimated 3 points due to the impact of the IPI tax discussed above. Constant $ revenue in Brazil was also negatively impacted by an estimated 3 points from the additional VAT state taxes discussed above. The negative impact of the the IPI tax and the additional VAT state taxes was partially offset by higher average order, which was driven by pricing. In addition, Brazil continued to be impacted by a difficult economic environment. On a Constant $ basis, Brazil’s sales from Beauty products also decreased 1%, negatively impacted by the IPI tax and the additional VAT state taxes. On a Constant $ basis, Brazil's sales from Fashion & Home products decreased 2%.
Segment margin decreased .6 points on both a reported and Constant $ basis, primarily as a result of:

•
a decline of .8 points as a result of the IPI tax law on cosmetics in Brazil, which are a reduction of revenue and we have not raised the prices paid by Representatives to the same extent as the IPI tax;

•	a decline of .8 points from higher bad debt expense, primarily due to the macroeconomic environment in Brazil;

•
a decline of .7 points due to lower gross margin caused by an estimated 4 points from the unfavorable impact of foreign currency transaction losses, partially offset by 1.8 points from the favorable net impact of mix and pricing, primarily due to inflationary and strategic pricing, and 1.3 points from lower supply chain costs. Supply chain costs benefited primarily as a result of lower material costs;

•	a benefit of .5 points primarily due to the impact of the Constant $ revenue growth with respect to our fixed expenses;

•	a benefit of .4 points due to the net impact of the Constant $ revenue growth with respect to our Representative, sales leader and field expense; and

•	various other insignificant items that partially offset the decline in segment margin.
Argentina Discussion
In 2011, the Argentine government introduced restrictive foreign currency exchange controls. In December 2015, the Argentine government began the process of removing foreign currency exchange controls and, beginning in the first quarter of 2016, Avon Argentina has been able to adequately access foreign currencies, including the U.S. dollar, in order to pay a substantial portion of its non-functional currency obligations. In August 2016, the Argentine government removed the monetary limit on foreign currency exchange.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2016	2015	US$	Constant $	2016	2015	US$	Constant $
Total revenue	$196.8	$209.7	(6)%	3%	$625.9	$675.0	(7)%	4%
Segment profit	24.4	17.9	36%	53%	85.0	78.1	9%	25%

Segment margin	12.4%	8.5%	3.9	4.1	13.6%	11.6%	2.0	2.3

Change in Active Representatives				—%				—%
Change in units sold				(6)%				(5)%
Change in Ending Representatives				(1)%				(1)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2016
North Latin America consists largely of our Mexico business. Total revenue for the segment decreased 6% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 3%, which benefited primarily from higher average order. The segment's Constant $ revenue increase was primarily due to Mexico, partially offset by a decline in Central America due to lower average order. Revenue in Mexico decreased 5%, unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue grew 9%, primarily due to higher average order, driven primarily by pricing which benefited from product launches, partially offset by a decline in units sold.
Segment margin increased 3.9 points, or 4.1 points on a Constant $ basis, primarily as a result of:

•
a benefit of 3.8 points primarily from lower fixed expenses, which includes 2.5 points as a result of an out-of-period adjustment which negatively impacted the prior-year period, as well as due to the impact of the Constant $ revenue growth with respect to our fixed expenses;

•
a benefit of .8 points due to higher gross margin caused primarily by a benefit of 3.1 points from the favorable impact of mix and pricing, primarily due to inflationary and strategic pricing, partially offset by 2.1 points from the unfavorable impact of foreign currency transaction losses;

•	a benefit of .4 points due to lower advertising expense, primarily in Mexico;

•	a benefit of .4 points from lower field expense;

•	a decline of 1.0 point from higher bad debt expense, primarily in Mexico; and

•	a decline of .6 points from higher net brochure costs, primarily in Mexico.
Nine Months Ended September 30, 2016
Total revenue decreased 7% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 4%, which benefited from higher average order. Revenue in Mexico decreased 10%, unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue grew 6%, primarily due to higher average order driven primarily from pricing, partially offset by a decline in units sold.
Segment margin increased 2.0 points, or 2.3 points on a Constant $ basis, primarily as a result of:

•
a benefit of 1.3 points due to higher gross margin caused primarily by a benefit of 2.6 points from the favorable impact of mix and pricing, primarily due to inflationary and strategic pricing, and 1.0 point from lower supply chain costs, partially offset by 1.8 points from the unfavorable impact of foreign currency transaction losses; and

•
a benefit of 1.0 point primarily from lower fixed expenses, which includes .8 points as a result of an out-of-period adjustment which negatively impacted the prior-year period, as well as due to the impact of the Constant $ revenue growth with respect to our fixed expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2016	2015	US$	Constant $	2016	2015	US$	Constant $
Total revenue	$132.8	$145.8	(9)%	(7)%	$411.4	$467.9	(12)%	(7)%
Segment profit	12.7	15.5	(18)%	(15)%	42.2	54.2	(22)%	(15)%

Segment margin	9.6%	10.6%	(1.0)	(.9)	10.3%	11.6%	(1.3)	(1.0)

Change in Active Representatives				(12)%				(10)%
Change in units sold				(8)%				(7)%
Change in Ending Representatives				(7)%				(7)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2016
Total revenue decreased 9% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 7%, due to declines in most markets. The segment's Constant $ revenue decline was primarily due to a decrease in Active Representatives, partially offset by higher average order. The decrease in Ending Representatives was driven by declines in most markets. Revenue in the Philippines decreased 2%, or was relatively unchanged on a Constant $ basis, primarily due to higher average order, partially offset by a decrease in Active Representatives. The segment's and the Philippines' Active Representatives decline was impacted by a reduction in the number of sales campaigns in the Philippines.
Segment margin decreased 1.0 point, or .9 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.0 points due to lower gross margin caused primarily by 1.1 points from higher supply chain costs and .7 points from the unfavorable impact of mix and pricing. Supply chain costs were negatively impacted by higher overhead costs which were attributable to lower productivity; and

•	a net benefit of .9 points from lower fixed expenses, partially offset by the unfavorable impact of the declining revenue with respect to our fixed expenses.
We continue to evaluate strategic alternatives for China.
Nine Months Ended September 30, 2016
Total revenue decreased 12% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 7%, due to declines in most markets. The segment's Constant $ revenue decline was primarily due to a decrease in Active Representatives, partially offset by higher average order. Revenue in the Philippines decreased 2%, but grew 2% on a Constant $ basis, primarily due to higher average order, partially offset by a decrease in Active Representatives. The segment's and the Philippines' Active Representatives decline was impacted by a reduction in the number of sales campaigns in the Philippines.
Segment margin declined 1.3 points, or 1.0 point on a Constant $ basis, primarily as a result of a decline of 1.1 points due to lower gross margin. Lower gross margin was caused primarily by .9 points from the unfavorable impact of mix and pricing and .5 points from the unfavorable impact of foreign currency transaction losses, partially offset by .4 points from lower supply chain costs.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At September 30, 2016, we had cash and cash equivalents totaling approximately $902. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. For more information with respect to currency restrictions, see "Segment Review - South Latin America" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" contained in our 2015 Form 10-K.

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
Cash Flows
Net Cash Used by Continuing Operating Activities
Net cash used by continuing operating activities during the first nine months of 2016 was approximately $104, as compared to approximately $90 during the first nine months of 2015. The approximate $14 increase to net cash used by continuing operating activities was primarily due to the timing of payments, primarily for inventory, increased levels of accounts receivable which was partially attributable to a bank strike in Brazil, and the contribution to the U.S. pension plan in 2016 of $20, which did not occur in 2015. These items were partially offset by the $67 payment to the U.S. Securities and Exchange Commission in connection with the Foreign Corrupt Practices Act ("FCPA") settlement in 2015, which did not occur in 2016 and by lower payments for CTI restructuring.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first nine months of 2016 was approximately $68, as compared to net cash provided by continuing investing activities of approximately $140 during the first nine months of 2015. The approximate $208 decrease to net cash (used) provided by investing activities was primarily due to the net proceeds on the sale of Liz Earle in 2015 of approximately $208. Capital expenditures for the full year 2016 are estimated to be approximately $100 to $125 and are expected to be funded by cash from operations.
Net Cash Provided (Used) by Continuing Financing Activities
Net cash provided by continuing financing activities during the first nine months of 2016 was approximately $569, as compared to net cash used by continuing financing activities of approximately $345 during the first nine months of 2015. The approximately $914 increase to net cash provided (used) by continuing financing activities was primarily due to the net proceeds related to the $500 principal amount of our Senior Secured Notes (as defined below) issued in the third quarter of 2016, the net proceeds from the sale of Series C Preferred Stock and the suspension of our dividend, and the prepayment of the $250 principal amount of our 2.375% Notes (as defined in "Liquidity and Capital Resources") in the third quarter of 2015, which were partially offset by the payments for the August 2016 cash tender offers of approximately $301. See Note 7, Series C Convertible Preferred Shares, and Note 16, Debt, to the consolidated financial statements included herein for more information.
We have not declared a quarterly dividend for the first nine months of 2016, compared to a dividend of $.18 per share for the first nine months of 2015.
Free Cash Flow
We define free cash flow as net cash provided (used) by operating activities of continuing operations less capital expenditures. Free cash flow for the full year 2016 is estimated to be at least approximately $75 to $100.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of September 30, 2016, there were no amounts outstanding under the 2015 facility. The 2015 facility replaced the Company's previous $1 billion unsecured revolving credit facility (the "2013 facility"). In the second quarter of 2015, $2.5 was recorded for the write-off of issuance costs related to the 2013 facility.
All obligations of AIO under the 2015 facility are (i) unconditionally guaranteed by each material domestic restricted subsidiary of the Company (other than AIO, the borrower), in each case, subject to certain exceptions and (ii) fully guaranteed on an unsecured basis by the Company. The obligations of AIO and the subsidiary guarantors are secured by first priority liens on and security interest in substantially all of the assets of AIO and the subsidiary guarantors, in each case, subject to certain exceptions.
The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 5.75% Notes (as defined below), the 4.20% Notes (as defined below), the 6.50% Notes (as defined below) and the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of September 30, 2016, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO, which, as of September 30, 2016, was approximately $34. As of September 30, 2016, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $366, could have been drawn down without violating any covenant. A continued decline in our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges) may further reduce our borrowing capacity under the 2015 facility or cause us to be non-compliant with our interest coverage and total leverage ratios. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of September 30, 2016, there were no amounts outstanding under the 2015 facility.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023, and $250.0 principal amount of 6.95% Notes due March 15, 2043 (collectively, the "2013 Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. On August 10, 2015, we prepaid our 2.375% Notes at a prepayment price equal to 100% of the principal amount of $250.0, plus accrued interest of $3.1 and a make-whole premium of $5.0. In connection with the prepayment of our 2.375% Notes, we incurred a loss on extinguishment of debt of $5.5 in the third quarter of 2015 consisting of the $5.0 make-whole premium for the 2.375% Notes and the write-off of $.5 of debt issuance costs and discounts related to the initial issuance of the 2.375% Notes.
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P and Moody's since issuance of the 2013 Notes, the interest rates on these notes have increased by the maximum allowable increase.
In August 2016, we completed cash tender offers which resulted in a reduction of principal of $108.6 of our 5.75% Notes due March 1, 2018 (the "5.75% Notes"), $73.8 of our 4.20% Notes due July 15, 2018 (the "4.20% Notes"), $68.1 of our 6.50% Notes due March 1, 2019 (the "6.50% Notes") and $50.1 of our 4.60% Notes. In connection with the cash tender offers, we incurred a gain on extinguishment of debt of $3.9 in the third quarter of 2016, consisting of a deferred gain of $12.8 associated with the March 2012 and January 2013 interest-rate swap agreement terminations (see Note 15, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein), partially offset by the $5.8 of early tender premium paid for the cash tender offers, $1.2 of a deferred loss associated with treasury lock agreements designated as cash

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

flow hedges of the anticipated interest payments on the 5.75% Notes, $1.0 of deal costs and the write-off of $.9 of debt issuance costs and discounts related to the initial issuances of the notes that were the subject of the cash tender offers.
In October 2016, we repurchased $44.0 of our 6.50% Notes, $44.0 of our 4.20% Notes, $40.0 of our 4.60% Notes and $35.2 of our 5.75% Notes. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of approximately $6 and accrued interest of approximately $1. In connection with these repurchases of debt, we expect to incur a loss on extinguishment of debt of approximately $1 in the fourth quarter of 2016 consisting of the approximate $6 premium paid for the repurchases, approximately $1 for a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes and the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased, partially offset by a deferred gain of approximately $6 associated with the January 2013 interest-rate swap agreement termination (see Note 15, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein).
Also in October 2016, we issued notices of prepayment for the remaining principal amount of our 4.20% Notes and 5.75% Notes, and we will prepay our 4.20% Notes and 5.75% Notes in November 2016. The prepayment price will be equal to the remaining principal amount of $132.2 for our 4.20% Notes and $106.2 for our 5.75% Notes, plus a make-whole premium of approximately $13 for both series of notes and accrued interest of approximately $4 for both series of notes. In connection with the prepayment of our 4.20% Notes and 5.75% Notes, we expect to incur a loss on extinguishment of debt of approximately $3 in the fourth quarter of 2016 consisting of the $13 make-whole premium, the write-off of less than $1 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid and approximately $1 of a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes, partially offset by a deferred gain of approximately $11 associated with the January 2013 interest-rate swap agreement termination (see Note 15, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein).
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
Senior Secured Notes
In August 2016, AIO issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $500.0 in aggregate principal amount of 7.875% Senior Secured Notes, which will mature on August 15, 2022 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semi-annually on February 15 and August 15 of each year.
All obligations of AIO under the Senior Secured Notes are unconditionally guaranteed by each current and future wholly-owned domestic restricted subsidiary of the Company that is a guarantor under the 2015 facility and fully guaranteed on an unsecured basis by the Company. The obligations of AIO and the subsidiary guarantors are secured by first priority liens on and security interest in substantially all of the assets of AIO and the subsidiary guarantors, in each case, subject to certain exceptions.
The indenture governing our Senior Secured Notes contains certain customary covenants and restrictions as well as customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our Senior Secured Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, in the event Avon undergoes a change of control.
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
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Negative Outlook with Ba3 for corporate family debt, B1 for senior unsecured debt, and Ba1 for the Senior Secured Notes; S&P ratings of Stable Outlook with B for corporate family debt and BB-

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

for the Senior Secured Notes; and Fitch rating of Negative Outlook with B+, each of which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Russia, or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," "Risk Factors - Our credit ratings were downgraded in 2014, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity, and our working capital," and "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" contained in our 2015 Form 10-K.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of September 30, 2016, we do not have any interest-rate swap agreements. Approximately 5% and 2% of our debt portfolio at September 30, 2016 and December 31, 2015, respectively, was exposed to floating interest rates.
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
Additional information identifying such factors is contained in Item 1A of our 2015 Form 10-K for the year ended December 31, 2015, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, this Quarterly Report on Form 10-Q, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2015 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
ITEM 1A. RISK FACTORS
Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our 2015 Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. Except for the risk factor set forth below and previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, there has been no material change in our risk factors from those previously discussed in our 2015 Form 10-K.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended September 30, 2016.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/16	79,883	(1)	$4.03	*	*
8/1 - 8/31/16	251,772	(1)	5.09	*	*
9/1 - 9/30/16	19,881	(1)	4.15	*	*
Total	351,536		$4.80	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)
All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and performance restricted stock units.

Some of these share repurchases may reflect a delay from the actual transaction date.
ITEM 5. OTHER INFORMATION
(b) Shareholders wishing to recommend persons for consideration by our Nominating and Corporate Governance Committee as nominees for election to the Board of Directors can do so by writing to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Avon Products, Inc., 601 Midland Avenue, Rye, NY 10580. This new address updates our previous instructions which were included in our most recent proxy statement. Shareholders submitting proposals pursuant to Rule 14A-8 under the Securities Exchange Act of 1934 should also use this address for submission of those proposals.
ITEM 6. EXHIBITS
See Exhibit Index.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	November 3, 2016	/s/ Robert Loughran
Robert Loughran
Group Vice President and
Chief Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation of Avon Products, Inc., as amended with the Secretary of State of the State of New York on October 12, 2016 (incorporated by reference to Exhibit 3.1 to Avon's Current Report on Form 8-K filed on October 13, 2016).

3.2	By-Laws of Avon Products, Inc., effective October 6, 2016 (incorporated by reference to Exhibit 3.2 to Avon's Current Report on Form 8-K filed on October 13, 2016).

4.1
Indenture, dated August 15, 2016, among Avon International Operations, Inc., the guarantors party thereto and Deustche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on August 16, 2016).

10.1
Second Amendment to Credit Agreement and General Security Agreement and First Amendment to API Limited Recourse Guaranty, dated August 1, 2016 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on August 2, 2016).

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