Form 10-K
period 2016-12-31
AVON PRODUCTS INC
filed 2017-02-22
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 1-4881
_________________________
AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	13-0544597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Building 6, Chiswick Park, London W4 5HR
(Address of principal executive offices)
+44-1604-232425
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2016 (the last business day of our most recently completed second quarter) was 1.7 billion.
The number of shares of Common Stock (par value $.25) outstanding at January 31, 2017, was 437,991,751
 _________________________
Documents Incorporated by Reference
Part III - Portions of the registrant’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our transformation plan, stabilization strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of our Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

•	our ability to achieve the anticipated benefits of our strategic partnership with Cerberus Capital Management, L.P. ("Cerberus");

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

•
our ability to reverse declining revenue, to improve margins and net income, or to achieve profitable growth, particularly in our largest markets, such as Brazil, and developing and emerging markets, such as Mexico and Russia;

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

•
developments in or consequences of any investigations and compliance reviews, and any litigation related thereto, including the investigations and compliance reviews of Foreign Corrupt Practices Act and related United States ("U.S.") and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation, including the retention of a compliance monitor as required by the deferred prosecution agreement with the U.S. Department of Justice and a consent to settlement with the Securities and Exchange Commission ("SEC"), any changes in Company policy or procedure suggested by the compliance monitor or undertaken by the Company, the duration of the compliance monitor and whether and when the Company will be permitted to undertake self-reporting, the Company’s compliance with the deferred prosecution agreement and whether and when the charges against the Company are dismissed with prejudice;

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
Additional information identifying such factors is contained in Item 1A of our 2016 Form 10-K for the year ended December 31, 2016, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

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
Our business is conducted primarily in one channel, direct selling. Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. Financial information relating to our reportable segments is included in "Segment Review" within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A," on pages 26 through 57 of this 2016 Annual Report on Form 10-K, which we refer to in this report as our "2016 Annual Report," and in Note 13, Segment Information, to the Consolidated Financial Statements on pages F-41 through F-43 of our 2016 Annual Report. We refer to each of the Notes to the Consolidated Financial Statements in this 2016 Annual Report as a "Note." Information about geographic areas is included in Note 13, Segment Information on pages F-41 through F-43 of our 2016 Annual Report. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S.").
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management L.P. ("Cerberus"), which included a $435 investment in Avon by an affiliate of Cerberus through the purchase of our convertible preferred stock and the separation of the North America business (including approximately $100 of cash, subject to certain adjustments) from Avon into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by an affiliate of Cerberus. These transactions closed in March 2016 and Avon retained approximately 20% ownership in New Avon. Refer to Note 3, Discontinued Operations and Divestitures, on pages F-16 through F-18 of our 2016 Annual Report, for additional information regarding the investment by an affiliate of Cerberus and the separation of the North America business.
Distribution
During 2016, we had sales operations in 57 countries and territories, and distributed our products in 18 other countries and territories. In March 2016, we separated from our North America business, which had consisted of the Company's operations in the U.S., Canada and Puerto Rico; this business has been presented as discontinued operations for all periods presented.
Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2016, we had approximately 6 million active Representatives which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets, for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales.
A Representative contacts their customers directly, selling primarily through our brochure, which highlights new products and special promotions for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is typically generated every three to four weeks. Generally, the Representative forwards an order for a campaign to us using the Internet, mail, telephone, or fax. This order is processed and the products are assembled at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for her or his own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.
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
In some markets, we use decentralized branches, satellite stores and independent retail operations (e.g., beauty boutiques) to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility for us with consumers and help reinforce our beauty image. In certain markets, we provide opportunities to license our beauty centers and other retail-oriented and direct-to-consumer opportunities to reach new customers in complementary ways to direct selling. In the United Kingdom and certain other markets, we also utilize e-commerce and market our products through consumer websites.
The recruiting or appointing and training of Representatives are the primary responsibilities of district sales managers, zone managers and independent leaders. Depending on the market and the responsibilities of the role, some of these individuals are our employees and some are independent contractors. Those who are employees are paid a salary and an incentive based primarily on the achievement of a sales objective in their district. Those who are independent contractors are rewarded primarily based on total sales achieved in their zones or downline team of recruited, trained and managed Representatives. Personal contacts, including recommendations from current Representatives (including the sales Leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The sales Leadership program is a multi-level compensation program which gives Representatives, known as independent leaders, the opportunity to earn discounts on their own sales of our products, as well as commissions based on the net sales made by Representatives they have recruited and trained. This program generally limits the number of levels on which commissions can be earned to three. The primary responsibilities of independent leaders are the prospecting, appointing, training and development of their downline Representatives while maintaining a certain level of their own sales. Development of the sales Leadership program throughout the world is one part of our long-term growth strategy. As described above, the Representative is the "store" through which we primarily sell our products and, given the high rate of turnover among Representatives, which is a common characteristic of direct selling, it is critical that we recruit, retain and service Representatives on a continuing basis in order to maintain and grow our business.
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
International Operations
During 2016, our international operations, outside of the U.S., were conducted primarily through subsidiaries in 57 countries and territories. Outside of the U.S., our products were also distributed in 17 other countries and territories. In March 2016, we separated from our North America business, which had consisted of the Company's operations in the U.S., Canada and Puerto Rico; this business has been presented as discontinued operations for all periods presented. As a result, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S. During 2016, approximately 38% of our consolidated revenue was derived from South Latin America, approximately 37% was derived from Europe, Middle East & Africa, approximately 15% was derived from North Latin America and approximately 10% was derived from Asia Pacific. Further, approximately 21% of our consolidated revenue during 2016 was derived from Brazil, which is our largest market and is included within the South Latin America reportable segment.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse foreign currency fluctuations, foreign currency remittance restrictions, the ability to procure products and unfavorable social, economic and political conditions.
See the sections "Risk Factors - Our ability to conduct business in our international markets may be affected by political, legal, tax and regulatory risks" and "Risk Factors - We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" in Item 1A on pages 7 through 20 of our 2016 Annual Report for more information.
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
See Item 2, Properties, on page 20 of our 2016 Annual Report for additional information regarding the location of our principal manufacturing facilities.

Product Categories
Both of our product categories individually account for 10% or more of consolidated net sales in 2016. The following is the percentage of net sales by product category for the years ended December 31:

	2016	2015	2014
Beauty	74%	74%	75%
Fashion & Home	26%	26%	25%
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
Our global R&D facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have R&D facilities located in Argentina, Brazil, China, Mexico, the Philippines, Poland, South Africa and the United Kingdom.
In 2016, our most significant product launches included: Anew Ultimate Supreme Advanced Performance Crème, Anew Vitale Visible Perfection Blurring Treatment, Big & Multiplied Volume Mascara, Avon True Perfectly Matte Lipstick, Avon Life for Him and for Her Fragrances, Far Away Infinity Fragrance and Avon Nutra Effects body collection with Active Seed Complex.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $52.1 in 2016, $61.9 in 2015 and $64.7 in 2014. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters
Compliance with environmental laws and regulations impacting our global operations has not had, and currently is not anticipated to have, a material adverse effect on our financial position, capital expenditures or competitive position.
Employees
At December 31, 2016, we employed approximately 26,400 employees. Of these, approximately 600 were employed in the U.S. and approximately 25,800 were employed in other countries.
Transformation Plan
In January 2016, we announced a transformation plan (the "Transformation Plan"), which includes investing in growth, reducing costs in an effort to continue to improve our cost structure and improving our financial resilience. See "Results Of Operations - Consolidated" within MD&A on pages 35 through 47 for more information on these items.

Acquisitions and Dispositions
In December 2015, we entered into definitive agreements with affiliates of Cerberus, which included the separation of the North America business from Avon into New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus. Avon retained approximately 20% ownership in this new privately-held company. These transactions closed in March 2016. In July 2015, we completed the sale of Liz Earle. Refer to Note 3, Discontinued Operations and Divestitures, on pages F-16 through F-18 of our 2016 Annual Report, for additional information regarding the sales of the North America business and Liz Earle.
Website Access to Reports
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2016, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Conduct. Copies of these SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Avon Products, Inc., 601 Midland Avenue, Rye, N.Y. 10580, by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings, including reports, proxy and information statements, and other information regarding the Company are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.
ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2016 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
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

•	reverse declines in our market share and strengthen our brand image;

•	implement appropriate pricing strategies and product mix that are more aligned with the preferences of local markets and achieve anticipated benefits from these strategies;

•	reduce costs and effectively manage our cost structure, particularly selling, general and administrative ("SG&A") expenses;

•	improve our business in the markets where we operate, including through improving field health;

•	execute investments in information technology ("IT") infrastructure and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•
implement and continue to innovate our Internet platform, technology strategies and customer service initiatives, including our ability to offer a more compelling social selling experience and the roll-out of e-commerce in certain markets;

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
There can be no assurance that we will be able to reverse declining revenue, to improve margins and net income or to achieve profitable growth.
There can be no assurance that we will be able to reverse declining revenue, to improve margins and net income, or to achieve profitable growth in the future, particularly in our largest markets, such as Brazil and in developing and emerging markets, such as Mexico and Russia. Our revenue in 2016 was $5,717.7 million, compared with $6,160.5 million in 2015 and $7,648.0 million in 2014. Reversing declining revenue, improving margins and net income and achieving profitable growth will depend on our ability to improve financial and operational performance and execution of our global business strategy, and there can be no assurance that we will be able to achieve these goals.
To reverse declining revenue, to improve margins and net income and to achieve profitable growth, we also need to successfully implement certain initiatives, including our Transformation Plan, and there can no assurance that we will be able to do so. Our achievement of profitable growth is also subject to the strengths and weaknesses of our individual international markets, which are or may be impacted by global economic conditions. We cannot assure that our broad-based geographic portfolio will be able to withstand an economic downturn, recession, cost or wage inflation, commodity cost pressures, economic or political instability (including fluctuations in foreign exchange rates), competitive pressures or other market pressures in one or more particular regions.
Failure to reverse declining revenue, to improve margins and net income and to achieve profitable growth could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Our business is conducted primarily in one channel, direct selling.
Our business is conducted primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2016, we had approximately 6 million active Representatives. There is a high rate of turnover among Representatives, which is a common characteristic of the direct selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis. Among other things, we need to create attractive Representative earning opportunities and transform the value chain, restore field health and sales force effectiveness, successfully implement other initiatives in the direct-selling channel, successfully execute our digital strategy, including e-commerce, improve our brochure and product offerings and improve our marketing and advertising. There can be no assurance that we will be able to achieve these objectives. Additionally, consumer purchasing habits, including reducing purchases of beauty and related products generally, or reducing purchases from Representatives through direct selling by buying beauty and related products in other channels such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Additionally, if we lose market share in the direct-selling channel, our business, prospects, financial condition, liquidity, results of operations and cash flows may be adversely affected. Furthermore, if any government such as Brazil, bans or severely restricts our business methods or operational/commercial model of direct selling, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions.
We operate globally, through operations in various locations around the world, and derive all of our consolidated revenue from operations outside of the United States ("U.S.").
One risk associated with our international operations is that the functional currency for most of our international operations is their local currency. The primary foreign currencies for which we have significant exposures include the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South African rand, Turkish lira and Ukrainian hryvnia. As the U.S. dollar strengthens relative to our foreign currencies, our revenues and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by country mix if our higher margin markets, such as Russia, experience significant devaluation. In addition, our costs are more weighted to U.S. dollars while our sales are denominated in local currencies. Although we typically work to mitigate this negative foreign currency transaction impact through price increases and further actions to reduce costs, and by shifting costs to markets in which we generate revenue, we may not be able to fully offset the impact, if at all. For example, in 2016, our revenues declined 7% compared with 2015 due to unfavorable foreign exchange, and grew 2% on a Constant $ basis (as defined in "Non-GAAP Financial Measures" within MD&A on pages 28 through 30). Our success depends, in part, on our ability to manage these various foreign currency impacts and there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.
Another risk associated with our international operations is the possibility that a foreign government may impose foreign currency remittance restrictions. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash. If this should occur, or if the exchange rates devalue, it may have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.
Inflation is another risk associated with our international operations. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. High rates of inflation or the related devaluation of foreign currency may have a material adverse effect on our business, assets, financial condition, liquidity and results of operations or cash flows. There can be no assurance that countries in which we operate, such as Argentina, will not become highly inflationary and that our revenue, operating profit and net income will not be adversely impacted as a result.

We are subject to a deferred prosecution agreement with the U.S. Department of Justice (the "DOJ") and a consent to settlement with the U.S. Securities and Exchange Commission (the "SEC") pursuant to which we engaged, at our own expense, an independent compliance monitor. With the approval of the DOJ and the SEC, the monitor can be replaced by the Company, if the Company agrees to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period is scheduled to expire in July 2018. We have been incurring costs in connection with these obligations, and compliance with these obligations could divert members of management’s time from the operation of our business. Ongoing costs and burdens could be significant.
In December 2014, the U.S. District Court for the Southern District of New York (the "USDC") approved a deferred prosecution agreement between the Company and the DOJ (the "DPA") and in January 2015, the USDC approved a consent to settlement with the SEC (the "Consent") in connection with the previously disclosed Foreign Corrupt Practices Act (the "FCPA") investigations.
Under the DPA and the Consent, among other things, the Company agreed to have a compliance monitor (the "monitor"). During July 2015, the Company engaged a monitor, who had been approved by the DOJ and SEC. With the approval of the DOJ and the SEC, the monitor can be replaced by the Company, if the Company agrees to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period is scheduled to expire in July 2018. There can be no assurance as to whether or when the DOJ and the SEC will approve replacing the monitor with the Company’s self-reporting.
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
The third-party costs incurred in connection with ongoing compliance with the DPA and the Consent, including the monitorship, have not been material to date and we do not anticipate material costs going forward. We currently cannot estimate the costs that we are likely to incur in connection with self-reporting, if applicable, and any additional costs of implementing the changes, if any, to our policies and procedures required by the monitor.
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
In addition, sudden disruptions in business conditions and consumer spending may result from acts of terror, natural disasters, adverse weather conditions, and pandemic situations or large scale power outages, none of which are under our control.
Our credit ratings were downgraded in each of the last three years, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity.
Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. Our credit ratings were downgraded in 2016 after previous downgrades in 2015 and 2014. Our long-term credit ratings are: Moody’s ratings of Negative Outlook with Ba3 for corporate family debt, B1 for senior unsecured debt, and Ba1 for the Senior Secured Notes; S&P ratings of Positive Outlook with B for corporate family debt and senior unsecured debt and BB- for the Senior Secured Notes; and Fitch rating of Negative Outlook with B+, each of which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements. A further change in outlook or downgrade of our credit ratings may increase some of these risks and limit our access to such short-term financing in the future on favorable terms, if at all. See Note 6, Debt and Other Financing, on pages F-19 through F-22 of our 2016 Annual Report for details about the terms of our existing debt and other financing arrangements.
Our ability to conduct business in our international markets may be affected by political, legal, tax and regulatory risks.
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

•	the possibility that a government authority might challenge the status of our Representatives as independent contractors or impose employment or social taxes on our Representatives; and

•	those associated with data privacy regulation and the international transfer of personal data.
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
Another example is privacy and data protection laws which are subject to frequently changing rules and regulations, and which may vary among the various jurisdictions where we operate. We collect, use and store personal data of our employees, Representatives, customers and other third parties in the ordinary course of business. We are required to comply with increasingly complex and changing data privacy regulations in the United States, the European Union ("EU") and other jurisdictions that regulate the collection, use and transfer of personal data, including particularly the transfer of personal data between or among countries. For instance, in 2015, the Court of Justice of the EU invalidated the Safe Harbor framework for the transfer of personal data from the EU to the U.S. In 2016, the EU and the U.S. reached an agreement on a new data transfer framework with more robust protections for personal data, called the EU-U.S. Privacy Shield. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could subject us to fines, penalties or orders to cease, delay or modify collection, use or transfers of personal data. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market or adversely affect our business.
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
We face intense competition from competing products in each of our lines of business in the markets we operate. We compete against products sold to consumers in a number of distribution methods, including direct selling, through the Internet, and through mass market retail and prestige retail channels. We also face increasing direct-selling and retail competition in our developing and emerging markets, particularly Brazil.
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
Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train, develop and retain other highly qualified personnel. Competition for these employees can be intense and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. For example, there have been many changes to the Company's senior management, including a new chief financial officer in 2015 and 2017. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations. This risk may be exacerbated by the uncertainties associated with the implementation of our transformation plan and any other stabilization strategies and restructuring and cost-savings initiatives we undertake from time to time.
A failure, disruption, cyberattack or other breach in the security of an IT system or infrastructure that we utilize could adversely affect our business and reputation and increase our costs.
We employ IT systems to support our business, including systems to support financial reporting, web-based tools, an enterprise resource planning ("ERP") system, and internal communication and data transfer networks. We also employ IT systems to support Representatives in many of our markets, including electronic order collection, invoicing systems, shipping and box packing, social media tools, mobile applications and on-line training. We have e-commerce and Internet sites, including business-to-business websites to support Representatives. We use third-party service providers in many instances to provide or support these IT systems. Over the last several years, we have undertaken initiatives to increase our reliance on IT systems which has resulted in the outsourcing of certain services and functions, such as global human resources IT systems, call center support, Representative support services and other IT processes. For example, we currently outsource four areas of the Company's IT infrastructure. Our IT systems and infrastructure, as well as the systems, infrastructure and services of those of third parties, are integral to our performance.
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
Third-party suppliers provide, among other things, the raw materials used to manufacture our Beauty products, and the loss of these suppliers, a supplier's inability to supply a raw material or a finished product or a disruption or interruption in the supply chain may adversely affect our business.
We manufacture and package the majority of our Beauty products. Raw materials used in these products consist chiefly of essential oils, chemicals, containers and packaging components. Almost all of the raw materials used by the Company in manufacturing our Beauty Products are purchased from various third-party suppliers, some of which are single-source suppliers. All of our Fashion & Home products are purchased from various suppliers. Additionally, our suppliers produce the brochures that are used by Representatives to sell Avon products. The loss of these suppliers, the inability of these suppliers to supply or our inability to procure a raw material or a finished product or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our Beauty products, the purchasing of our Fashion & Home products or the production of our brochures. This risk may be exacerbated by our globally-coordinated purchasing strategy, which leverages volumes. Regulatory action, such as restrictions on importation, may also disrupt or interrupt our supply chain. Furthermore, increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, if our suppliers fail to use ethical business practices and comply with applicable laws and regulations, such as any child labor laws, our reputation could be harmed due to negative publicity.
Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions.
As of December 31, 2016, we had approximately $1.9 billion of indebtedness outstanding. We may also incur additional long-term indebtedness and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, including our revolving credit facility and our Senior Secured Notes (each, as described below), which would increase our total indebtedness. We may be unable to generate sufficient cash flow from operations and future borrowings and other financing may be unavailable in an amount sufficient to enable us to fund our current and future financial obligations or our other liquidity needs, which would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Our indebtedness could have material negative consequences on our business, prospects, financial condition, liquidity, results of operations and cash flows, including the following:

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

•
the possibility that we are put at a competitive disadvantage relative to competitors with less debt or debt with more favorable terms than us, and competitors that may be in a more favorable position to access additional capital resources and withstand economic downturns;

•	limitations on our ability to execute business development activities to support our strategies or ability to execute restructuring as necessary; and

•	limitations on our ability to invest in recruiting, retaining and servicing our Representatives.
Our revolving credit facility and our Senior Secured Notes are secured by first priority liens on and security interests in substantially all of the assets of Avon International Operations, Inc. (“AIO,” a wholly-owned domestic subsidiary) and the subsidiary guarantors and by certain assets of the Company, in each case, subject to certain exceptions and permitted liens. Both the revolving credit facility and Senior Secured Notes contain customary covenants, including, among other things, limits on the ability of the Company, AIO or any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or, with respect to certain entities, merge, consolidate or dispose of all or substantially all of its assets. The revolving credit facility also contains a minimum interest coverage ratio and a maximum total leverage ratio. If we are unable to comply with these ratios as a result of a continued decline in our business results, which includes the impact of any adverse foreign exchange movements, significant restructuring charges and significant legal or regulatory settlements, we would be limited in our ability to borrow under our revolving credit facility which could, as a result, restrict our operational flexibility. In addition, we could have difficulty obtaining necessary waivers from compliance with, or necessary amendments to, the covenants contained in our revolving credit facility and Senior Secured Notes, and we could have difficulty addressing the impact any non-compliance with these covenants may have on our ability to secure financing with favorable terms.
Our ability to utilize our foreign tax and other U.S. credits to offset our future taxable income may be limited under Sections 382 and 383 of the Internal Revenue Code.
As of December 31, 2016, we had approximately $874 million of foreign tax and other credits available to offset future income for U.S. federal tax liability purposes. Our ability to utilize such credits to offset future income could be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by 5% shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If the 50 percentage points are exceeded, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred credits that may be used to offset taxable income in future years. A number of complex rules apply in calculating this limitation, and any such limitation would depend in part on the market value of the Company at the time of the ownership change and prevailing interest rates at the time of calculation. As a result, the magnitude of any potential limitation on the use of our deferred tax assets and the effect of such limitation on the Company if an ownership change were to occur is difficult to assess. However, if all or a portion of our deferred tax assets were to become subject to this limitation, our tax liability could increase significantly and our future results of operations and cash flows could be adversely impacted.
We currently believe an ownership change has not occurred. However, in recent periods, we have experienced fluctuations in the market price of our stock and changes in ownership by our 5% shareholders. In addition, the issuance and sale of perpetual convertible preferred stock to Cerberus Investor (as defined below) resulted in an increase in our cumulative ownership change by our 5% shareholders.
Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
Our funding policy for pension plans is to meet the minimum required contributions under applicable law and accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, including equity and debt securities and derivative instruments, or in a change of the expected rate of return on plan assets. Also, while our U.S. defined benefit pension plan has been closed to employees hired on or after January 1, 2015, significant changes in the number and demographics of participants in our pension plans generally may result in changes to our funding obligations. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected rate of return on plan assets can result in significant changes in the net periodic pension cost. Please see "Critical Accounting Estimates - Pension and Postretirement Expense" within MD&A on pages 31 through 32 and Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2016 Annual Report, for additional information regarding the impact of these factors on our pension plan obligations.

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
For divestitures, success is also dependent on effectively and efficiently separating the divested unit or business from the Company and reducing or eliminating associated overhead costs. In cases where a divestiture is not successfully implemented or completed, the Company's business, prospects, financial condition, liquidity, results of operations and cash flows could be adversely affected. Please see "Risks Related to the Separation of North America and the Preferred Stock Investment in the Company" below for additional information regarding the risks associated with the separation of North America.
The loss of, or a disruption in, our manufacturing and distribution operations could adversely affect our business.
Our principal properties consist of worldwide manufacturing facilities for the production of Beauty products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Additionally, we use third-party manufacturers to manufacture certain of our products. Therefore, as a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems (such as our ERP system), loss or impairment of key manufacturing or distribution sites, product quality control issues, safety concerns, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints, particularly if we are unable to successfully increase our resiliency to potential operational disruptions or enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or those of our third-party manufacturers, could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
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
The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We own the material patents and trademarks used in connection with the marketing and distribution of our major products where such products are principally sold. Although most of our material intellectual property is registered in certain countries in which we operate, there can be no assurance with respect to the rights associated with such intellectual property in those countries. In addition, the laws of certain foreign countries, including many emerging markets, may not completely protect our intellectual property rights. The costs required to protect our patents and trademarks, especially in emerging markets, may be substantial. Please see "The licensing of our North America intellectual property rights, including trademarks that are fundamental to our brand, in connection with the Separation could adversely impact our reputation, our business generally, and our ability to enforce intellectual property rights used in both North America and international jurisdictions" below for additional information regarding the risks on our intellectual property rights associated with the separation of North America.
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
On June 23, 2016, the United Kingdom ("UK") held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s future relationship with the EU The Brexit vote may result in regulatory uncertainty throughout the region and could adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the UK, the Eurozone, or the EU. Given that we conduct a substantial portion of our business in the EU and the UK, and our corporate headquarters has been relocated to the UK, any of these developments could have a material adverse effect on our business, financial position, liquidity and results of operations or cash flows.
The uncertainty concerning the timing and terms of the exit could also have a negative impact on the growth of the UK and/or EU economies and cause greater volatility in the pound sterling, euro and/or other currencies. Changes in foreign currency exchange rates may reduce the reported value of our revenues.
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
Risks Related to the Separation of North America and the Preferred Stock Investment in the Company
We may be exposed to claims and liabilities as a result of the separation of our North America business.
On March 1, 2016, Cleveland Apple Investor L.P. (“Cerberus Investor”) (an affiliate of Cerberus Capital Management L.P. ("Cerberus") contributed $170 million of cash into New Avon LLC (“New Avon”) in exchange for 80.1% of its membership interests, and we contributed (i) assets primarily related to our North America business (including approximately $100 million of cash, subject to certain adjustments), (ii) certain assumed liabilities (primarily pension and postretirement liabilities) of our North America business and (iii) the employees of our North America business into New Avon in exchange for a 19.9% ownership interest of New Avon (collectively, the "Separation"). In connection with the Separation, we entered into a Separation Agreement and various other agreements with New Avon to govern the separation and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us. The indemnity rights we have against New Avon under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to New Avon may be significant and these risks could negatively affect our financial condition.
We or New Avon may fail to perform under the post-closing arrangements executed as part of the Separation.
In connection with the Separation, we and New Avon entered into several agreements, including among others a Transition Services Agreement, an Intellectual Property License Agreement, a Research and Development Agreement and a Manufacturing and Supply Agreement. The Transition Services Agreement provides that we will perform certain services, including related to treasury and financial shared services, technology and global packaging, for the benefit of New Avon for initial service periods of up to 24 months. The Intellectual Property License Agreements provides New Avon with rights to use certain intellectual property rights that we used in the conduct of the North America business prior to the Separation. The Research and Development Agreement provides that we will perform certain beauty product development services for New Avon for an initial term through December 31, 2017. The Manufacturing and Supply Agreement provides that we and New Avon will manufacture and supply certain products to each other for an initial term through December 31, 2018. These agreements establish a bilateral relationship between New Avon and us. We will rely on New Avon to satisfy its performance and payment obligations under these agreements. If New Avon is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.
The licensing of our North America intellectual property rights, including trademarks that are fundamental to our brand, in connection with the Separation could adversely impact our reputation, our business generally, and our ability to enforce intellectual property rights used in both North America and international jurisdictions.
In connection with the Separation, we granted New Avon a perpetual, irrevocable, royalty-free license, with the ability to sublicense, to certain intellectual property rights that we used in the conduct of our North America business prior to the Separation. The Intellectual Property License Agreement includes quality control provisions obligating New Avon and its sublicensees to remain in compliance with applicable law or, for certain of our brands, quality standards that we have provided to New Avon, when marketing products under certain trademarks we have licensed to New Avon. However, there is a risk that failure by New Avon or its sublicensees to comply with such quality control provisions or other conduct by New Avon or its sublicensees associated with the trademarks licensed to New Avon, could adversely affect our reputation and our business globally. We have also granted New Avon enforcement rights to intellectual property licensed to New Avon in certain circumstances, which could adversely affect our position and options globally relating to enforcement of our intellectual property.
The issuance of 435,000 shares of our Series C Preferred Stock to Cerberus Investor dilutes the ownership of holders of our common stock and may adversely affect the market price of our common stock.
On March 1, 2016, we issued and sold to Cerberus Investor 435,000 shares of newly issued Series C Preferred Stock for an aggregate purchase price of $435 million pursuant to an Investment Agreement between us and Cerberus Investor. Conversion of the Series C Preferred Stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series C Preferred Stock could adversely affect the market price of our common stock. We have granted Cerberus Investor registration rights in respect of the shares of Series C Preferred Stock and shares of common stock issued upon conversion of the Series C Preferred Stock, which would facilitate the resale of such securities into the public market. Sales by Cerberus Investor of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
The Series C Preferred Stock issued to Cerberus Investor has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our common stock. Such preferential rights could adversely affect our liquidity, cash flows and financial condition, and may result in the interests of Cerberus Investor differing from those of our common shareholders.
The Series C Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of our affairs. The Series C Preferred Stock has a liquidation preference of $1,000 per share, representing an aggregate liquidation preference of $435 million upon issuance. Holders of Series C Preferred Stock are entitled to participate on an as-converted basis in any dividends paid to the holders of shares of our common stock. In addition, cumulative preferred dividends accrue daily on the Series C Preferred Stock and are payable at the rate of 1.25% per quarter (net of any dividends on our common stock and subject to a maximum rate of 5.00% per quarter if we breach certain obligations). Except to the extent not otherwise previously paid by us, preferred dividends are payable on the seventh anniversary of the issuance date of the Series C Preferred Stock as and when declared by the Board of Directors and at the end of each quarter thereafter. Accrued and unpaid preferred dividends may be paid, at our option, (i) in cash, (ii) subject to certain conditions, in shares of our common stock or (iii) upon conversion of shares of Series C Preferred Stock, in shares of our non-voting, non-convertible Series D Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”). Any such shares of Series D Preferred Stock issued would have similar preferential rights.
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
Our obligations to pay dividends to the holders of Series C Preferred Stock, and to repurchase the outstanding shares of Series C Preferred Stock under certain circumstances, could impact our liquidity and reduce the amount of cash flows. Our obligations to the holders of Series C Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights of holders of our Series C Preferred Stock could also result in divergent interests between Cerberus Investor and those of our common shareholders.
Cerberus Investor is able to exercise significant influence over us, including through its ability to elect up to three members of our Board of Directors, including the Chairman.
Holders of Series C Preferred Stock are entitled to vote generally with holders of our common stock on an as-converted basis (subject to an agreement to vote in favor of the slate of directors nominated by the Board of Directors, so long as the 25% Ownership Requirement (as defined below) is met and subject to certain exceptions). Therefore, the Series C Preferred Stock issued to Cerberus Investor effectively reduces the relative voting power of the holders of our common stock. The shares of Series C Preferred Stock owned by Cerberus Investor represents approximately 16.6% of the voting rights of our common stock on an as-converted basis. As a result, Cerberus Investor has the ability to significantly influence the outcome of any matter submitted for the vote of our shareholders. In addition, provided Cerberus Investor maintains certain levels of beneficial ownership of Series C Preferred Stock and/or common stock, Cerberus Investor has consent rights over certain actions taken by us, including increasing the size of the Board of Directors, reinstating our quarterly common stock dividend and incurring indebtedness in excess of certain thresholds.

In addition, Cerberus Investor has certain rights to designate directors to serve on our Board of Directors (one of whom will act as the Chairman so long as the 50% Ownership Requirement (as defined below) is met). Cerberus Investor will continue to be entitled to elect: (i) three directors to the Board of Directors, so long as Cerberus Investor continues to beneficially own shares of Series C Preferred Stock and/or shares of common stock that represent, on an as-converted basis, at least 75% of Cerberus Investor’s initial shares of Series C Preferred Stock on an as-converted basis, (ii) two directors to the Board of Directors, so long as Cerberus Investor continues to beneficially own shares of Series C Preferred Stock and/or common stock that represent, on an as-converted basis, at least 50% but less than 75% of Cerberus Investor’s initial shares of Series C Preferred Stock on an as-converted basis (the “50% Ownership Requirement”) and (iii) one director to the Board of Directors, so long as Cerberus Investor continues to beneficially own shares of Series C Preferred Stock and/or common stock that represent, on an as-converted basis, at least 25% but less than 50% of Cerberus Investor’s initial shares of Series C Preferred Stock on an as-converted basis (the “25% Ownership Requirement”). Until Cerberus Investor no longer meets the 25% Ownership Requirement, subject to certain exceptions and to satisfaction by such director designees of independence and other customary qualifications, Cerberus Investor has the right to have one of its director designees serve on each committee of the Board of Directors. Notwithstanding the fact that all directors are subject to fiduciary duties and applicable law, the interests of the directors appointed by Cerberus Investor may differ from the interests of holders of our common stock as a whole or of our other directors.
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
We own property in Rye, NY that is used for an executive and administrative office, as well as for Global IT. In October 2016, an office space at Chiswick Park in London, UK was leased, and beginning in January 2017, is used for our principal executive office and an administrative office. Our previous principal executive office location at 777 Third Avenue, New York, NY has been vacated, with certain floors currently being subleased and certain floors currently in the process of being subleased. We moved our principal executive office to London to be in closer proximity to many of our commercial markets. In addition, in December 2016, we sold a distribution center in the U.S. which was inactive.
In addition to the facilities noted above, other principal properties measuring 50,000 square feet or more include the following:

•	two manufacturing facilities in Europe, primarily servicing Europe, Middle East & Africa;
•thirteen distribution centers and five administrative offices in Europe, Middle East & Africa;
•two manufacturing facilities, eight distribution centers and one administrative office in South Latin America;

•	one manufacturing facility, two distribution centers and one administrative office in North Latin America; and

•	four manufacturing facilities and six distribution centers in Asia Pacific, of which one manufacturing facility is inactive.
We consider all of these properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.
Of all the properties listed above, 25 are owned and the remaining 20 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.
ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 17, Contingencies, on pages F-50 through F-52 of our 2016 Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock
Our common stock is listed on The New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2016, there were 12,876 holders of record of our common stock. We believe that there are many additional shareholders who are not "shareholders of record" but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2016 and 2015 are listed below. We suspended the dividend on our common stock effective in the first quarter of 2016.

	2016			2015
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$4.81	$2.38	$—	$9.31	$7.28	$.06
Second	5.01	3.53	—	9.15	6.26	.06
Third	5.92	3.73	—	6.64	3.22	.06
Fourth	6.89	5.04	—	4.50	2.50	.06

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Avon Products, Inc., The S&P 500 Index and
2016 Peer Group (2)
The Stock Performance Graph above assumes a $100 investment on December 31, 2011, in Avon’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2011	2012	2013	2014	2015	2016
Avon	100.0	85.8	104.1	57.8	26.2	32.6
S&P 500	100.0	116.0	153.6	174.6	177.0	198.2
Old Peer Group(2)	100.0	108.7	136.3	155.4	149.9	155.8
New Peer Group(3)	100.0	107.9	137.1	153.6	148.7	154.3

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)	The Old Peer Group includes The Clorox Company, Colgate–Palmolive Company, Estée Lauder Companies, Inc., Kimberly Clark Corp., The Procter & Gamble Company and Revlon, Inc.

(3)
The New Peer Group includes The Clorox Company, Colgate–Palmolive Company, Estée Lauder Companies, Inc., Kimberly Clark Corp., The Procter & Gamble Company, Revlon, Inc., Tupperware Brands Corp. and Herbalife Ltd.

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
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the quarterly period ended December 31, 2016:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/16 – 10/31/16	36,680	(1)	$4.33	*	*
11/1/16 – 11/30/16	31,173	(1)	5.59	*	*
12/1/16 – 12/31/16	10,591	(1)	5.62	*	*
Total	78,444		$5.00	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)
All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and performance restricted stock units.

Some of these share repurchases may reflect a brief delay from the actual transaction date.

ITEM 6. SELECTED FINANCIAL DATA
(U.S. dollars in millions, except per share data)
We derived the following selected financial data from our audited Consolidated Financial Statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes contained in our 2016 Annual Report.

	2016	2015	2014	2013	2012
Statement of Operations Data
Total revenue	$5,717.7	$6,160.5	$7,648.0	$8,496.8	$8,810.2
Operating profit(1)	321.9	165.0	434.3	539.8	448.2
(Loss) income from continuing operations, net of tax(1)	(93.4)	(796.5)	(344.5)	67.5	39.8
Diluted (loss) earnings per share from continuing operations	$(.25)	$(1.81)	$(.79)	$.14	$.09
Cash dividends per share	$—	$.24	$.24	$.24	$.75
Balance Sheet Data
Total assets*	$3,418.9	$3,770.4	$5,485.2	$6,478.4	$7,371.2
Debt maturing within one year	18.1	55.2	121.7	171.2	564.3
Long-term debt	1,875.8	2,150.5	2,417.1	2,474.2	2,561.0
Total debt	1,893.9	2,205.7	2,538.8	2,645.4	3,125.3
Total shareholders’ (deficit) equity	(836.2)	(1,056.4)	305.3	1,127.5	1,233.3

*	Total assets at December 31, 2015 and 2014 in the table above exclude the $100.0 receivable from continuing operations that was presented within current assets of discontinued operations.

(1)
A number of items, shown below, impact the comparability of our operating profit and (loss) income from continuing operations, net of tax. See Note 15, Restructuring Initiatives on pages F-44 through F-49 of our 2016 Annual Report, Note 13, Segment Information on pages F-41 through F-43 of our 2016 Annual Report, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report, "Results Of Operations - Consolidated" within MD&A on pages 35 through 47, "Venezuela Discussion" within MD&A on pages 41 through 42, Note 17, Contingencies on pages F-50 through F-52 of our 2016 Annual Report, Note 12, Employee Benefit

Plans on pages F-33 through F-41 of our 2016 Annual Report, Note 18, Goodwill on pages F-52 through F-53 of our 2016 Annual Report, Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report, Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report and Note 8, Income Taxes on pages F-23 through F-26 of our 2016 Annual Report for more information on these items.

	Impact on Operating Profit
	2016	2015	2014	2013	2012
Costs to implement restructuring initiatives	$(77.4)	$(49.1)	$(86.6)	$(53.4)	$(94.2)
Legal settlement(2)	27.2	—	—	—	—
Venezuelan special items(3)	—	(120.2)	(137.1)	(49.6)	—
FCPA accrual(4)	—	—	(46.0)	(89.0)	—
Pension settlement charge(5)	—	(7.3)	(9.5)	—	—
Other items(6)	—	(3.1)	—	—	—
Asset impairment and other charges(7)	—	(6.9)	—	(42.1)	(44.0)
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2016 was impacted by:

•
the deconsolidation of our Venezuelan operations. As a result of the change to the cost method of accounting, in the first quarter of 2016 we recorded a loss of $120.5 in other expense, net. The loss was comprised of $39.2 in net assets of the Venezuelan business and $81.3 in accumulated foreign currency translation adjustments within accumulated other comprehensive income (loss) ("AOCI") associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy;

•
a net gain on extinguishment of debt of $1.1 before and after tax associated with the cash tender offers in August 2016, the debt repurchases in October and December 2016, and the prepayment of the remaining principal amount of the 4.20% Notes (as defined in "Capital Resources" within MD&A on pages 55 through 57) and 5.75% Notes (as defined in "Capital Resources" within MD&A on pages 55 through 57) in November 2016; and

•
the release of a valuation allowance associated with Russia of $7.1 and an income tax benefit of $29.3 recognized as the result of the implementation of foreign tax planning strategies, partially offset by a non-cash income tax charge for valuation allowances for deferred tax assets outside of the U.S. of $8.6.

See "Venezuela Discussion" within MD&A on pages 41 through 42, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report, Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report, and Note 8, Income Taxes on pages F-23 through F-26 of our 2016 Annual Report for more information.
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2015 was impacted by:

•	the gain on sale of Liz Earle of $44.9 before tax ($51.6 after tax);

•
a loss on extinguishment of debt of $5.5 before and after tax caused by the make-whole premium and the write-off of debt issuance costs and discounts, associated with the prepayment of the 2.375% Notes (as defined in "Capital Resources" within MD&A on pages 55 through 57) and a charge of $2.5 before and after tax associated with the write-off of issuance costs related to our previous $1 billion revolving credit facility;

•
an aggregate non-cash income tax charge of $685.1. This was primarily due to additional valuation allowances for U.S. deferred tax assets of $669.7 which were due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. In addition, the non-cash income tax charge was due to valuation allowances for deferred tax assets outside of the U.S. of $15.4, primarily in Russia, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances; and

•	an income tax benefit of $18.7, which was recorded in the fourth quarter of 2015, recognized as a result of the implementation of the initial stages of foreign tax planning strategies.
See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report, Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report, and Note 8, Income Taxes on pages F-23 through F-26 of our 2016 Annual Report for more information.

In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2014 was impacted by:

•
a non-cash income tax charge of $404.9. This was primarily due to a valuation allowance of $383.5 to reduce our deferred tax assets to an amount that is "more likely than not" to be realized, which was recorded in the fourth quarter of 2014; and

•
the $18.5 net tax benefit recorded in the fourth quarter of 2014 related to the finalization of the Foreign Corrupt Practices Act ("FCPA") settlements. See Note 8, Income Taxes on pages F-23 through F-26 of our 2016 Annual Report for more information.

In addition to the items impacting operating profit identified above, income from continuing operations, net of tax during 2013 was impacted by:

•
a loss on extinguishment of debt of $73.0 before tax ($46.2 after tax) caused by the make-whole premium and the write-off of debt issuance costs associated with the prepayment of our private notes, as well as the write-off of debt issuance costs associated with the early repayment of $380 of the outstanding principal amount of a term loan agreement;

•
the loss on extinguishment of debt of $13.0 before tax ($8.2 after tax) caused by the make-whole premium and the write-off of debt issuance costs and discounts, partially offset by a deferred gain associated with the January 2013 interest-rate swap agreement termination, associated with the prepayment of notes due in 2014; and

•	valuation allowances for deferred tax assets of $41.8 related to Venezuela and $9.2 related to China.
In addition to the items impacting operating profit identified above, income from continuing operations, net of tax during 2012 was impacted by:

•
a benefit recorded to other expense, net of $23.8 before tax ($15.7 after tax) due to the release of a provision in the fourth quarter associated with the excess cost of acquiring U.S. dollars in Venezuela at the regulated market rate as compared with the official exchange rate. This provision was released as the Company capitalized the associated intercompany liabilities; and

•
an additional provision for income taxes of $168.3. During the fourth quarter of 2012, we determined that the Company may repatriate offshore cash to meet certain U.S. funding needs. Accordingly, we are no longer asserting that the undistributed earnings of foreign subsidiaries are indefinitely reinvested, and therefore, we recorded this additional provision.

(2)
During 2016, our operating profit and operating margin benefited from the net proceeds of $27.2 before and after tax recognized as a result of settling claims relating to professional services that had been provided to the Company prior to 2013 in connection with a previously disclosed legal matter. See Note 13, Segment Information on pages F-41 through F-43 of our 2016 Annual Report for more information.

(3)
During 2015, 2014 and 2013, our operating profit and operating margin were negatively impacted by devaluations of the Venezuelan currency, combined with being designated as a highly inflationary economy.

In February 2015, the Venezuelan government announced the creation of a new foreign exchange system referred to as the SIMADI exchange ("SIMADI"), which represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other then available exchange rates; as such, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations. The change to the SIMADI rate caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we had used previously. As a result of using the historical United States ("U.S.") dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets were consumed in operations, negatively impacting operating profit and net income by $18.5 during 2015. Also as a result of the change to the SIMADI rate, we determined that an adjustment of $11.4 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015. In addition, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of $90.3 to selling, general and administrative expenses was needed to reflect the write-down of the long-lived assets to estimated fair value of $15.7, which was recorded in the first quarter of 2015. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2015, we recorded an after-tax benefit of $3.4 (a benefit of $4.2 in other expense, net, and a loss of $.8 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of net monetary assets.

In February 2014, the Venezuelan government announced a foreign exchange system which began operating in March 2014, referred to as the SICAD II exchange ("SICAD II"). As SICAD II represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other then available exchange rates, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. The change to the SICAD II rate caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate we used previously. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by $21.4 during 2014. Also as a result, we determined that an adjustment of $115.7 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2014. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2014, we recorded an after-tax loss of $41.8 ($53.7 in other expense, net, and a benefit of $11.9 in income taxes), primarily reflecting the write-down of net monetary assets.
In 2013, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, acquired prior to the devaluation, 2013 operating profit was negatively impacted by $49.6, due to the difference between the historical U.S. dollar cost at the previous official exchange rate of 4.30 and the official exchange rate of 6.30. In addition to the negative impact to operating profit and net income, as a result of the devaluation of Venezuelan currency, during 2013, we recorded an after-tax loss of $50.7 ($34.1 in other expense, net, and $16.6 in income taxes), primarily reflecting the write-down of net monetary assets and deferred tax benefits.
See discussion of our Venezuelan operations in "Venezuela Discussion" within MD&A on pages 41 through 42 and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report for more information.

(4)
During 2014, our operating profit and operating margin were negatively impacted by the additional $46 accrual, and during 2013, our operating profit and operating margin were negatively impacted by the $89 accrual, both recorded for the settlements related to the FCPA investigations. See Note 17, Contingencies on pages F-50 through F-52 of our 2016 Annual Report for more information.

(5)
During 2015, our operating profit and operating margin were negatively impacted by settlement charges associated with the U.S. defined benefit pension plan. As a result of the lump-sum payments made to former employees who were vested and participated in the U.S. defined benefit pension plan, in the third quarter of 2015, we recorded a settlement charge of $23.8 (before and after tax). Because the settlement threshold was exceeded in the third quarter of 2015, a settlement charge of $4.1 (before and after tax) was also recorded in the fourth quarter of 2015, as a result of additional payments from our U.S. defined benefit pension plan. These settlement charges were allocated between Global and Discontinued Operations.

During 2014, our operating profit and operating margin were negatively impacted by settlement charges associated with the U.S. defined benefit pension plan. As a result of the lump-sum payments made to former employees who were vested and participated in the U.S. defined benefit pension plan, in the second quarter of 2014, we recorded a settlement charge of $23.5 (before and after tax). Because the settlement threshold was exceeded in the second quarter of 2014, settlement charges of $5.4 and $7.5 (both before and after tax) were also recorded in the third and fourth quarters of 2014, respectively, as a result of additional payments from our U.S. defined benefit pension plan. These settlement charges were allocated between Global and Discontinued Operations.
See Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2016 Annual Report for a further discussion of the settlement charges.

(6)
During 2015, our operating profit and operating margin were negatively impacted by transaction-related costs of $3.1 before and after tax associated with the planned separation of North America that were included in continuing operations.

(7)
During 2015, our operating profit and operating margin were negatively impacted by a non-cash impairment charge of $6.9 (before and after tax) associated with goodwill of our Egypt business. During 2013 and 2012, our operating profit and operating margin were negatively impacted by non-cash impairment charges of $42.1 and $44.0 (both before and after tax), respectively, associated with goodwill and intangible assets of our China business. See Note 18, Goodwill on pages F-52 through F-53 of our 2016 Annual Report for more information on Egypt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(U.S. dollars in millions, except per share and share data)
You should read the following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries in conjunction with the information contained in the Consolidated Financial Statements and related Notes contained in our 2016 Annual Report. When used in this discussion, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
See "Non-GAAP Financial Measures" on pages 28 through 30 of this MD&A for a description of how constant dollar ("Constant $") growth rates (a Non-GAAP financial measure) are determined and see "Performance Metrics" on page 28 of this MD&A for definitions of our performance metrics (Change in Active Representatives, Change in units sold, Change in Ending Representatives and Change in Average Order).
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel. During 2016, we had sales operations in 57 countries and territories, and distributed products in 18 more. In March 2016, we separated from our North America business, which had consisted of the Company's operations in the U.S., Canada and Puerto Rico; this business has been presented as discontinued operations for all periods presented. As a result, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S. Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare (which includes personal care), fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
As of December 31, 2016, we had approximately 6 million active Representatives which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.
Total revenue in 2016 declined 7% compared to the prior-year period, primarily due to unfavorable foreign exchange, while Constant $ revenue increased 2%. A number of items affected the year-over-year comparison of Constant $ revenue, the most significant being the sale of Liz Earle, which was completed in July 2015, that negatively impacted Constant $ revenue growth by approximately 1 point. The other items affecting the year-over-year comparison netted to an immaterial impact. In addition, our Constant $ revenue benefited from growth in Argentina, South Africa, Russia, Mexico and Brazil. Argentina contributed approximately 1 point to Avon's consolidated Constant $ revenue growth, as this market's results were impacted by the inflationary impact on pricing. The growth in Constant $ revenue was driven by higher average order, partially offset by a 2% decrease in Active Representatives. Average order benefited from the net impact of price and mix which increased 6%, while units sold decreased 4%, primarily due to declines in units sold in Brazil and Mexico, and the impact of the deconsolidation of Venezuela. We have been improving our discipline of pricing with inflation, strategically pricing in certain markets and categories, and launching products at more advantageous price points, while considering the potential impact on unit sales. The decrease in Active Representatives was primarily due to the impact of the deconsolidation of Venezuela and a decline in Asia Pacific, which included the impact caused by a reduction in the number of sales campaigns in the Philippines. These declines in Active Representatives were partially offset by growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention. See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Ending Representatives decreased by 2%. The decrease in Ending Representatives at December 31, 2016 as compared to the prior-year period was primarily due to the impact of the deconsolidation of Venezuela, which had a negative impact of 2 points, and declines in Asia Pacific. These decreases were partially offset by growth in Europe, Middle East & Africa, most significantly South Africa and Russia, as well as growth in South Latin America, most significantly Brazil.
During 2016, foreign currency continued to have a significant impact on our financial results. As the U.S. dollar has strengthened relative to currencies of key Avon markets, our revenue and profits have been reduced when translated into U.S. dollars and our margins have been negatively impacted by country mix, as certain of our markets which have historically had higher operating margins experienced significant devaluation of their local currency. In addition, as our sales and costs are often denominated in different currencies, this has created a negative foreign currency transaction impact. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $165, foreign currency translation, which had an unfavorable impact to operating profit of approximately $60 and Adjusted operating profit of approximately $65, and foreign exchange losses on our working capital (classified within other expense, net), which were lower by approximately $35 before tax and $40 before tax on an Adjusted basis.
Effective March 31, 2016, we deconsolidated our Venezuelan operations. Our operating results for the first quarter of 2016 include the results of our Venezuelan operations; however, we recorded a charge at March 31, 2016 to write-off the balance sheet accounts associated with our Venezuelan operations, and since March 31, 2016, the Venezuelan operating results are no longer included in the Company's consolidated financial statements. As a result of this change in accounting, we recorded a loss of approximately $120 in the first quarter of 2016. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within accumulated other comprehensive loss ("AOCI") associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy. See "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report for further discussion of our Venezuelan operations.
Transformation Plan
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management, L.P. ("Cerberus"), which included a $435 investment in Avon by an affiliate of Cerberus through the purchase of our convertible preferred stock and the separation of the North America business (including approximately $100 of cash, subject to certain adjustments) from Avon into New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus. These transactions closed on March 1, 2016 and Avon retained approximately 20% ownership in New Avon. See Note 3, Discontinued Operations and Divestitures on page F-16 through F-18 of our 2016 Annual Report and Note 16, Series C Convertible Preferred Stock on page F-49 of our 2016 Annual Report for more information.
In January 2016, we announced the transformation plan (the “Transformation Plan”), which includes three pillars: investing in growth, reducing costs in an effort to continue to improve our cost structure and improving our financial resilience. We made good progress in 2016, the first year of our three-year Transformation Plan, exceeding cost targets and significantly strengthening the balance sheet. The Transformation Plan continues through 2018.
Invest in Growth
Over the three years that began in 2016, we expect to invest $350 into the business with an estimated $150 in media and social selling and $200 related to the service model evolution and information technology, primarily capital expenditures, which will be aimed at improving the overall Representative experience. These investments will be funded initially from cash on hand, and the continued investment over the three years from the cost savings improvements, as well as benefits from pricing actions. The launch of an improved service model will depend on the existing stage of the technological development of the systems in the respective market supporting the Representatives. We expect to incrementally invest, over time, in media, shifting our media spend more to digital, with the focus of the spending in our top ten markets. With regards to social selling, we formed a team focused on social selling, and during 2017, we will be piloting in Argentina before a phased implementation to additional markets.
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
We have initiated this Transformation Plan in order to enable us to achieve our long-term goals of a targeted low double-digit operating margin and mid single-digit Constant $ revenue growth. We believe that we are on track to deliver the targeted $350 in savings related to the Transformation Plan over the three-year plan period. For 2016, we accelerated certain cost savings initiatives and came in ahead of the targeted savings of $70 before taxes, as well as savings to cover the stranded costs of approximately $20 before taxes that resulted from the separation of the Company's North America business. During 2016, we realized an estimated savings of $120 before taxes associated with the Transformation Plan, including savings from restructuring actions as well as savings from other cost-savings strategies that did not result in restructuring charges. We expect to realize annualized savings of an estimated $180 before taxes associated with these cost savings initiatives taken during 2016.

In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $106 before taxes associated with the Transformation Plan to-date. In connection with the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized savings of an estimated $95 to $105 before taxes. We have realized an estimated $25 before taxes of savings associated with the restructuring actions in 2016 and are expected to achieve the significant majority of the annualized savings beginning in 2017. For the market closures, the expected annualized savings represented the operating profit (loss) no longer included within Avon's operating results as a result of no longer operating in the respective market. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. In addition, as part of the Transformation Plan, we will transition, over time, the location of our headquarters to the United Kingdom. For additional details, see Note 15, Restructuring Initiatives on pages F-44 through F-49 of our 2016 Annual Report for more information.
Improve our Financial Resilience
With respect to improving our financial resilience within our Transformation Plan, we targeted to reduce debt by approximately $250 during 2016. We exceeded this target, reducing debt by approximately $260 during 2016 and extending our maturity profile with no long-term debt due until March 2019, thereby strengthening the balance sheet. The steps taken through December 31, 2016 include the issuance of the new $500 Senior Secured Notes due August 2022, the repayment of approximately $720 of our public notes, and a reduction in the debt of foreign subsidiaries of approximately $40. For additional details, see Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report and "Liquidity and Capital Resources" on pages 52 through 57 in this MD&A for additional information.
New Accounting Standards
Information relating to new accounting standards is included in Note 2, New Accounting Standards on pages F-15 through F-16 of our 2016 Annual Report.
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

Change in Ending Representatives
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

Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We also refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and underlying business results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at constant exchange rates, which are updated on an annual basis as part of our budgeting process. When comparing 2015 results to 2014 results, we used constant exchange rates that were in effect from our 2015 budgeting process. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates.
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin and effective tax rate on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. See "Reconciliation of Non-GAAP Financial Measures" within "Results of Operations - Consolidated" on page 36 of this MD&A for this quantitative reconciliation.
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of: 1) CTI restructuring initiatives; 2) the net proceeds recognized as a result of settling claims relating to professional services ("Legal settlement"); 3) charges related to the deconsolidation of our Venezuelan operations as of March 31, 2016 and the devaluations of Venezuelan currency in February 2015 and March 2014, combined with being designated as a highly inflationary economy ("Venezuelan special items"); 4) the additional $46 accrual in 2014 for the settlements related to the Foreign Corrupt Practices Act ("FCPA") investigations and, in the fourth quarter of 2014, the associated approximate $19 net tax benefit ("FCPA accrual"); 5) the settlement charges associated with the U.S. pension plan ("Pension settlement charge"); 6) the goodwill impairment charge related to the Egypt business ("Asset impairment and other charges"); 7) various other items associated with the sale of Liz Earle, the separation of the North America business and debt-related charges ("Other items"); and, as it relates to our effective tax rate discussion, 8) income tax benefits realized in 2016 and 2015 as a result of tax planning strategies, an income tax benefit in the second quarter of 2016 primarily due to the release of a valuation allowance associated with Russia and the non-cash income tax adjustments associated with our deferred tax assets recorded in 2016, 2015 and 2014 ("Special tax items").
The Legal settlement includes the impact on the Consolidated Statements of Operations in the third quarter of 2016 associated with the net proceeds of $27.2 recognized as a result of settling claims relating to professional services that had been provided to the Company prior to 2013 in connection with a previously disclosed legal matter.
The Venezuelan special items include the impact on the Consolidated Statements of Operations in 2016 caused by the deconsolidation of our Venezuelan operations for which we recorded a loss of approximately $120 in other expense, net. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within AOCI associated with foreign currency changes before Venezuela was accounted for as a highly inflationary economy. The Venezuelan special items include the impact on the Consolidated Statements of Operations in 2015 and 2014 caused by the devaluations of Venezuelan currency on monetary assets and liabilities, such as cash, receivables and payables; deferred tax assets and liabilities; and non-monetary assets, such as inventories. For non-monetary assets, the Venezuelan special items include the earnings impact caused by the difference between the historical U.S. dollar cost of the assets at the previous exchange rate and the revised exchange rate. In 2015 and 2014, the Venezuelan special items also include adjustments of approximately $11 and approximately $116, respectively, to reflect certain non-monetary assets at their net realizable value. In 2015, the Venezuelan special items also include an impairment charge of approximately $90 to reflect the write-down of the long-lived assets to their estimated fair value.
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
The Other items include the impact during 2016 on the Consolidated Statements of Operations due to a net gain on extinguishment of debt associated with the cash tender offers in August 2016, the debt repurchases in October and December 2016, and the prepayment of the remaining principal amount of our 4.20% Notes (as defined in "Capital Resources") and our 5.75% Notes (as defined in "Capital Resources") in November 2016. The Other items also include the impact during 2015 on the Consolidated Statements of Operations due to the gain on the sale of Liz Earle. In addition, the Other items include the impact on the Consolidated Statements of Operations in the fourth quarter of 2015 caused by transaction-related costs of $3.1 associated with the planned separation of the North America business that were included in continuing operations. In addition, Other items in 2015 include the impact on the Consolidated Statements of Operations of the loss on extinguishment of debt caused by the make-whole premium and the write-off of debt issuance costs and discounts associated with the prepayment of our 2.375% Notes (as defined in "Capital Resources"). Other items, in 2015, also include the impact on other expense, net in the Consolidated Statements of Operations of $2.5 associated with the write-off of issuance costs related to our previous $1 billion revolving credit facility.
In addition, the effective tax rate discussion includes Special tax items, including the impact during the fourth quarter of 2016 on the provision for income taxes in the Consolidated Statements of Operations due to the non-cash income tax charge of approximately $9 associated with valuation allowances to adjust certain non-U.S. deferred tax assets to an amount that is "more likely than not" to be realized. The Special tax items also include the impact during the second quarter of 2016 on the provision for income taxes in the Consolidated Statements of Operations primarily due to the release of a valuation allowance associated with Russia of approximately $7. The Special tax items also include the impact during the first quarter of 2016 and the fourth quarter of 2015 on the provision for income taxes in the Consolidated Statements of Operations due to income tax benefits of approximately $29 and approximately $19, respectively, recognized as the result of the implementation of foreign tax planning strategies. The Special tax items also include the impact during the first and second quarters of 2015 on the provision for income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge of approximately $31 and a benefit of approximately $3, respectively, associated with valuation allowances to adjust our U.S. deferred tax assets to an amount that was "more likely than not" to be realized. The additional valuation allowance was due to the strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies, and the partial release of the valuation allowance was due to the weakening of the U.S. dollar against currencies of some of our key markets. The Special tax items also include the impact during the third quarter of 2015 on the provision for income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge of approximately $642 as a result of establishing a valuation allowance for the full amount of our U.S. deferred tax assets due to the impact of the continued strengthening of the U.S. dollar against currencies of some of our key markets and its associated effect on our tax planning strategies. Additionally, the Special tax items include the impact during the third quarter of 2015 on the provision for income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge of approximately $15 associated with valuation allowances to adjust certain non-U.S. deferred tax assets to an amount that is "more likely than not" to be realized. The non-U.S. valuation allowance included an adjustment associated with Russia, which was primarily the result of lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. The Special tax items also include the impact during the fourth quarter of 2014 on the income taxes in the Consolidated Statements of Operations due to a non-cash income tax charge primarily associated with a valuation allowance to reduce our U.S. deferred tax assets to an amount that is "more likely than not" to be realized, and was primarily due to the strengthening of the U.S. dollar against currencies of some of our key markets and, to a lesser extent, the finalization of the FCPA settlements.
See Note 15, Restructuring Initiatives on pages F-44 through F-49 of our 2016 Annual Report, Note 13, Segment Information on pages F-41 through F-43 of our 2016 Annual Report, "Results Of Operations - Consolidated" below, "Venezuela Discussion" below, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report, Note 17, Contingencies on pages F-50 through F-52 of our 2016 Annual Report, Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2016 Annual Report, Note 18, Goodwill on pages F-52 through F-53 of our 2016 Annual Report, Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report, "Liquidity and Capital Resources" below, Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report, and Note 8, Income Taxes on pages F-23 through F-26 of our 2016 Annual Report for more information on these items.
Critical Accounting Estimates
We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report for a detailed discussion of the application of these and other accounting policies.
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign, generally on credit if they meet certain criteria. Sales campaigns are generally for a three- to four-week duration. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance past due for prior campaigns is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality and changing trends. Over the past three years, annual bad debt expense was $191 in 2016, $144 in 2015 and $171 in 2014, or approximately 3% of total revenue in 2016, and approximately 2% of total revenue 2015 and 2014. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of our Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction, but we generally allow an unlimited right of return. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $187 for 2016, $191 for 2015 and $241 for 2014, or approximately 3% of total revenue in each year, which has been generally in line with our expectations. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence, when applicable, equal to the difference between the cost of inventory and the estimated market value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to estimate the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $37 in 2016, $45 in 2015 and $78 in 2014.
Pension and Postretirement Expense
We maintain defined benefit pension plans, which cover substantially all employees in the U.S. and a portion of employees in international locations. However, our U.S. defined benefit pension plan is closed to employees hired on or after January 1, 2015. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care benefits subject to certain limitations to many retired employees in the U.S. and certain foreign countries. See Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2016 Annual Report for more information on our benefit plans.
Pension and postretirement expense and the requirements for funding our major pension plans are determined based on a number of actuarial assumptions, which are generally reviewed and determined on an annual basis. These assumptions include the discount rate applied to plan obligations, the expected rate of return on plan assets, the rate of compensation increase of plan participants, price inflation, cost-of-living adjustments, mortality rates and certain other demographic assumptions, and other factors. We use a December 31 measurement date for all of our employee benefit plans.
For 2016, the weighted average assumed rate of return on all pension plan assets, including the U.S. and non-U.S. defined benefit pension plans was 6.65%, as compared with 6.87% for 2015. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We generally evaluate the expected long-term rate of return annually and adjust as necessary.
In some of our defined benefit pension plans, we have adopted investment strategies which are designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we also utilize derivative instruments in some of our non-U.S. defined benefit pension plans to achieve the desired market exposures or to hedge certain risks. Derivative instruments may include, but are not limited to, futures, options, swaps or swaptions. Investment types, including the use of derivatives are based on written guidelines established for each investment manager and monitored by the plan's investment committee.
A significant portion of our pension plan assets relate to the United Kingdom ("UK") defined benefit pension plan. The assumed rate of return for determining 2016 net costs for the UK defined benefit pension plan was 6.65%. In addition, the current rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 80% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 4% in the long-term) and approximately 20% in equity securities, emerging market debt and high yield securities (which are expected to earn approximately 6% to 9% in the long-term). In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities) and, to a lesser extent, impact our equity exposure. The rate of return on the plan assets in the UK was approximately 36% in 2016 and approximately 12% in 2015.

Historically, the pension plan with the most significant pension plan assets was the U.S. defined benefit pension plan. As part of the separation of the North America business, we transferred $499.6 of pension liabilities under the U.S. defined benefit pension plan associated with current and former employees of the North America business and certain other former Avon employees, along with $355.9 of assets held by the U.S. defined benefit pension plan, to a defined benefit pension plan sponsored by New Avon. We also transferred $60.4 of other postretirement liabilities (namely, retiree medical and supplemental pension liabilities) in respect of such employees and former employees. See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report. We continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon outside of the North America business. Prior to this separation, our net periodic benefit costs for the U.S. pension and postretirement benefit plans were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates, and as such, our ongoing net periodic benefit costs within Global were not materially impacted by the separation of the North America business.
The assumed rate of return for 2016 for the U.S. defined benefit pension plan was 7.00%, which was based on an asset allocation of approximately 70% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 3% to 4% in the long-term) and approximately 30% in equity securities and high yield securities (which are expected to earn approximately 6% to 8% in the long-term). Historical rates of return on the assets of the U.S. defined benefit pension plan were approximately 8% for the most recent 10-year period and approximately 8% for the 20-year period. In the U.S. defined benefit pension plan, our asset allocation policy has historically favored U.S. equity securities, which have returned approximately 7% over the 10-year period and approximately 8% over the 20-year period. The rate of return on the plan assets in the U.S. was approximately 6% in 2016 and approximately 3% in 2015.
The discount rate used for determining the present value of future pension obligations for each individual plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for calculating the balance sheet obligations of our more significant plans, including our UK defined benefit pension plan and our U.S. defined benefit pension plan, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis was 2.81% at December 31, 2016, and 3.92% at December 31, 2015. For the determination of the expected rate of return on assets and the discount rate, we take external actuarial and investment advice into consideration.
Our funding requirements may be impacted by standards and regulations or interpretations thereof. Our calculations of pension and postretirement costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, benefits earned, mortality rates, the number of participants and certain demographics and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2016, we had pretax actuarial losses and prior service credits totaling approximately $49 for the U.S. defined benefit pension and postretirement plans and approximately $176 for the non-U.S. defined benefit pension and postretirement plans that have not yet been charged to expense. These actuarial losses have been charged to accumulated other comprehensive loss ("AOCI") within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. For 2017, our assumption for the expected rate of return on assets is 5.50% for our U.S. defined benefit pension plan and 5.09% for our non-U.S. defined benefit pension plans (which includes 5.15% for our UK defined benefit pension plan). The decrease in the expected rate of return on assets for our U.S. defined benefit pension plan was largely due to the elimination of the derivative instruments from our portfolio, as a result of the transfer of a portion of the assets held by the U.S. defined benefit pension plan to a defined benefit pension plan sponsored by New Avon. The decrease in the expected rate of return on assets for the UK defined benefit pension plan was driven by a reduction in the exposure to equity markets obtained through derivative instruments, simultaneously increasing the extent to which the plan assets match the pension obligation, as the plan’s funding level improved. Our assumptions are generally reviewed and determined on an annual basis.

A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2016 pension expense and the pension benefit obligation at December 31, 2016:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	$(3.2)	$3.2	N/A	N/A
Discount rate	(1.4)	1.4	$(53.8)	$58.6
Rate of compensation increase	.9	(.8)	3.3	(3.1)
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
Taxes
We record a valuation allowance to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted U.S. and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its excess foreign tax credits, are taken into consideration. At December 31, 2016, we had net deferred tax assets of approximately $140 (net of valuation allowances of approximately $3,277).
With respect to our deferred tax assets, at December 31, 2016, we had recognized deferred tax assets relating to tax loss carryforwards of approximately $2,033, primarily from foreign jurisdictions, for which a valuation allowance of approximately $1,994 has been provided. Prior to December 31, 2016, we had recognized deferred tax assets of approximately $874 relating to excess U.S. foreign tax and other U.S. general business credit carryforwards for which a full valuation allowance has been provided. We have a history of U.S. source losses, and our excess U.S. foreign tax and general business credits have primarily resulted from having a greater U.S. source loss in recent years which reduces our ability to credit foreign taxes or utilize the general business credits which we generate.
Our ability to realize our U.S. deferred tax assets, such as our foreign tax and general business credit carryforwards, is dependent on future U.S. taxable income within the carryforward period. At December 31, 2016, we would need to generate approximately $2.5 billion of excess net foreign source income in order to realize the U.S. foreign tax and general business credits before they expire.
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
During 2015, the Company recorded an additional valuation allowance for the remaining U.S. deferred tax assets of approximately $670. The increase in the valuation allowance resulted from reduced tax benefits expected to be obtained from tax planning strategies associated with an anticipated accelerated receipt in the U.S. of foreign source income. As the U.S.

dollar had further strengthened against currencies of some of our key markets during 2015, the benefits associated with the Company’s tax planning strategies were no longer sufficient for the Company to continue to conclude that its tax planning strategies were prudent. In the absence of any alternative prudent tax planning strategies and other sources of future taxable income, it was determined that a full valuation allowance should be recorded. Although the Company continues to expect that it will generate taxable income and tax liability in the U.S., the Company is expected to offset its current and future tax liability with foreign tax credits, and as a result, the expected level of future taxable income and tax liability is not adequate to realize the benefit of previously recorded deferred tax assets. Although the Company may not be able to recognize a financial statement benefit associated with its deferred tax assets, the Company will continue to manage and plan for the utilization of its deferred tax assets to avoid the expiration of deferred tax assets that may have limited lives.
In addition, in the fourth quarter of 2015, we recognized a benefit of approximately $19 associated with the implementation of the initial stages of foreign tax planning strategies. We completed the implementation of these tax planning strategies and recognized an additional benefit of approximately $29 in the first quarter of 2016.
At December 31, 2016, as a result of our U.S. liquidity profile, we continue to assert that our foreign earnings are not indefinitely reinvested. Accordingly, we adjusted our deferred tax liability to account for our 2016 undistributed earnings of foreign subsidiaries and for the tax effect of earnings that were actually repatriated to the U.S. during the year. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a decrease of approximately $2, resulting in a deferred tax liability balance of approximately $87 related to the incremental tax cost on approximately $1.4 billion of undistributed foreign earnings at December 31, 2016. This deferred income tax liability amount is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. The repatriation of foreign earnings may result in the utilization of a portion of our foreign tax credits in the year of repatriation; therefore, the utilization of foreign tax credits is dependent on the amount and timing of repatriations, as well as the jurisdictions involved.
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
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In 2017, a number of open tax years are scheduled to close due to the expiration of the statute of limitations and it is possible that a number of tax examinations may be completed. If our tax positions are ultimately upheld or denied, it is possible that the 2017 provision for income taxes, as well as tax related cash receipts or payments, may be impacted.
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
Impairment of Assets
Plant, Property and Equipment and Capitalized Software
We evaluate our plant, property and equipment and capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated pre-tax undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the asset is determined using revenue and cash flow projections, and royalty and discount rates, as appropriate.
In February 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses was recorded to reflect the write-down of the long-lived assets to their estimated fair value of approximately $16, which was recorded in the first quarter of 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates. As discussed in Note 1, Description of the Business and Summary of Significant Accounting Policies, we concluded that, effective March 31, 2016, we deconsolidated our Venezuelan operations. Our Consolidated Balance Sheets no longer includes the assets and liabilities of our Venezuelan operations, and we no longer include the results of our Venezuelan operations in the Consolidated Financial Statements. See Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report for more information on Avon Venezuela.
Goodwill
We test goodwill for impairment annually, and more frequently if circumstances warrant, using various fair value methods. We completed our annual goodwill impairment assessment for 2016 and determined that the estimated fair values were considered substantially in excess of the carrying values of each of our reporting units.
The impairment analyses performed for goodwill require several estimates in computing the estimated fair value of a reporting unit. As part of our goodwill impairment analysis, we typically use a discounted cash flow ("DCF") approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach that we would generally expect a market participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
During the 2015 year-end close process, our analysis of the Egypt business indicated an impairment as the carrying value of the business exceeded the estimated fair value. This was primarily the result of reducing our long-term projections of the business. During 2015, Egypt performed generally in line with our revenue and earnings projections, which assumed growth as compared to 2014. However, as a result of currency restrictions for the payment of goods in Egypt, we lowered our long-term revenue and earnings projections for the business. Accordingly, a non-cash impairment charge of approximately $7 was recorded to reduce the carrying amount of goodwill. There is no amount remaining associated with goodwill for our Egypt reporting unit as a result of this impairment charge.
Key assumptions used in measuring the fair value of Egypt during this impairment assessment included projections of revenue and the resulting cash flows, as well as the discount rate (based on the estimated weighted-average cost of capital). To estimate the fair value of Egypt, we forecasted revenue and the resulting cash flows over five years using a DCF model which included a terminal value at the end of the projection period. We believed that a five-year period was a reasonable amount of time in order to return cash flows of Egypt to normalized, sustainable levels.
See Note 18, Goodwill on pages F-52 through F-53 of our 2016 Annual Report for more information regarding Egypt.
Results Of Operations - Consolidated

	Years ended December 31			%/Point Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Select Financial Information
Total revenue	$5,717.7	$6,160.5	$7,648.0	(7)%	(19)%
Cost of sales	2,257.0	2,445.4	3,006.9	(8)%	(19)%
Selling, general and administrative expenses	3,138.8	3,543.2	4,206.8	(11)%	(16)%
Impairment of goodwill	—	6.9	—	*	*
Operating profit	321.9	165.0	434.3	95%	(62)%
Interest expense	136.6	120.5	108.8	13%	11%
(Gain) loss on extinguishment of debt	(1.1)	5.5	—	*	*
Interest income	(15.8)	(12.5)	(14.8)	26%	(16)%
Other expense, net	171.0	73.7	139.5	*	(47)%
Gain on sale of business	—	(44.9)	—	*	*
Loss from continuing operations, net of tax	(93.4)	(796.5)	(344.5)	88%	*
Net loss attributable to Avon	$(107.6)	$(1,148.9)	$(388.6)	91%	*
Diluted loss per share from continuing operations	$(.25)	$(1.81)	$(.79)	86%	*

	Years ended December 31			%/Point Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Diluted loss per share attributable to Avon	$(.29)	$(2.60)	$(.88)	89%	*

Advertising expenses(1)	$108.9	$128.0	$166.4	(15)%	(23)%

Reconciliation of Non-GAAP Financial Measures
Gross margin	60.5%	60.3%	60.7%	.2	(.4)
Venezuelan special items	—	.5	1.6	(.5)	(1.1)
Adjusted gross margin	60.5%	60.8%	62.3%	(.3)	(1.5)

Selling, general and administrative expenses as a % of total revenue	54.9%	57.5%	55.0%	(2.6)	2.5
CTI restructuring	(1.3)	(.8)	(1.1)	(.5)	.3
Legal settlement	.5	—	—	.5	—
Venezuelan special items	—	(1.5)	(.2)	1.5	(1.3)
FCPA accrual	—	—	(.6)	—	.6
Pension settlement charge	—	(.1)	(.1)	.1	—
Other items	—	(.1)	—	.1	(.1)
Adjusted selling, general and administrative expenses as a % of total revenue	54.0%	55.1%	52.9%	(1.1)	2.2

Operating profit	$321.9	$165.0	$434.3	95%	(62)%
CTI restructuring	77.4	49.1	86.6
Legal settlement	(27.2)	—	—
Venezuelan special items	—	120.2	137.1
FCPA accrual	—	—	46.0
Pension settlement charge	—	7.3	9.5
Other items	—	3.1	—
Asset impairment and other charges	—	6.9	—
Adjusted operating profit	$372.1	$351.6	$713.5	6%	(51)%

Operating margin	5.6%	2.7%	5.7%	2.9	(3.0)
CTI restructuring	1.4	.8	1.1	.6	(.3)
Legal settlement	(.5)	—	—	(.5)	—
Venezuelan special items	—	2.0	1.8	(2.0)	.2
FCPA accrual	—	—	.6	—	(.6)
Pension settlement charge	—	.1	.1	(.1)	—
Other items	—	.1	—	(.1)	.1
Asset impairment and other charges	—	.1	—	(.1)	.1
Adjusted operating margin	6.5%	5.7%	9.3%	.8	(3.6)

Change in Constant $ Adjusted operating margin(2)				1.6	(1.9)

Performance Metrics
Change in Active Representatives				(2)%	1%
Change in units sold				(4)%	(2)%
Change in Ending Representatives				(2)%	3%
Amounts in the table above may not necessarily sum due to rounding.
*     Calculation not meaningful

(1)	Advertising expenses are included within selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.

2016 Compared to 2015
Revenue
Total revenue in 2016 declined 7% compared to the prior-year period, primarily due to unfavorable foreign exchange, while Constant $ revenue increased 2%. A number of items affected the year-over-year comparison of Constant $ revenue, the most significant being the sale of Liz Earle, which was completed in July 2015, that negatively impacted Constant $ revenue growth by approximately 1 point. The other items affecting the year-over-year comparison netted to an immaterial impact. In addition, our Constant $ revenue benefited from growth in Argentina, South Africa, Russia, Mexico and Brazil. Argentina contributed approximately 1 point to Avon's consolidated Constant $ revenue growth, as this market's results were impacted by the inflationary impact on pricing. The growth in Constant $ revenue was driven by higher average order, partially offset by a 2% decrease in Active Representatives. Average order benefited from the net impact of price and mix which increased 6%, while units sold decreased 4%, primarily due to declines in units sold in Brazil and Mexico, and the impact of the deconsolidation of Venezuela. We have been improving our discipline of pricing with inflation, strategically pricing in certain markets and categories, and launching products at more advantageous price points, while managing the potential impact on unit sales. The decrease in Active Representatives was primarily due to the impact of the deconsolidation of Venezuela and a decline in Asia Pacific, which included the impact caused by a reduction in the number of sales campaigns in the Philippines. These declines in Active Representatives were partially offset by growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention. See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Ending Representatives decreased by 2%. The decrease in Ending Representatives at December 31, 2016 as compared to the prior-year period was primarily due to the impact of the deconsolidation of Venezuela, which had a negative impact of 2 points, and declines in Asia Pacific. These decreases were partially offset by growth in Europe, Middle East & Africa, most significantly South Africa and Russia, as well as growth in South Latin America, most significantly Brazil.
See "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report to the consolidated financial statements included herein for further discussion of our Venezuelan operations. See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report, and Note 4, Related Party Transactions on pages F-18 through F-19 of our 2016 Annual Report for more information on New Avon.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Years ended December 31		%/Point Change
	2016	2015	US$	Constant $
Beauty:
Skincare	$1,607.3	$1,734.0	(7)%	1%
Fragrance	1,514.7	1,616.1	(6)	4
Color	997.1	1,069.8	(7)	2
Total Beauty	4,119.1	4,419.9	(7)	2
Fashion & Home:
Fashion	850.4	904.2	(6)	2
Home	595.8	659.4	(10)	2
Total Fashion & Home	1,446.2	1,563.6	(8)	2
Net sales from reportable segments	5,565.3	5,983.5	(7)	2
Net sales from Other operating segments and business activities	13.5	93.0	(85)	(87)
Net sales	$5,578.8	$6,076.5	(8)	1
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 290 basis points and 80 basis points, respectively, compared to 2015. The increases in operating margin and Adjusted operating margin includes the benefits associated with costs savings initiatives, including the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin," "Selling, General and Administrative Expenses" and "Impairment of Goodwill."

Gross Margin
Gross margin and Adjusted gross margin increased 20 basis points and decreased 30 basis points, respectively, compared to 2015. The gross margin comparison was impacted by approximately 50 basis points in the prior year by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $29 was recognized in the prior-year period associated with carrying certain non-monetary assets at the historical U.S. dollar cost following a devaluation. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuelan operations.
The remaining decrease in gross margin and the decrease of 30 basis points in Adjusted gross margin was primarily due to the following:

•	a decrease of approximately 260 basis points due to the unfavorable impact of foreign currency transaction losses and foreign currency translation;

•	a decrease of 30 basis points due to sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016; and

•	various other insignificant items that decreased gross margin.
These items were partially offset by the following:

•
an increase of 190 basis points due to the favorable net impact of mix and pricing, primarily due to inflationary and strategic pricing in South Latin America, Europe, Middle East & Africa and North Latin America; and

•	an increase of 90 basis points due to lower supply chain costs, primarily from lower material costs and cost savings initiatives in Europe, Middle East & Africa and South Latin America.
See Note 4, Related Party Transactions on pages F-18 through F-19 of our 2016 Annual Report for more information on New Avon.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2016 decreased approximately $404 compared to 2015. This decrease is primarily due to the favorable impact of foreign currency translation, as the strengthening of the U.S. dollar against many of our foreign currencies resulted in lower reported selling, general and administrative expenses. The decrease in selling, general and administrative expenses is also due to approximate $90 impairment charge recorded in the prior-year period to reflect the write-down of the long-lived assets to their estimated fair value associated with the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, lower fixed expenses resulting primarily from our cost savings initiatives, lower expenses associated with employee incentive compensation plans, the approximate $27 of net proceeds recognized as a result of a legal settlement in the third quarter of 2016 and lower advertising expense. Partially offsetting the decrease in selling, general and administrative expenses was higher bad debt expense, higher amount of CTI restructuring, higher foreign currency transaction costs and higher Representative, sales leader and field expense.
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 260 basis points and 110 basis points, respectively, compared to 2015. The selling, general and administrative expenses as a percentage of revenue comparison benefited from:

•
approximately 150 basis points by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting in the prior-year period, primarily as an approximate $90 impairment charge was recognized in the prior-year period to reflect the write-down of the long-lived assets to their estimated fair value following a devaluation;

•	approximately 50 basis points by the approximate $27 of net proceeds recognized as a result of a legal settlement in the third quarter of 2016;

•
approximately 10 basis points by the approximate $7 aggregate settlement charges associated with the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan recorded in the prior-year period, which did not occur in 2016; and

•
approximately 10 basis points by the approximately $3 of transaction-related costs associated with the separation of North America that were included in continuing operations recorded in the prior-year period.

These items were partially offset by:

•	approximately 50 basis points for higher CTI restructuring.
See "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report for a further discussion of our Venezuelan operations, Note 13, Segment Information on pages F-41 through F-43 of our 2016 Annual Report for more information on the legal settlement,

Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2016 Annual Report for a further discussion of the pension settlement charges, and Note 15, Restructuring Initiatives on pages F-44 through F-49 of our 2016 Annual Report for more information on CTI restructuring.
The remaining decrease in selling, general and administrative expenses as a percentage of revenue and the decrease of 110 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

•
a decrease of 210 basis points primarily due to lower fixed expenses, as well as the impact of the Constant $ revenue growth with respect to our fixed expenses. Lower fixed expenses resulted primarily from our costs savings initiatives, mainly reductions in headcount, but were partially offset by the inflationary impact on our expenses;

•	a decrease of 40 basis points due to lower expenses associated with employee incentive compensation plans; and

•	a decrease of 30 basis points from lower advertising expense, primarily in Europe, Middle East & Africa.
These items were partially offset by the following:

•	an increase of 80 basis points from higher bad debt expense, driven by Brazil primarily due to the macroeconomic environment, coupled with actions taken to recruit new Representatives;

•	an increase of approximately 50 basis points due to the unfavorable impact of foreign currency translation and foreign currency transaction losses; and

•
an increase of 20 basis points as a result of the Industrial Production Tax ("IPI") tax law on cosmetics in Brazil that went into effect in May 2015, which reduced revenue as we did not raise the prices paid by Representatives to the same extent as the IPI tax.

See "Segment Review - South Latin America" in this MD&A for a further discussion of the IPI tax law in Brazil.
Impairment of Goodwill
During the fourth quarter of 2015, we recorded a non-cash impairment charge of approximately $7 for goodwill associated with our Egypt business. See Note 18, Goodwill on pages F-52 through F-53 of our 2016 Annual Report for more information on Egypt.
See “Segment Review” in this MD&A for additional information related to changes in segment margin.
Other Expense
Interest expense increased by approximately $16 compared to the prior-year period, primarily due to the interest associated with the $500 of Senior Secured Notes (as defined in "Capital Resources") issued in August 2016 and the increase in the interest rates on the 2013 Notes (as defined in "Capital Resources") as a result of the downgrades of our long-term credit ratings. These items were partially offset by the interest savings associated with the prepayment of the remaining principal amount of the 4.20% Notes (as defined in "Capital Resources") and 5.75% Notes (as defined in "Capital Resources") in November 2016, the prepayment of the $250 principal amount of our 2.375% Notes (as defined in "Capital Resources") in the third quarter of 2015 and the August 2016 cash tender offers. Refer to Note 6, Debt on pages F-19 through F-22 of our 2016 Annual Report and "Liquidity and Capital Resources" in this MD&A for additional information.
Gain on extinguishment of debt in 2016 of approximately $1 was comprised of a gain of approximately $4 associated with the cash tender offers in August 2016 and a gain of approximately $1 associated with the debt repurchases in December 2016, partially offset by a loss of approximately $3 associated with the prepayment of the remaining principal amount of the 4.20% Notes (as defined in "Capital Resources") and 5.75% Notes (as defined in "Capital Resources") in November 2016 and a loss of approximately $1 associated with the debt repurchases in October 2016. Loss on extinguishment of debt in 2015 of approximately $6 was associated with the prepayment of our 2.375% Notes (as defined in "Capital Resources"). Refer to Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report and "Liquidity and Capital Resources" in this MD&A for additional information.
Interest income increased by approximately $3 compared to the prior-year period.
Other expense, net, increased by approximately $97 compared to the prior-year period, primarily due to the year-on-year impact of the Venezuelan special items as we recorded a loss of approximately $120 in the first quarter of 2016 as compared to a benefit of approximately $4 in the first quarter of 2015. In addition, other expense, net was positively impacted by lower losses on foreign exchange, partially offset by our proportionate share of New Avon's loss of approximately $12. Foreign exchange losses decreased by approximately $40 compared to the prior-year period, despite the unfavorable impact of approximately $17 as a result of the devaluation of the Egyptian pound in the fourth quarter of 2016. See "Venezuela

Discussion" in this MD&A for a further discussion of our Venezuelan operations. See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report for more information on New Avon.
Gain on sale of business in 2015 was the result of the sale of Liz Earle in July 2015. Refer to Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report, for additional information regarding the sale of Liz Earle.
Effective Tax Rate
The effective tax rates in 2016 and 2015 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2016 and 2015 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. Our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results, along with these withholding taxes, resulted in unusually high effective tax rates in 2016 and 2015.
The effective tax rate in 2016 was impacted by the deconsolidation of our Venezuelan operations, valuation allowances for deferred tax assets outside of the U.S. of approximately $9 and CTI restructuring, partially offset by a benefit of approximately $29 as a result of the implementation of foreign tax planning strategies, a net benefit of approximately $7 primarily due to the release of a valuation allowance associated with Russia and a benefit from the net proceeds recognized as a result of a legal settlement.
The effective tax rate in 2015 was negatively impacted by additional valuation allowances for U.S. deferred tax assets of approximately $670. The additional valuation allowances in 2015 were due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. In addition, the effective tax rate in 2015 was negatively impacted by valuation allowances for deferred tax assets outside of the U.S. of approximately $15, primarily in Russia, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. During 2015, we also recognized a benefit of approximately $19 as a result of the implementation of the initial stages of foreign tax planning strategies. The valuation allowances for deferred tax assets in 2015 caused income taxes to be significantly in excess of income before taxes. In addition, the effective tax rate in 2015 was negatively impacted by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting.
The Adjusted effective tax rates in 2016 and 2015 were negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results, including the impact caused by the withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends.
See Note 8, Income Taxes on pages F-23 through F-26 of our 2016 Annual Report, for more information. In addition, see "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report for further discussion of our Venezuelan operations, Note 15, Restructuring Initiatives on pages F-44 through F-49 of our 2016 Annual Report for more information on CTI restructuring, and Note 13, Segment Information on pages F-41 through F-43 of our 2016 Annual Report for more information on the legal settlement.
Impact of Foreign Currency
During 2016, foreign currency continued to have a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $165, or approximately 270 points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to operating profit of approximately $60 and Adjusted operating profit of approximately $65, or approximately 40 points to operating margin and Adjusted operating margin; and

•
foreign exchange losses on our working capital (classified within other expense, net), which were lower by approximately $35 before tax and $40 before tax on an Adjusted basis, despite the unfavorable impact of approximately $17 as a result of the devaluation of the Egyptian pound in the fourth quarter of 2016.

Discontinued Operations
Loss from discontinued operations, net of tax was approximately $14 compared to approximately $349 for 2015. During 2016, we recorded charges of approximately $16 before tax (approximately $5 after tax) in the aggregate associated with the separation of the North America business which closed on March 1, 2016. During 2015, we recorded a charge of approximately $340 before tax (approximately $340 after tax) associated with the estimated loss on the separation of the North America business. See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report for further discussion.
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
Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars resulted in lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government significantly limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings. We expected that this lack of exchangeability would continue for the foreseeable future, and as a result, we concluded that, effective March 31, 2016, this condition was other-than-temporary and we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations. As a result, since March 31, 2016, we account for our Venezuelan operations using the cost method of accounting.
As a result of the change to the cost method of accounting, in the first quarter of 2016 we recorded a loss of approximately $120 in other expense, net. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within AOCI associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy. The net assets of the Venezuelan business were comprised of inventories of approximately $24, property, plant and equipment, net of approximately $15, other assets of approximately $11, accounts receivable of approximately $5, cash of approximately $4, and accounts payable and accrued liabilities of approximately $20. Our Consolidated Balance Sheets no longer include the assets and liabilities of our Venezuelan operations, and we no longer include the results of our Venezuelan operations in the Consolidated Financial Statements, and will include income relating to our Venezuelan operations only to the extent that we receive cash for dividends or royalties remitted by Avon Venezuela.
In February 2015, the Venezuelan government announced the creation of a new foreign exchange system referred to as the SIMADI exchange ("SIMADI"), which represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other then available exchange rates; as such, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations. As a result of the change to the SIMADI rate, which caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we had used previously, we recorded an after-tax benefit of approximately $3 (a benefit of approximately $4 in other expense, net, and a loss of approximately $1 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of net monetary assets. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets were consumed in operations, negatively impacting operating profit and net income by approximately $19 during 2015. Also as a result of the change to the SIMADI rate, we determined that an adjustment of approximately $11 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015.
In addition, in February 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of approximately $90 to selling, general and administrative expenses was needed to reflect the write-down of the long-lived assets to their estimated fair value of approximately $16, which was recorded in the first quarter of 2015.
In February 2014, the Venezuelan government announced a foreign exchange system which began operating in March 2014, referred to as the SICAD II exchange ("SICAD II"). As SICAD II represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other then available exchange rates, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. As a result of the change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate we used previously, we recorded an after-tax loss of approximately $42 (approximately $54 in other expense, net, and a benefit of approximately $12 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of net monetary assets. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by approximately $21 during 2014. Also as a result, we determined that an adjustment of approximately $116 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2014.
2015 Compared to 2014
Revenue
Total revenue in 2015 declined 19% compared to the prior-year period, primarily due to unfavorable foreign exchange. Constant $ revenue increased 2%. Constant $ revenue was negatively impacted by approximately 2 points due to taxes in Brazil from the combined impact of the recognition of Value Added Tax ("VAT") credits in 2014 which did not recur in 2015 along with a new IPI tax law on cosmetics which went into effect in May 2015. Constant $ revenue was also negatively impacted by approximately 1 point as a result of the sale of Liz Earle which was completed in July 2015. Our Constant $ revenue benefited from growth in markets experiencing relatively high inflation (Venezuela and Argentina), which contributed approximately 2 points to our Constant $ revenue growth. Our Constant $ revenue also benefited from growth in Europe, Middle East & Africa, most significantly Eastern Europe (Russia and Ukraine), and to a lesser extent, South Africa and underlying growth in Brazil. Constant $ revenue benefited from higher average order and a 1% increase in Active Representatives. The increase in Active Representatives was primarily due to growth in Europe, Middle East & Africa, most significantly Russia, which was primarily due to sustained momentum in recruitment and retention, partially offset by markets experiencing relatively high inflation (Venezuela and Argentina). The net impact of price and mix increased 4%, driven by increases in all segments. The net impact of price and mix was primarily positively impacted by markets experiencing relatively high inflation (Venezuela and Argentina), as these markets benefited from the inflationary impact on pricing. Units sold decreased 2%, primarily due to declines in units sold in Brazil and Venezuela, partially offset by an increase in units sold in Russia. See "Segment Review - South Latin America" in this MD&A for a further discussion of the tax benefits in Brazil.
Ending Representatives increased by 3%. The increase in Ending Representatives at December 31, 2015 as compared to the prior-year period was primarily due growth in Europe, Middle East & Africa, most significantly Russia and South Africa, as well as growth in South Latin America.

On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Years ended December 31		%/Point Change
	2015	2014	US$	Constant $
Beauty:
Skincare	$1,734.0	$2,137.3	(19)%	1%
Fragrance	1,616.1	1,900.5	(15)	5
Color	1,069.8	1,339.0	(20)	—
Total Beauty	4,419.9	5,376.8	(18)	2
Fashion & Home:
Fashion	904.2	1,016.2	(11)	6
Home	659.4	780.9	(16)	3
Total Fashion & Home	1,563.6	1,797.1	(13)	5
Net sales from reportable segments	5,983.5	7,173.9	(17)	3
Net sales from Other operating segments and business activities	93.0	298.6	(69)	23
Net sales	$6,076.5	$7,472.5	(19)	3
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 300 basis points and 360 basis points, respectively, compared to 2014. The decrease in Adjusted operating margin includes the benefits associated with the restructuring actions taken during 2015 and the $400M Cost Savings Initiative, primarily reductions in headcount, as well as other cost reductions. The decrease in operating margin and Adjusted operating margin are discussed further below in "Gross Margin," "Selling, General and Administrative Expenses" and "Impairment of Goodwill."
Gross Margin
Gross margin and Adjusted gross margin decreased 40 basis points and 150 basis points, respectively, compared to 2014. The gross margin comparison was impacted by approximately 110 basis points by a lower negative impact of the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting, as approximately $29 was recognized in the current-year period as compared to approximately $121 in the prior-year period, primarily associated with adjustments to reflect certain non-monetary assets at their net realizable value. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuelan operations.
The remaining decrease in gross margin and the decrease of 150 basis points in Adjusted gross margin was primarily due to the following:

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
See "Segment Review - South Latin America" in this MD&A for a further discussion of the VAT credits and IPI tax law in Brazil.

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
Selling, general and administrative expenses and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 250 basis points and 220 basis points, respectively, compared to 2014. The selling, general and administrative expenses as a percentage of revenue comparison was negatively impacted by:

•
approximately 130 basis points by the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting. During 2015, an approximate $90 impairment charge was recorded to reflect the write-down of the long-lived assets to their estimated fair value following a devaluation. In addition, approximately $1 was recorded in 2015 as compared to $16 recorded in 2014 associated with our Venezuelan operations for certain non-monetary assets carried at the historical U.S. dollar cost following the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting; and

•	approximately 10 basis points by the approximate $3 of transaction-related costs recorded in 2015 associated with the separation of North America that were included in continuing operations.
These items were partially offset by:

•	approximately 60 basis points by the additional $46 accrual recorded in 2014 for the settlements related to the FCPA investigations that did not recur in 2015; and

•	approximately 30 basis points for lower CTI restructuring.
In addition, during 2015 and 2014 we recorded approximately $7 and $10, respectively, of aggregate settlement charges associated with the payments made to former employees who were vested and participated in the U.S. defined benefit pension plan.
See "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report for a further discussion of our Venezuelan operations, Note 17, Contingencies on pages F-50 through F-52 of our 2016 Annual Report for more information on the FCPA investigations, Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2016 Annual Report for a further discussion of the pension settlement charges, and Note 15, Restructuring Initiatives on pages F-44 through F-49 of our 2016 Annual Report for more information on CTI restructuring.
The remaining increase in selling, general and administrative expenses as a percentage of revenue and the increase of 220 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue was primarily due to the following:

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

See "Segment Review - South Latin America" in this MD&A for a further discussion of the VAT credits and IPI tax law in Brazil.
Impairment of Goodwill
During the fourth quarter of 2015, we recorded a non-cash impairment charge of approximately $7 for goodwill associated with our Egypt business. See Note 18, Goodwill on pages F-52 through F-53 of our 2016 Annual Report for more information on Egypt.
See “Segment Review” in this MD&A for additional information related to changes in segment margin.
Other Expense
Interest expense increased by approximately $12 compared to the prior-year period, primarily due to the increase in the interest rates on the 2013 Notes (as defined in "Capital Resources") as a result of the downgrades of our long-term credit ratings.
Loss on extinguishment of debt in 2015 of approximately $6 was associated with the prepayment of our 2.375% Notes (as defined in "Capital Resources"). Refer to Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report and "Liquidity and Capital Resources" in this MD&A for additional information.
Interest income decreased by approximately $2 compared to the prior-year period.
Other expense, net, decreased by approximately $66 compared to the prior-year period, primarily due to the year-on-year impact of the Venezuelan special items as we recorded a benefit of approximately $4 in the first quarter of 2015 as compared to a loss of approximately $54 in the first quarter of 2014. In addition, the decrease in other expense, net was partially due to lower losses on foreign exchange of approximately $10 compared to the prior-year period. See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuelan operations.
Gain on sale of business in 2015 was the result of the sale of Liz Earle in July 2015. Refer to Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report, for additional information regarding the sale of Liz Earle.
Effective Tax Rate
The effective tax rate in 2015 was negatively impacted by additional valuation allowances for U.S. deferred tax assets of approximately $670. The additional valuation allowances in 2015 were due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. In addition, the effective tax rate in 2015 was negatively impacted by valuation allowances for deferred tax assets outside of the U.S. of approximately $15, primarily in Russia, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. During 2015, we also recognized a benefit of approximately $19 as a result of the implementation of the initial stages of foreign tax planning strategies. The valuation allowances for deferred tax assets in 2015 caused income taxes to be significantly in excess of income before taxes.
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
In addition, the effective tax rates in 2015 and 2014 were negatively impacted by the devaluations of the Venezuelan currency in conjunction with highly inflationary accounting discussed further within "Venezuela Discussion" in this MD&A.
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
See Note 8, Income Taxes on pages F-23 through F-26 of our 2016 Annual Report, for more information.

Impact of Foreign Currency
During 2015, foreign currency had a significant impact on our financial results. Specifically, as compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $210, or approximately 280 points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact of approximately $385 (of which approximately $210 related to Venezuela, primarily from the impact from the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting) to operating profit and approximately $265 (of which approximately $90 related to Venezuela) to Adjusted operating profit, or approximately 420 points to operating margin and 200 points to Adjusted operating margin; and

•
foreign exchange losses on our working capital (classified within other expense, net), which were lower by approximately $68 before tax (of which approximately $60 related to Venezuela, primarily from the impact from the devaluation of the Venezuelan currency in conjunction with highly inflationary accounting) and $10 before tax on an Adjusted basis.

See "Venezuela Discussion" in this MD&A for a further discussion of our Venezuelan operations.
Discontinued Operations
Loss from discontinued operations, net of tax was approximately $349 compared approximately $40 for 2014. During 2015, we recorded a charge of approximately $340 before tax (approximately $340 after tax) associated with the estimated loss on the sale of the North America business. In addition, the North America operations achieved higher operating income in 2015 as compared with 2014 despite lower revenues as a result of significant cost savings, as well as lower costs to implement restructuring initiatives.
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
See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report for further discussion.
Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of taxes was approximately $333 in 2016 compared with approximately ($151) in 2015, driven by the recognition of losses of $259 from other comprehensive income (loss) into the Consolidated Statements of Operations as a result of the separation of the North America business, primarily related to unamortized losses associated with the employee benefit plans. Other comprehensive income (loss), net of taxes was also favorably impacted by foreign currency translation adjustments, which decreased by approximately $240 as compared to 2015 primarily due to the favorable year-over-year comparison of movements of the Brazilian real, Colombian peso and Argentine peso, partially offset by the unfavorable year-over-year comparison of movements of the British pound.
In addition, other comprehensive income (loss) in 2016 as compared with 2015 was favorably impacted by the approximate $82 impact of the deconsolidation of Venezuela. These favorable impacts to other comprehensive income (loss) were partially offset by the unfavorable impacts of lower amortization of net actuarial losses of approximately $64, largely as a result of the separation of the North America business, and lower net actuarial gains, which were approximately $3 in 2016 as compared with net actuarial gains of approximately $41 in 2015. In 2016, net actuarial gains decreased as a result of lower discount rates for the non-U.S. and U.S. pension plans, partially offset by higher asset returns in the U.S. and non-U.S. pension plans in 2016 as compared to 2015.

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
See Note 3, Discontinued Operations and Divestitures on pages F-16 through F-18 of our 2016 Annual Report for more information on the separation of the North America business, see "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-9 through F-15 of our 2016 Annual Report for a further discussion of our Venezuelan operations, and see Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2016 Annual Report for more information on our benefit plans.
Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, CTI restructuring initiatives, certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. Refer to Note 13, Segment Information on pages F-41 through F-43 of our 2016 Annual Report for a reconciliation of segment profit to operating profit.
Summarized financial information concerning our reportable segments was as follows:

Years ended December 31	2016		2015		2014
	Total revenue	Segment profit	Total revenue	Segment profit	Total revenue	Segment profit
Europe, Middle East & Africa	$2,138.2	$329.9	$2,229.2	$311.2	$2,614.1	$432.3
South Latin America	2,145.9	200.5	2,309.6	238.9	3,028.9	466.0
North Latin America	829.9	114.4	901.0	107.2	1,003.6	128.3
Asia Pacific	556.0	59.9	626.0	68.6	700.9	59.0
Total from reportable segments	$5,670.0	$704.7	$6,065.8	$725.9	$7,347.5	$1,085.6
Below is an analysis of the key factors affecting revenue and segment profit by reportable segment for each of the years in the three-year period ended December 31, 2016. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates. Refer to "Non-GAAP Financial Measures" in this MD&A for more information.
Europe, Middle East & Africa – 2016 Compared to 2015

			%/Point Change
	2016	2015	US$	Constant $
Total revenue	$2,138.2	$2,229.2	(4)%	4%
Segment profit	329.9	311.2	6%	14%

Segment margin	15.4%	14.0%	1.4	1.3

Change in Active Representatives				3%
Change in units sold				(1)%
Change in Ending Representatives				3%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 4% compared to the prior-year period, due to the unfavorable impact from foreign exchange, most significantly the strengthening of the U.S. dollar relative to the British pound, Russian ruble and South African rand. On a Constant $ basis, revenue grew 4%, primarily driven by South Africa and Russia. The segment's Constant $ revenue growth was driven primarily by an increase in Active Representatives as well as higher average order. The increase in Ending Representatives was driven primarily by growth in Russia and South Africa.
In Russia, revenue was relatively unchanged, which was unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue grew 9%, primarily due to an increase in Active Representatives, which benefited from sustained momentum in recruiting and retention, and to a lesser extent, higher average order, which was driven by pricing benefits. Russia's Constant $ revenue growth was driven by the strength of the performance in the first half of 2016 which tempered in the second half of 2016. During the fourth quarter of 2016, Russia's Constant $ revenue declined primarily as a result of increased pricing that negatively impacted Representative engagement and activity.
In the United Kingdom, revenue declined 12%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue was relatively unchanged, as higher average order was offset by a decrease in Active Representatives. In South Africa, revenue grew 6%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 21%, primarily due to an increase in Active Representatives.
Segment margin increased 1.4 points, or 1.3 points on a Constant $ basis, primarily as a result of:

•	a net benefit of 1.0 point primarily due to the impact of the Constant $ revenue growth with respect to our fixed expenses;

•	a benefit of .7 points due to lower advertising expense, most significantly in Russia; and

•
a decline of .3 points due to lower gross margin, caused primarily by an estimated 3 points from the unfavorable impact of foreign currency transaction losses, which was partially offset by benefits of 1.5 points from the favorable net impact of mix and pricing and 1.1 points due to lower supply chain costs. Mix and pricing was primarily driven by inflationary and strategic pricing in Russia and lower supply chain costs included benefits from lower material costs and cost savings initiatives.

Europe, Middle East & Africa – 2015 Compared to 2014

			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$2,229.2	$2,614.1	(15)%	8%
Segment profit	311.2	432.3	(28)%	(7)%

Segment margin	14.0%	16.5%	(2.5)	(2.3)

Change in Active Representatives				7%
Change in units sold				5%
Change in Ending Representatives				10%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 15% compared to the prior-year period, due to the unfavorable impact from foreign exchange including the strengthening of the U.S. dollar relative to the Russian ruble. On a Constant $ basis, revenue grew 8%, primarily driven by Eastern Europe. An increase in Active Representatives drove the segment's Constant $ revenue growth. The increase in Ending Representatives was driven primarily by growth in Eastern Europe, largely due to Russia.
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
Segment margin decreased 2.5 points, or 2.3 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.4 points due to lower gross margin caused primarily by an estimated 4 points from the unfavorable impact of foreign currency transaction losses, partially offset by approximately 1.0 point from lower supply chain costs and 1.0 point from the favorable net impact of mix and pricing. Supply chain costs benefited primarily as a result of lower overhead costs which were attributable to increased productivity. The favorable net impact of mix and pricing was primarily driven by Eastern Europe;

•	a decline of .5 points from higher Representative, sales leader and field expense; and

•	various other insignificant items that partially offset the decrease in segment margin.

South Latin America – 2016 Compared to 2015

			%/Point Change
	2016	2015	US$	Constant $
Total revenue	$2,145.9	$2,309.6	(7)%	5%
Segment profit	200.5	238.9	(16)%	(4)%

Segment margin	9.3%	10.3%	(1.0)	(.8)

Change in Active Representatives				(1)%
Change in units sold				(5)%
Change in Ending Representatives				1%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 7% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Argentine peso and the Brazilian real. On a Constant $ basis, revenue increased 5%. The segment's Constant $ revenue growth was negatively impacted by an estimated 1 point from additional VAT state taxes in Brazil that were implemented in late 2015. In addition, an IPI tax law on cosmetics in Brazil that went into effect in May 2015 caused an estimated 1 point negative impact on the segment's Constant $ revenue growth. The segment's Constant $ revenue benefited from higher average order, which was driven by pricing, and was partially offset by a decrease in Active Representatives. The segment's Constant $ revenue and higher average order benefited from relatively high inflation in Argentina, as this market's results were impacted by the inflationary impact on pricing. Argentina contributed approximately 4 points to the segment's Constant $ revenue growth. Revenue in Argentina decreased 20%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 28% which was primarily due to higher average order, partially offset by a decrease in Active Representatives. The increase in Ending Representatives was primarily driven by growth in Brazil.
Revenue in Brazil decreased 3%, unfavorably impacted by foreign exchange. Brazil’s Constant $ revenue increased 2%, despite the negative impact of an estimated 3 points due to the additional VAT state taxes discussed above. Constant $ revenue in Brazil was also negatively impacted by an estimated 3 points from the impact of the IPI tax discussed above. The negative impact of the additional VAT state taxes and the IPI tax was partially offset by higher average order, which was driven by pricing. In addition, Brazil continued to be impacted by a difficult economic environment. On a Constant $ basis, Brazil’s sales from Beauty products increased 1%, despite the negative impact of the IPI tax and the additional VAT state taxes. On a Constant $ basis, Brazil's sales from Fashion & Home products increased 1%.
Segment margin decreased 1.0 point, or .8 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.0 points from higher bad debt expense, driven by Brazil primarily due to the macroeconomic environment, coupled with actions taken to recruit new Representatives, including the adjustment of credit terms;

•
a decline of .6 points as a result of the IPI tax law on cosmetics in Brazil, which are a reduction of revenue and we have not raised the prices paid by Representatives to the same extent as the IPI tax;

•	a decline of .4 points from higher advertising expense, primarily in Brazil in the second half of 2016;

•	a benefit of .7 points primarily due to the impact of the Constant $ revenue growth with respect to our fixed expenses;

•
a benefit of .5 points due to higher gross margin caused by 2.6 points from the favorable net impact of mix and pricing, primarily due to inflationary and strategic pricing, and 1.2 points from lower supply chain costs, partially offset by an estimated 3.2 points from the unfavorable impact of foreign currency transaction losses. Supply chain costs benefited primarily as a result of lower material costs and cost savings initiatives;

•	a benefit of .3 points primarily due to the net impact of the Constant $ revenue growth with respect to our Representative, sales leader and field expense; and

•	various other insignificant items that partially offset the decline in segment margin.
As a result of enhancements to our collection processes and tightening recruiting terms, we anticipate moderated growth of Ending Representatives in Brazil.

South Latin America – 2015 Compared to 2014

			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$2,309.6	$3,028.9	(24)%	(2)%
Segment profit	238.9	466.0	(49)%	(34)%

Segment margin	10.3%	15.4%	(5.1)	(5.0)

Change in Active Representatives				(1)%
Change in units sold				(5)%
Change in Ending Representatives				1%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 24% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real. On a Constant $ basis, revenue decreased 2%, negatively impacted by approximately 6 points due to taxes in Brazil from the combined impact of the recognition of VAT credits in 2014 along with the IPI tax discussed above in 2015. Specifically, during 2014, we recognized $85 in Brazil for expected VAT recoveries which did not recur in 2015, and as such, there was an approximate 3 point negative impact on the segment’s Constant $ growth rate. In addition, the IPI tax law on cosmetics in Brazil in 2015 caused an estimated 3 point negative impact on the segment's Constant $ revenue growth. Further, Argentina, which is a market experiencing relatively high inflation, contributed approximately 4 points to the segment's Constant $ revenue growth. Average order in the segment benefited from the inflationary impact on pricing in Argentina, while Active Representatives was negatively impacted by this market. Average order was negatively impacted by the taxes in Brazil. The increase in Ending Representatives was primarily driven by growth in Brazil.
Revenue in Brazil decreased 34%, unfavorably impacted by foreign exchange. Brazil’s Constant $ revenue decreased 8%, negatively impacted by approximately 10 points due to the combined impact of the VAT credits in 2014 and the IPI tax in 2015 discussed above. The negative impact of these tax items were partially offset by an increase in Active Representatives. On a Constant $ basis, Brazil’s sales from Beauty products decreased 5%, negatively impacted by the IPI tax. This negative impact on Beauty sales was partially offset by increased sales of fragrance, which benefited from our alliance with Coty, as well as from new product launches during the first quarter of 2015. The IPI tax also negatively impacted Brazil's Beauty units, as we increased prices to partially offset the new tax. On a Constant $ basis, Brazil's sales from Fashion & Home products increased 1%. Brazil continues to be impacted by a difficult economic environment as well as high levels of competition.
Segment margin decreased 5.1 points, or 5.0 points on a Constant $ basis, primarily as a result of:

•	a decline of 2.5 points associated with the net impact of VAT credits in Brazil recognized in revenue in 2014, discussed above;

•
a decline of 1.8 points as a result of the IPI tax law on cosmetics in Brazil, which are a reduction of revenue and we have not raised the prices paid by Representatives to the same extent as the IPI tax; and

•
a decline of 1.0 point due to lower gross margin caused primarily by 2.3 points from the unfavorable impact of foreign currency transaction losses, partially offset by 1.3 points from the favorable net impact of mix and pricing, which includes the realization of price increases in Argentina on inventory acquired in advance of inflation.

North Latin America – 2016 Compared to 2015

			%/Point Change
	2016	2015	US$	Constant $
Total revenue	$829.9	$901.0	(8)%	3%
Segment profit	114.4	107.2	7%	22%

Segment margin	13.8%	11.9%	1.9	2.2

Change in Active Representatives				—%
Change in units sold				(6)%
Change in Ending Representatives				(1)%
Amounts in the table above may not necessarily sum due to rounding.

North Latin America consists largely of the Mexico business. Total revenue decreased 8% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 3%, which benefited from higher average order. Revenue in Mexico decreased 11%, unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue grew 5%, primarily due to higher average order driven primarily from pricing, partially offset by a decline in units sold.
Segment margin increased 1.9 points, or 2.2 points on a Constant $ basis, primarily as a result of:

•
a benefit of 1.1 points due to higher gross margin caused primarily by a benefit of 2.7 points from the favorable impact of mix and pricing, primarily due to inflationary and strategic pricing, partially offset by 1.5 points from the unfavorable impact of foreign currency transaction losses; and

•
a benefit of .8 points primarily from lower fixed expenses, which includes .6 points as a result of an out-of-period adjustment which negatively impacted the prior-year period, as well as due to the impact of the Constant $ revenue growth with respect to our fixed expenses.

North Latin America – 2015 Compared to 2014

			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$901.0	$1,003.6	(10)%	2%
Segment profit	107.2	128.3	(16)%	(3)%

Operating margin	11.9%	12.8%	(.9)	(.6)

Change in Active Representatives				1%
Change in units sold				(1)%
Change in Ending Representatives				—%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 10% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 2%, The segment's Constant $ revenue growth benefited from an increase in Active Representatives and higher average order. Revenue in Mexico declined 15%, unfavorably impacted by foreign exchange, or increased 2% on a Constant $ basis, primarily due to higher average order.
Segment margin decreased .9 points, or .6 points on a Constant $ basis, primarily as a result of:

•	a decline of 1.0 points from higher Representative, sales leader and field expense, primarily in Mexico;

•
a decline of .3 points from higher fixed expenses, which includes .6 points as a result of an out-of-period adjustment, partially offset by the impact of the Constant $ revenue growth with respect to our fixed expenses;

•
a benefit of .4 points due to higher gross margin caused primarily by .4 points from lower supply chain costs and .4 points from the favorable net impact of mix and pricing, partially offset by immaterial items that unfavorably impacted gross margin. Lower supply chain costs were driven by lower material costs and productivity initiatives, partially offset by higher obsolescence; and

•	various other insignificant items that partially offset the decline in segment margin.

Asia Pacific – 2016 Compared to 2015

			%/Point Change
	2016	2015	US$	Constant $
Total revenue	$556.0	$626.0	(11)%	(7)%
Segment profit	59.9	68.6	(13)%	(6)%

Segment margin	10.8%	11.0%	(.2)	.1

Change in Active Representatives				(10)%
Change in units sold				(6)%
Change in Ending Representatives				(11)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 11% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 7%, due to declines in most markets. The segment's Constant $ revenue decline was primarily due to a decrease in Active Representatives, partially offset by higher average order. Revenue in the Philippines decreased 3%, but grew 2% on a Constant $ basis, primarily due to higher average order, partially offset by a decrease in Active Representatives. The segment's and the Philippines' Active Representatives decline was impacted by a reduction in the number of sales campaigns in the Philippines. The decrease in Ending Representatives was driven by declines in all markets and included a negative impact of 1 point due to the closure of Thailand.
Segment margin declined .2 points, or increased .1 point on a Constant $ basis, primarily as a result of:

•	a net benefit of .3 points primarily from lower fixed expenses, largely offset by the unfavorable impact of the declining revenue with respect to our fixed expenses;

•
a decline of .8 points due to lower gross margin, caused primarily by 1.1 points from the unfavorable impact of mix and pricing and .3 points from the unfavorable impact of foreign currency transaction losses, partially offset by .7 points from lower supply chain costs; and

•	various other insignificant items that benefited segment margin.
We continue to evaluate strategic alternatives for China.
Asia Pacific – 2015 Compared to 2014

			%/Point Change
	2015	2014	US$	Constant $
Total revenue	$626.0	$700.9	(11)%	(5)%
Segment profit	68.6	59.0	16%	25%

Operating margin	11.0%	8.4%	2.5	2.6

Change in Active Representatives				(2)%
Change in units sold				(7)%
Change in Ending Representatives				1%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 11% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 5%, as growth in the Philippines was more than offset by declines in other Asia Pacific markets, led by China which declined 29%, or 28% on a Constant $ basis. The segment's Constant $ revenue decline was due to lower average order, primarily driven by declines in China, and a decrease in Active Representatives. Revenue in the Philippines increased 3%, or 5% on a Constant $ basis, primarily due to higher average order, as a result of strength in Fashion & Home, and an increase in Active Representatives. The increase in Ending Representatives was primarily driven by growth in the Philippines.
Segment margin increased 2.5 points, or 2.6 points on a Constant $ basis, primarily as a result of:

•
a net benefit of 1.8 points primarily from lower fixed expenses, which primarily resulted from our cost savings initiatives, mainly reductions in headcount. Partially offsetting the lower fixed expenses was the unfavorable impact of the declining revenue with respect to our fixed expenses; and

•	a benefit of .9 points due to lower advertising spend.

Liquidity and Capital Resources
Our principal sources of funding historically have been cash flows from operations, public offerings of notes, bank financings, borrowings under lines of credit, issuance of commercial paper, a private placement of notes and an issuance of shares of preferred stock. At December 31, 2016, we had cash and cash equivalents totaling approximately $654. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity (including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded in 2016, 2015 and 2014, which may impact our access to these transactions on favorable terms, if at all. For more information see "Risk Factors - Our credit ratings were downgraded in each of the last three years, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A on pages 7 through 20 of our 2016 Annual Report.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 17, Contingencies on pages F-50 through F-52 of our 2016 Annual Report. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 on pages 1 through 2 of our 2016 Annual Report.
Balance Sheet Data

	2016	2015
Cash and cash equivalents	$654.4	$686.9
Total debt	1,893.9	2,205.7
Working capital	506.6	146.0

Cash Flows

	2016	2015	2014
Net cash from continuing operating activities	$128.0	$91.4	$288.9
Net cash from continuing investing activities	(82.7)	142.5	(100.5)
Net cash from continuing financing activities	137.0	(430.5)	(208.7)
Effect of exchange rate changes on cash and equivalents	(50.4)	(80.7)	(183.3)
Net Cash from Continuing Operating Activities
Net cash provided by continuing operating activities during 2016 was approximately $37 higher than during 2015. The approximate $37 increase to net cash provided by continuing operating activities was primarily due to the approximate $67 payment to the U.S. Securities and Exchange Commission in connection with the FCPA settlement in 2015, which did not recur in 2016, lower operating tax payments, primarily in Brazil, and higher cash-related earnings. The net cash provided by continuing operating activities in 2016 also benefited from approximately $27 of proceeds, net of legal fees, related to settling claims relating to professional services in connection with a previously disclosed legal matter. These items were partially offset by the timing of payments, primarily for inventory, increased levels of accounts receivable which was primarily attributable to macroeconomic conditions in Brazil, and the contribution to the U.S. pension plan in 2016 of $20, which did not occur in 2015.
Net cash provided by continuing operating activities during 2015 was approximately $198 lower than during 2014. The approximate $198 decrease to net cash provided by continuing operating activities was primarily due to lower cash-related earnings, which were impacted by the unfavorable impact of foreign currency translation. Lower operating tax payments, primarily in Brazil, and lower payments for employee incentive compensation in 2015 as compared to 2014, partially offset these items.
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 12, Employee Benefit Plans on pages F-33 through F-41 of our 2016 Annual Report). Our funding policy for these plans is based on legal requirements and available cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Estimates - Pension and Postretirement Expense" in this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $10 to $15 to our U.S. defined benefit pension and postretirement plans and in the range of $20 to $25 to our non-U.S. defined benefit pension and postretirement plans during 2017.
Net Cash from Continuing Investing Activities
Net cash used by continuing investing activities during 2016 was approximately $83, as compared to net cash provided by continuing investing activities of approximately $143 during 2015. The approximate $226 decrease to net cash (used) provided by continuing investing activities was primarily due to the net proceeds on the sale of Liz Earle in 2015 of approximately $208.
Net cash provided by continuing investing activities during 2015 was approximately $143, as compared to net cash used of $101 during 2014. The approximate $243 increase to net cash provided (used) by continuing investing activities was primarily due to the net proceeds on the sale of Liz Earle of approximately $208, which was partially offset by lower capital expenditures.
Capital expenditures during 2016 were approximately $93 compared with approximately $92 during 2015 and approximately $126 during 2014.
Capital expenditures in 2017 are currently expected to be in the range of $150 to $170 and are expected to be funded by cash from operations.
Net Cash from Continuing Financing Activities
Net cash provided by continuing financing activities during 2016 was approximately $137, as compared to net cash used by continuing financing activities of approximately $431 during 2015. The approximately $568 increase to net cash provided (used) by continuing financing activities was primarily due to the net proceeds related to the $500 principal amount of our Senior Secured Notes (as defined below in "Liquidity and Capital Resources") issued in the third quarter of 2016, the net proceeds of approximately $426 from the sale of Series C Preferred Stock, the suspension of our dividend, and the prepayment of the $250 principal amount of our 2.375% Notes (as defined below in "Liquidity and Capital Resources") in the third quarter of 2015, which were partially offset by the payments for the August 2016 cash tender offers of approximately $301, the prepayment of the remaining principal amount of our 4.20% Notes (as defined below in "Liquidity and Capital Resources") and 5.75% Notes (as defined below in "Liquidity and Capital Resources") of approximately $238 in the aggregate, and the payments for the October and December debt repurchases of approximately $181 in the aggregate. See Note 16, Series C Convertible Preferred Shares on page F-49 of our 2016 Annual Report and Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report for more information.
Net cash used by continuing financing activities was approximately $431 during 2015, as compared to approximately $209 during 2014 primarily due to the prepayment of $250 principal amount of our 2.375% Notes (as defined below in "Liquidity and Capital Resources") in the third quarter of 2015, partially offset by the repayment of the remaining $53 outstanding principal amount of a term loan agreement in the second quarter of 2014. See Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report for more information.
We purchased approximately 1.4 million shares of our common stock for $5.6 during 2016, as compared to .3 million shares of our common stock for $3.1 during 2015 and .7 million shares for $9.8 during 2014, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and upon vesting of performance restricted stock units in 2016, as well as through private transactions with a broker in connection with stock based obligations under our Deferred Compensation Plan in 2014.
We did not declare a dividend for 2016 as we suspended the dividend effective in the first quarter of 2016. We maintained a quarterly dividend of $.06 per share for 2015 and 2014.

Debt and Contractual Financial Obligations and Commitments
At December 31, 2016, our debt and contractual financial obligations and commitments by due dates were as follows:

	2017	2018	2019	2020	2021	2022 and Beyond	Total
Short-term debt	$13.7	$—	$—	$—	$—	$—	$13.7
Long-term debt	—	—	237.9	409.9	—	1,233.9	1,881.7
Capital lease obligations	4.4	2.5	.6	.1		—	7.6
Total debt	18.1	2.5	238.5	410.0	—	1,233.9	1,903.0
Debt-related interest(1)	137.9	137.9	125.1	101.0	95.4	95.4	692.7
Total debt-related	156.0	140.4	363.6	511.0	95.4	1,329.3	2,595.7
Operating leases(2)	56.1	43.5	39.2	29.5	23.8	55.7	247.8
Purchase obligations	177.8	117.4	71.5	57.5	30.5	27.2	481.9
Benefit obligations(3)	41.8	24.3	23.2	22.6	29.3	128.8	270.0
Total debt and contractual financial obligations and commitments(4)	$431.7	$325.6	$497.5	$620.6	$179.0	$1,541.0	$3,595.4

(1)	Amounts are based on our current long-term credit ratings. See Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report for more information.

(2)	Amounts are net of expected sublease rental income. See Note 14, Leases and Commitments on page F-44 of our 2016 Annual Report for more information.

(3)
Amounts represent expected future benefit payments for our unfunded defined benefit pension and postretirement benefit plans, as well as expected contributions for 2017 to our funded defined benefit pension benefit plans. We are not able to estimate our contributions to our funded defined benefit pension and postretirement plans beyond 2017.

(4)
The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes information on non-binding purchase orders of inventory. The table does not include any reserves for uncertain income tax positions because we are unable to reasonably predict the ultimate amount or timing of settlement of these uncertain income tax positions. At December 31, 2016, our reserves for uncertain income tax positions, including interest and penalties, totaled approximately $51.

See Note 6, Debt and Other Financing, and Note 14, Leases and Commitments, on pages F-19 through F-22, and on page F-44, respectively, of our 2016 Annual Report for more information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 15, Restructuring Initiatives on pages F-44 through F-49 of our 2016 Annual Report, at December 31, 2016, we have liabilities of approximately $51 associated with our Transformation Plan, approximately $1 associated with various restructuring initiatives during 2016 and approximately $3 associated with our $400M Cost Savings Initiative. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2017.
Off Balance Sheet Arrangements
At December 31, 2016, we had no material off-balance-sheet arrangements.
Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. The 2015 facility may be used for general corporate purposes. As of December 31, 2016, there were no amounts outstanding under the 2015 facility. The 2015 facility replaced the Company's previous $1 billion unsecured revolving credit facility (the "2013 facility"). In the second quarter of 2015, $2.5 before tax was recorded for the write-off of issuance costs related to the 2013 facility.
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
The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 6.50% Notes (as defined below) and the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of December 31, 2016, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO, which, as of December 31, 2016, was approximately $46. As of December 31, 2016, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $354, could have been drawn down without violating any covenant. A decline in our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges) may further reduce our borrowing capacity under the 2015 facility or cause us to be non-compliant with our interest coverage and total leverage ratios. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of December 31 2016, there were no amounts outstanding under the 2015 facility.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 (the "5.00% Notes") and $250.0 principal amount of 6.95% Notes due March 15, 2043 (the "6.95% Notes") (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. On August 10, 2015, we prepaid our 2.375% Notes at a prepayment price equal to 100% of the principal amount of $250.0, plus accrued interest of $3.1 and a make-whole premium of $5.0. In connection with the prepayment of our 2.375% Notes, we incurred a loss on extinguishment of debt of $5.5 before tax in the third quarter of 2015 consisting of the $5.0 make-whole premium for the 2.375% Notes and the write-off of $.5 of debt issuance costs and discounts related to the initial issuance of the 2.375% Notes.
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
In August 2016, we completed cash tender offers which resulted in a reduction of principal of $108.6 of our 5.75% Notes due March 1, 2018 (the "5.75% Notes"), $73.8 of our 4.20% Notes due July 15, 2018 (the "4.20% Notes"), $68.1 of our 6.50% Notes due March 1, 2019 (the "6.50% Notes") and $50.1 of our 4.60% Notes. In connection with the cash tender offers, we incurred a gain on extinguishment of debt of $3.9 before tax in the third quarter of 2016, consisting of a deferred gain of $12.8 associated with the March 2012 and January 2013 interest-rate swap agreement terminations (see Note 9, Financial Instruments and Risk Management on pages F-26 through F-28 of our 2016 Annual Report), partially offset by the $5.8 of early tender premium paid for the cash tender offers, $1.2 of a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes (see Note 9, Financial Instruments and Risk Management on pages F-26 through F-28 of our 2016 Annual Report), $1.0 of deal costs and the write-off of $.9 of debt issuance costs and discounts related to the initial issuances of the notes that were the subject of the cash tender offers.
In October 2016, we repurchased $44.0 of our 6.50% Notes, $44.0 of our 4.20% Notes, $40.0 of our 4.60% Notes and $35.2 of our 5.75% Notes. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of $6.2 and accrued interest of $1.1. In connection with these repurchases of debt, we incurred a loss on extinguishment of debt of $1.0 before tax in the fourth quarter of 2016 consisting of the $6.2 premium paid for the repurchases, $.5 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased and $.4 for a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes (see Note 9, Financial Instruments and Risk Management on pages F-26 through F-28 of our 2016 Annual Report), partially offset by a deferred gain of approximately $6.1 associated with the March 2012 and January 2013 interest-rate swap agreement terminations (see Note 9, Financial Instruments and Risk Management on pages F-26 through F-28 of our 2016 Annual Report).
On November 30, 2016, we prepaid the remaining principal amount of our 4.20% Notes and 5.75% Notes. The prepayment price was equal to the remaining principal amount of $132.2 for our 4.20% Notes and $106.2 for our 5.75% Notes, plus a make-whole premium of $12.1 for both series of notes and accrued interest of $3.6 for both series of notes. In connection with the prepayment of our 4.20% Notes and 5.75% Notes, we incurred a loss on extinguishment of debt of $2.9 before tax in the fourth quarter of 2016 consisting of the $12.1 make-whole premium, $1.0 of a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes (see Note 9, Financial Instruments and Risk Management on pages F-26 through F-28 of our 2016 Annual Report) and the write-off of $.3 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid, partially offset by a deferred gain of $10.5 associated with the January 2013 interest-rate swap agreement termination (see Note 9, Financial Instruments and Risk Management on pages F-26 through F-28 of our 2016 Annual Report).
In December 2016, we repurchased $11.1 of our 5.00% Notes and $6.2 of our 6.95% Notes, and the aggregate repurchase price was equal to the principal amount of the notes, less a discount received of $1.3 and plus accrued interest of $.3. In connection with this repurchase of debt, we incurred a gain on extinguishment of debt of $1.1 before tax in the fourth quarter of 2016 consisting of the $1.3 discount received for the repurchases, partially offset by $.2 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.
The indentures governing our outstanding notes described above contain certain customary covenants and customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and, at such time, the outstanding notes are rated below investment grade.
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
The indenture governing our Senior Secured Notes contains certain customary covenants and restrictions as well as customary events of default and cross-default provisions. The indenture also contains a covenant requiring AIO and its restricted subsidiaries to, at the end of each year, own at least a certain percentage of the total assets of API and its restricted subsidiaries, subject to certain qualifications. Further, we would be required to make an offer to repurchase all of our Senior Secured Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, in the event of a change in control involving Avon.
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Negative Outlook with Ba3 for corporate family debt, B1 for senior unsecured debt, and Ba1 for the Senior Secured Notes; S&P ratings of Positive Outlook with B for corporate family debt and senior unsecured debt and BB- for the Senior Secured Notes; and Fitch rating of Negative Outlook with B+, each of which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements. For more information, see "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings," "Risk Factors - Our credit ratings were downgraded in each of the last three years, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," and "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" included in Item 1A on pages 7 through 20 of our 2016 Annual Report.
Please also see Note 6, Debt and Other Financing on pages F-19 through F-22 of our 2016 Annual Report for more information relating to our debt and the maturities thereof.

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
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of December 31, 2016, we do not have any interest-rate swap agreements. Approximately 1% and approximately 2% of our debt portfolio at December 31, 2016 and 2015, respectively, was exposed to floating interest rates.
Our long-term borrowings were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2016, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on discounted cash flow analyses using interest rates comparable to our current cost of debt.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past three years, all of our consolidated revenue was derived from operations of subsidiaries outside of the United States ("U.S."). The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings. At December 31, 2016, the primary foreign currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South African rand, Turkish lira and Ukrainian hryvnia.
We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. Our hedges of our foreign currency exposure are not designed to, and, therefore, cannot entirely eliminate the effect of changes in foreign exchange rates on the consolidated financial position, results of operations and cash flows.
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our outstanding foreign exchange contracts at December 31, 2016, the impact of a hypothetical 10% appreciation or 10% depreciation of the U.S. dollar against our foreign exchange contracts would not represent a material potential change in fair value, earnings or cash flows. This potential change does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2016, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $.6 at December 31, 2016. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.

See Note 9, Financial Instruments and Risk Management on pages F-26 through F-28 of our 2016 Annual Report for more information.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2016, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2016, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2016, was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2016 Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Their report is included on page F-2 of our 2016 Annual Report.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Information regarding directors is incorporated by reference to the "Proposal 1 - Election of Directors" and "Information Concerning the Board of Directors" sections of our proxy statement for the 2017 Annual Meeting of Shareholders ("2017 Proxy Statement").
Executive Officers
Information regarding executive officers is incorporated by reference to the "Executive Officers" section of our 2017 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 2017 Proxy Statement.
Code of Conduct
We have adopted a Code of Conduct, amended in June 2013, that applies to all members of the Board of Directors and to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. Our Code of Conduct is available, free of charge, on our investor website, www.avoninvestor.com. Our Code of Conduct is also available, without charge, by sending a letter to Investor Relations, Avon Products, Inc., 601 Midland Avenue, Rye, N.Y. 10580, by sending an email to investor.relations@avon.com or by calling (212) 282-5320. None of the provisions of the Code of Conduct may be waived. However, any amendment to, or waiver from, the provisions of the Code of Conduct that applies to any of those officers would be posted to the same location on our website in accordance with applicable rules.
Audit Committee; Audit Committee Financial Expert
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2017 Proxy Statement.
Material Changes in Nominating Procedures
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2017 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference to the "Information Concerning the Board of Directors," "Executive Compensation" and "Director Compensation" sections of our 2017 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the "Equity Compensation Plan Information" and "Ownership of Shares" sections of our 2017 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Transactions with Related Persons" sections of our 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to the "Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of our 2017 Proxy Statement.

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

4.3
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

4.6
Indenture, dated August 15, 2016, among Avon International Operations, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on August 16, 2016).

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

10.5*
Fourth Amendment to the Avon Products, Inc. 2005 Stock Incentive Plan, dated March 1, 2016. (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.6*
Form of U.S. Stock Option Agreement under the Avon Products, Inc. Year 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Avon’s Current Report on Form 8-K filed on September 6, 2005).

10.7*	Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed on March 25, 2010).
10.8*
First Amendment to the Avon Products, Inc. 2010 Stock Incentive Plan, dated March 1, 2016 (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.9*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on May 24, 2010).
10.10*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.11*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon’s Current Report on Form 8-K filed on May 24, 2010).

10.12*
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

10.17*	Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on April 2, 2013).
10.18*	Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on March 27, 2015).
10.19*
First Amendment to the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated, dated March 1, 2016 (incorporated by reference to Exhibit 10.5 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.20*
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

10.24*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Avon’s Current Report on Form 8-K filed on May 7, 2013).

10.25*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.26*
Form of Stock Option Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.27*	Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Appendix B to Avon's Proxy Statement as filed on April 15, 2016).
10.28*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.29*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.30*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.31*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Avon's Current Report on Form 8-K filed on May 26, 2016).
10.32*
Form of Stock Appreciation Right Certificate Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.33*
Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.34*
First Amendment, dated as of December 7, 2010, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.22 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.35*
Second Amendment, dated March 2, 2011, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.36*
Third Amendment, dated November 10, 2014, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.27 to Avon's Annual Report on Form 10-K for the year ended December 31, 2014).

10.37*
Fourth Amendment, dated February 29, 2016, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.10 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.38*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.39*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.28 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.40*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of February 8, 2016 (incorporated by reference to Exhibit 10.29 to Avon's Annual Report on Form 10-K for the year ended December 31, 2015).

10.41*
Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.42*	Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Appendix B to Avon’s Proxy Statement as filed on April 2, 2013).
10.43*
First Amendment, dated March 1, 2016, to Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.44*
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

10.47*
Third Amendment, dated as of November 10, 2014, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.35 to Avon's Annual Report on Form 10-K for the year ended December 31, 2014).

10.48*
Fourth Amendment, dated February 29, 2016, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.9 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.49*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.50*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010).

10.51*
Avon Products, Inc. Amended and Restated Compensation Recoupment Policy, effective as of January 14, 2013 (incorporated by reference to Exhibit 10.41 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.52*	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.53*
Avon Products, Inc. Amended and Restated Change in Control Policy, dated as of January 9, 2013 (incorporated by reference to Exhibit 10.43 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.54*
Avon Products, Inc. Long Term Incentive Cash Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.55*
Avon Products, Inc. International Retirement Plan, amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.56*
First Amendment, dated as of December 13, 2010, to the Avon Products, Inc. International Retirement Plan as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.57*
Employment Offer Letter Agreement, dated as of February 8, 2012, between Avon Products, Inc. and Fernando Acosta (incorporated by reference to Exhibit 10.52 to Avon's Annual Report on Form 10-K for the year ended December 31, 2011).

10.58*
Letter Agreement, dated as of April 4, 2012, between the Company and Sheri McCoy (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on April 10, 2012) as modified by the "CEO stock holding requirement" adopted on March 13, 2014 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.59*	International Assignment Letter Agreement, dated July 20, 2016, between Avon Products, Inc. and Sheri McCoy.
10.60*
Restricted Stock Unit Award Agreement, dated as of April 23, 2012 between the Company and Sheri McCoy (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.61*
Letter Agreement, dated as of September 13, 2012, between Avon Products, Inc. and John P. Higson (incorporated by reference to Exhibit 10.8 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.62*
Letter Agreement, dated as of February 7, 2012, and Extension Letter, dated as of July 1, 2014, between Avon Products, Inc. and David Legher (incorporated by reference to Exhibit 10.9 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.63*
Letter Agreement, dated as of June 1, 2015, and Extension Letter, dated as of June 1, 2016, between Avon Products, Inc. and David Legher (incorporated by reference to Exhibit 10.7 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.64*
Employment Offer Letter Agreement including Forms of Restricted Stock Unit ("RSU") Award Agreement and Performance Contingent RSU Award Agreement, dated as of January 23, 2015, between Avon Products, Inc. and James Scully (incorporated by reference to Exhibit 10.7 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.65*
Bonus Agreement, dated as of March 18, 2016, between Avon Products, Inc. and Robert Loughran (incorporated by reference to Exhibit 10.12 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.66*
Employment Offer Letter Agreement, dated as of September 10, 2012, between Avon Products, Inc. and Jeff Benjamin (incorporated by reference to Exhibit 10.13 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.67*	Employment Offer Letter and Contract of Employment Agreement dated November 28, 2016, between Avon Cosmetics Limited and James Wilson.
10.68
Revolving Credit Agreement, dated as of June 5, 2015, among Avon Products, Inc., Avon International Operations, Inc., the banks and other lenders party thereto, Citibank, N.A., as Administrative Agent, Collateral Agent and an L/C issuer (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on June 8, 2015).

10.69
First Amendment to Credit Agreement and General Security Agreement (Revolving Credit Agreement), dated as of December 7, 2015, among Avon Products, Inc., Avon International Operations, Inc., the banks and other lenders party thereto, Citibank, N.A., as Administrative Agent, Collateral Agent and an L/C issuer (incorporated by reference to Exhibit 10.53 to Avon's Annual Report on Form 10-K for the year ended December 31, 2015).

10.70
Second Amendment to Credit Agreement and General Security Agreement and First Amendment to API Limited Recourse Guaranty, dated August 1, 2016 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on August 2, 2016).

10.71
Investment Agreement, dated as of December 17, 2015, between Avon Products, Inc. and Cleveland Apple Investor LLC (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 21, 2015).

10.72
Investor Rights Agreement, dated as of March 1, 2016, between Avon Products, Inc. and Cleveland Apple Investor L.P. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.73
Intellectual Property License Agreement, dated as of March 1, 2016, among Avon Products, Inc., Avon International Operations, Inc., Avon NA IP LLC and New Avon LLC (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.74
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
Avon’s Annual Report on Form 10-K for the year ended December 31, 2016, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2017.

Avon Products, Inc.

/s/ Robert Loughran
Robert Loughran
Group Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sherilyn S. McCoy	Chief Executive Officer – Principal Executive Officer	February 22, 2017
Sherilyn S. McCoy

/s/ James Wilson	Executive Vice President and Chief Financial Officer - Principal Financial Officer	February 22, 2017
James Wilson

/s/ Jose Armario	Director	February 22, 2017
Jose Armario

/s/ W. Don Cornwell	Director	February 22, 2017
W. Don Cornwell

/s/ Chan W. Galbato	Director	February 22, 2017
Chan W. Galbato

/s/ Nancy Killefer	Director	February 22, 2017
Nancy Killefer

/s/ Susan J. Kropf	Director	February 22, 2017
Susan J. Kropf

/s/ Steven F. Mayer	Director	February 22, 2017
Steven F. Mayer

/s/ Helen McCluskey	Director	February 22, 2017
Helen McCluskey

/s/ Charles H. Noski	Director	February 22, 2017
Charles H. Noski

/s/ Cathy D. Ross	Director	February 22, 2017
Cathy D. Ross

/s/ Michael F. Sanford	Director	February 22, 2017
Michael F. Sanford

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Avon Products, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Avon Products, Inc. at December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2017

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
Years ended December 31	2016	2015	2014
Net sales	$5,578.8	$6,076.5	$7,472.5
Other revenue	138.9	84.0	175.5
Total revenue	5,717.7	6,160.5	7,648.0
Costs, expenses and other:
Cost of sales	2,257.0	2,445.4	3,006.9
Selling, general and administrative expenses	3,138.8	3,543.2	4,206.8
Impairment of goodwill	—	6.9	—
Operating profit	321.9	165.0	434.3
Interest expense	136.6	120.5	108.8
(Gain) loss on extinguishment of debt	(1.1)	5.5	—
Interest income	(15.8)	(12.5)	(14.8)
Other expense, net	171.0	73.7	139.5
Gain on sale of business	—	(44.9)	—
Total other expenses	290.7	142.3	233.5
Income from continuing operations, before taxes	31.2	22.7	200.8
Income taxes	(124.6)	(819.2)	(545.3)
Loss from continuing operations, net of tax	(93.4)	(796.5)	(344.5)
Loss from discontinued operations, net of tax	(14.0)	(349.1)	(40.4)
Net loss	(107.4)	(1,145.6)	(384.9)
Net income attributable to noncontrolling interests	(0.2)	(3.3)	(3.7)
Net loss attributable to Avon	$(107.6)	$(1,148.9)	$(388.6)
Loss per share:
Basic from continuing operations	$(0.25)	$(1.81)	$(0.79)
Basic from discontinued operations	(0.03)	(0.79)	(0.09)
Basic attributable to Avon	(0.29)	(2.60)	(0.88)
Diluted from continuing operations	$(0.25)	$(1.81)	$(0.79)
Diluted from discontinued operations	(0.03)	(0.79)	(0.09)
Diluted attributable to Avon	(0.29)	(2.60)	(0.88)
Weighted-average shares outstanding:
Basic	437.0	435.2	434.5
Diluted	437.0	435.2	434.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)
Years ended December 31	2016	2015	2014
Net loss	$(107.4)	$(1,145.6)	$(384.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	38.6	(275.0)	(248.3)
Change in derivative losses on cash flow hedges, net of taxes of $2.7, $0.0 and $0.0	1.3	1.9	1.9
Amortization of net actuarial loss and prior service cost, net of taxes of $10.9, $1.2 and $2.5	287.3	81.8	85.8
Adjustments of net actuarial loss and prior service cost, net of taxes of $7.1, $3.9 and $(12.0)	3.1	40.7	(187.2)
Other comprehensive income related to equity method investment, net of taxes of $0.0	2.2	—	—
Total other comprehensive income (loss), net of taxes	332.5	(150.6)	(347.8)
Comprehensive income (loss)	225.1	(1,296.2)	(732.7)
Less: comprehensive loss attributable to noncontrolling interests	(2.1)	(1.6)	(1.9)
Comprehensive income (loss) attributable to Avon	$227.2	$(1,294.6)	$(730.8)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)
December 31	2016	2015
Assets
Current Assets
Cash, including cash equivalents of $79.4 and $123.2	$654.4	$686.9
Accounts receivable (less allowances of $131.1 and $86.7)	458.9	443.0
Inventories	586.4	624.0
Prepaid expenses and other	291.3	296.1
Current assets of discontinued operations	1.3	291.1
Total current assets	1,992.3	2,341.1
Property, plant and equipment, at cost
Land	29.5	32.2
Buildings and improvements	621.5	665.8
Equipment	773.1	797.7
	1,424.1	1,495.7
Less accumulated depreciation	(712.8)	(728.8)
Property, plant and equipment, net	711.3	766.9
Goodwill	93.6	92.3
Other assets	621.7	490.0
Noncurrent assets of discontinued operations	—	180.1
Total assets	$3,418.9	$3,870.4
Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities
Debt maturing within one year	$18.1	$55.2
Accounts payable	768.1	774.2
Accrued compensation	129.2	157.6
Other accrued liabilities	401.9	419.6
Sales and taxes other than income	147.0	174.9
Income taxes	10.7	23.9
Payable to discontinued operations	—	100.0
Current liabilities of discontinued operations	10.7	489.7
Total current liabilities	1,485.7	2,195.1
Long-term debt	1,875.8	2,150.5
Employee benefit plans	164.5	177.5
Long-term income taxes	78.6	65.1
Other liabilities	205.8	78.4
Noncurrent liabilities of discontinued operations	—	260.2
Total liabilities	3,810.4	4,926.8
Commitments and contingencies (Notes 14 and 17)
Series C convertible preferred stock	444.7	—
Shareholders’ Deficit
Common stock, par value $.25 - authorized 1,500 shares; issued 754.9 and 751.4 shares	188.8	187.9
Additional paid-in capital	2,273.9	2,254.0
Retained earnings	2,322.2	2,448.1
Accumulated other comprehensive loss	(1,033.2)	(1,366.2)
Treasury stock, at cost (317.3 and 315.9 shares)	(4,599.7)	(4,594.1)
Total Avon shareholders’ deficit	(848.0)	(1,070.3)
Noncontrolling interests	11.8	13.9
Total shareholders’ deficit	(836.2)	(1,056.4)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,418.9	$3,870.4
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2016	2015	2014
Cash Flows from Operating Activities
Net loss	$(107.4)	$(1,145.6)	$(384.9)
Loss from discontinued operations, net of tax	14.0	349.1	40.4
Loss from continuing operations, net of tax	(93.4)	(796.5)	(344.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	83.3	94.0	121.7
Amortization	30.6	32.1	47.7
Provision for doubtful accounts	190.5	144.1	171.1
Provision for obsolescence	36.5	45.4	78.4
Share-based compensation	24.0	51.2	38.9
Foreign exchange losses	6.1	44.3	41.4
Deferred income taxes	(8.5)	644.6	236.4
Charge for Venezuelan monetary assets and liabilities	—	(4.2)	53.7
Charge for Venezuelan non-monetary assets	—	101.7	115.7
Loss on deconsolidation of Venezuela	120.5	—	—
Pre-tax gain on sale of business	—	(44.9)	—
Impairment of goodwill	—	6.9	—
Other	(3.3)	11.6	10.8
Changes in assets and liabilities:
Accounts receivable	(216.6)	(184.7)	(179.0)
Inventories	(28.6)	(106.6)	(170.5)
Prepaid expenses and other	16.8	8.7	(77.0)
Accounts payable and accrued liabilities	(17.6)	80.4	142.6
Income and other taxes	(4.7)	50.7	57.5
Noncurrent assets and liabilities	(7.6)	(87.4)	(56.0)
Net cash provided by operating activities of continuing operations	128.0	91.4	288.9
Cash Flows from Investing Activities
Capital expenditures	(93.0)	(92.4)	(126.3)
Disposal of assets	13.3	8.2	15.7
Net proceeds from sale of business	—	208.3	—
Purchases of investments	—	(35.3)	(26.8)
Net proceeds from sale of investments	—	53.7	36.9
Reduction of cash due to Venezuela deconsolidation	(4.5)	—	—
Other investing activities	1.5	—	—
Net cash (used) provided by investing activities of continuing operations	(82.7)	142.5	(100.5)
Cash Flows from Financing Activities
Cash dividends	—	(108.8)	(110.2)
Debt, net (maturities of three months or less)	(36.4)	(59.1)	(22.4)
Proceeds from debt	508.7	7.6	—
Repayment of debt	(733.0)	(261.2)	(66.5)
Net proceeds from exercise of stock options	—	—	.2
Repurchase of common stock	(5.6)	(3.1)	(9.8)
Net proceeds from the sale of Series C convertible preferred stock	426.3	—	—
Other financing activities	(23.0)	(5.9)	—
Net cash provided (used) by financing activities of continuing operations	137.0	(430.5)	(208.7)
Cash Flows from Discontinued Operations
Net cash (used) provided by operating activities of discontinued operations	(67.6)	20.7	70.9
Net cash used by investing activities of discontinued operations	(94.6)	(4.2)	(4.6)
Net cash used by financing activities of discontinued operations	—	(15.0)	(10.1)
Net cash (used) provided by discontinued operations	(162.2)	1.5	56.2

Effect of exchange rate changes on cash and equivalents	(50.4)	(80.7)	(183.3)
Net decrease in cash and equivalents	(30.3)	(275.8)	(147.4)
Cash and equivalents at beginning of year(1)	684.7	960.5	1,107.9
Cash and equivalents at end of year(2)	$654.4	$684.7	$960.5
Cash paid for:
Interest	$87.1	$128.6	$123.8
Income taxes, net of refunds received	$143.3	$162.5	$229.2

(1)	Includes cash and cash equivalents of discontinued operations of $(2.2), $24.1, $17.9 at the beginning of the year in 2016, 2015 and 2014, respectively.

(2)	Includes cash and cash equivalents of discontinued operations of $(2.2) and $24.1 at the end of the year in 2015 and 2014, respectively.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2013	748.8	$189.4	$2,175.6	$4,196.7	$(870.4)	314.9	$(4,581.2)	$17.4	$1,127.5
Net (loss) income				(388.6)				3.7	(384.9)
Other comprehensive loss					(347.2)			(0.6)	(347.8)
Dividends - $0.24 per share				(105.2)					(105.2)
Exercise / vesting of share-based compensation	1.5	(1.8)	41.0			—	—		39.2
Repurchase of common stock						0.7	(9.8)		(9.8)
Purchases and sales of noncontrolling interests, net of dividends paid of $5.0								(5.0)	(5.0)
Income tax expense – stock transactions			(8.7)						(8.7)
Balances at December 31, 2014	750.3	$187.6	$2,207.9	$3,702.9	$(1,217.6)	315.6	$(4,591.0)	$15.5	$305.3
Net (loss) income				(1,148.9)				3.3	(1,145.6)
Other comprehensive loss					(148.6)			(2.0)	(150.6)
Dividends - $0.24 per share				(105.9)					(105.9)
Exercise / vesting of share-based compensation	1.1	0.3	50.7			—	—		51.0
Repurchase of common stock						0.3	(3.1)		(3.1)
Purchases and sales of noncontrolling interests, net of dividends paid of $2.9								(2.9)	(2.9)
Income tax expense – stock transactions			(4.6)						(4.6)
Balances at December 31, 2015	751.4	$187.9	$2,254.0	$2,448.1	$(1,366.2)	315.9	$(4,594.1)	$13.9	$(1,056.4)
Net (loss) income				(107.6)				0.2	(107.4)
Other comprehensive income (loss)					333.0			(0.5)	332.5
Dividends accrued - Series C convertible preferred stock				(18.3)					(18.3)
Exercise / vesting of share-based compensation	3.5	0.9	22.3			—	—		23.2
Repurchase of common stock						1.4	(5.6)		(5.6)
Purchases and sales of noncontrolling interests, net of dividends paid of $1.8								(1.8)	(1.8)
Income tax expense – stock transactions			(2.4)						(2.4)
Balances at December 31, 2016	754.9	$188.8	$2,273.9	$2,322.2	$(1,033.2)	317.3	$(4,599.7)	$11.8	$(836.2)
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
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management L.P. ("Cerberus"), which include a $435 investment in Avon by an affiliate of Cerberus through the purchase of our convertible preferred stock and the separation of the North America business (including approximately $100 of cash, subject to certain adjustments) from Avon into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by an affiliate of Cerberus. These transactions closed in March 2016 and Avon retained approximately 20% ownership in New Avon. Refer to Note 3, Discontinued Operations and Divestitures for additional information regarding the investment by an affiliate of Cerberus and the separation of the North America business. As a result of this transaction, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S.
Principles of Consolidation
The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to allowances for sales returns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, the determination of discount rate and other actuarial assumptions for pension and postretirement benefit expenses, restructuring expense, income taxes and tax valuation allowances, share-based compensation, loss contingencies and the evaluation of goodwill, property, plant and equipment and capitalized software for potential impairment.
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
For financial statements of Avon subsidiaries operating in highly inflationary economies, the United States ("U.S.") dollar is required to be used as the functional currency. At December 31, 2016, none of our consolidated Avon subsidiaries are considered to be operating in a highly inflationary economy. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in other expense, net. Similarly, deferred tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in income taxes in the Consolidated Statements of Operations. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are recorded in U.S. dollars at the historical rates at the time of acquisition of such assets or liabilities.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Venezuela Currency
Currency restrictions enacted by the Venezuelan government since 2003 impacted the ability of Avon Venezuela to obtain foreign currency to pay for imported products. In 2010, we began accounting for our operations in Venezuela under accounting guidance associated with highly inflationary economies.
Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars resulted in lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government significantly limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings. We expected that this lack of exchangeability would continue for the foreseeable future, and as a result, we concluded that, effective March 31, 2016, this condition was other-than-temporary and we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations. As a result, since March 31, 2016, we account for our Venezuelan operations using the cost method of accounting.
As a result of the change to the cost method of accounting, in the first quarter of 2016, we recorded a loss of $120.5 in other expense, net. The loss was comprised of $39.2 in net assets of the Venezuelan business and $81.3 in accumulated foreign currency translation adjustments within AOCI (shareholders' deficit) associated with foreign currency changes before Venezuela was accounted for as a highly inflationary economy. The net assets of the Venezuelan business were comprised of inventories of $23.7, property, plant and equipment, net of $15.0, other assets of $11.4, accounts receivable of $4.6, cash of $4.5, and accounts payable and accrued liabilities of $20.0. Our Consolidated Balance Sheets no longer include the assets and liabilities of our Venezuelan operations, and we no longer include the results of our Venezuelan operations in the Consolidated Financial Statements, and will include income relating to our Venezuelan operations only to the extent that we receive cash for dividends or royalties remitted by Avon Venezuela.
In February 2015, the Venezuelan government announced the creation of a new foreign exchange system referred to as the SIMADI exchange ("SIMADI"), which represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other then available exchange rates; as such, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations. As a result of the change to the SIMADI rate, which caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we had used previously, we recorded an after-tax benefit of $3.4 (a benefit of $4.2 in other expense, net, and a loss of $.8 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of net monetary assets. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets were consumed in operations, negatively impacting operating profit and net income by $18.5 during 2015. Also as a result of the change to the SIMADI rate, we determined that an adjustment of $11.4 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015.
In addition, in February 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of $90.3 to selling, general and administrative expenses was needed to reflect the write-down of the long-lived assets to their estimated fair value of $15.7, which was recorded in the first quarter of 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates.
In February 2014, the Venezuelan government announced a foreign exchange system which began operating in March 2014, referred to as the SICAD II exchange ("SICAD II"). As SICAD II represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other then available exchange rates, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan operations effective March 31, 2014. As a result of the change to the SICAD II rate, which caused the recognition of a devaluation of approximately 88% as compared to the official exchange rate we used previously, we recorded an after-tax loss of $41.8 ($53.7 in other expense, net, and a benefit of $11.9 in income taxes) in the first quarter of 2014, primarily reflecting the write-down of net monetary assets. In addition, as a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SICAD II rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets are consumed in operations, negatively impacting operating profit and net income by $21.4 during 2014. Also as a result, we determined that an adjustment of $115.7 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2014.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Revenue
Other revenue is primarily comprised of shipping and handling and order processing fees billed to Representatives, as well as revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
Cash and Cash Equivalents
Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are generally high-quality, short-term money market instruments with an original maturity of three months or less and consist of time deposits with a number of U.S. and non-U.S. commercial banks and money market fund investments.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. We classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to estimate the level of obsolescence provision.
Prepaid Brochure Costs
Costs to prepare brochures are initially deferred to prepaid expenses and other and are expensed to selling, general and administrative expenses over the campaign length. In addition, fees charged to Representatives for brochures are initially deferred and presented as a reduction to prepaid expenses and other and are recorded as a reduction to selling, general and administrative expenses over the campaign length. The campaign length is typically three to four weeks.
Brochure costs and associated fees that are presented as prepaid expenses and other were $27.2 at December 31, 2016 and $25.8 at December 31, 2015. Additionally, paper stock is purchased in advance of creating the brochures. Prepaid expenses and other include paper supply of $4.3 at December 31, 2016 and $3.8 at December 31, 2015.
Brochure costs expensed to selling, general and administrative expenses amounted to $244.7 in 2016, $256.6 in 2015 and $309.4 in 2014. The fees charged to Representatives recorded as a reduction to selling, general and administrative expenses amounted to $138.6 in 2016, $141.9 in 2015 and $173.2 in 2014.
Property, Plant and Equipment and Capitalized Software
Property, plant and equipment are stated at cost and are depreciated using a straight-line method over the estimated useful lives of the assets. The estimated useful lives generally are as follows: buildings, 45 years; land improvements, 20 years; machinery and equipment, 15 years; and office equipment, five to ten years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Upon disposal of property, plant and equipment, the cost of the assets and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Costs associated with repair and maintenance activities are expensed as incurred.
Certain systems development costs related to the purchase, development and installation of computer software are capitalized and amortized over the estimated useful life of the related project, generally not to exceed five years. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. The other assets balance included unamortized capitalized software costs of $83.9 at December 31, 2016 and $82.4 at December 31, 2015. The amortization expense associated with capitalized software was $30.5, $31.0 and $44.8 for the years ended December 31, 2016, 2015 and 2014, respectively.
We evaluate our property, plant and equipment and capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated pre-tax undiscounted future cash flows

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the asset is determined using revenue and cash flow projections, and royalty and discount rates, as appropriate. See above for more information on Avon Venezuela's long-lived assets.
Goodwill
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
See Note 18, Goodwill for more information regarding Egypt.
Financial Instruments
We use derivative financial instruments, including forward foreign currency contracts, to manage foreign currency exposures.
If applicable, derivatives are recognized in the Consolidated Balance Sheets at their fair values. When we become a party to a derivative instrument and intend to apply hedge accounting, we designate the instrument, for financial reporting purposes, as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we had designated it and it qualified as part of a hedging relationship and further, on the type of hedging relationship. We apply the following:

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred Income Taxes
Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. See Note 8, Income Taxes for more information.
Uncertain Tax Positions
We recognize the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We record interest expense and penalties payable to relevant tax authorities in income taxes in the Consolidated Statements of Operations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs associated with selling; marketing; distribution, including shipping and handling costs; advertising; net brochure costs; research and development; information technology; and other administrative costs, including finance, legal and human resource functions.
Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $489.3 in 2016, $538.8 in 2015 and $695.8 in 2014.
Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $108.9 in 2016, $128.0 in 2015 and $166.4 in 2014.
Research and Development
Research and development costs are expensed as incurred and amounted to $52.1 in 2016, $61.9 in 2015 and $64.7 in 2014. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
Share-based Compensation
All share-based payments to employees are recognized in the financial statements based on their fair value at the date of grant. If applicable, we use a Monte-Carlo simulation to calculate the fair value of performance restricted stock units with market conditions and the fair value of premium-priced stock options.
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
Pension and Postretirement Expense
Pension and postretirement expense is determined based on a number of actuarial assumptions, which are generally reviewed and determined on an annual basis. These assumptions include the discount rate applied to plan obligations, the expected rate of return on plan assets, the rate of compensation increase of plan participants, price inflation, cost-of-living adjustments, mortality rates and certain other demographic assumptions, and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. We recognize the funded status of pension and other postretirement benefit plans in the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of AOCI, net of tax, in shareholders’ equity, until they are amortized as a component of net periodic benefit cost. We recognize prior service costs or credits and actuarial gains and losses beyond a 10% corridor to earnings based on the estimated future service period of the participants. The determination of the 10% corridor utilizes a calculated value of plan assets for our more significant plans, whereby gains and losses are smoothed over three- and five-year periods. We use a December 31 measurement date for all of our employee benefit plans.
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
During 2014, we recorded out-of-period adjustments in our South Latin America segment (primarily related to revenue and selling, general and administrative expenses) which increased income from continuing operations by approximately $15 before tax. The total out-of-period adjustments increasing income from continuing operations during 2014 was approximately $13 before tax (approximately $6 after tax), and the total out-of-period adjustments decreasing income from discontinued operations during 2014 was approximately $7 after tax. We evaluated the total out-of-period adjustments impacting 2014, both individually and in the aggregate, in relation to the quarterly and annual periods in which they originated and the annual period in which they were corrected, and concluded that these adjustments were not material to the consolidated annual financial statements for all impacted periods.
Earnings (Loss) per Share
We compute earnings (loss) per share ("EPS") using the two-class method, which is an earnings (loss) allocation formula that determines earnings (loss) per share for common stock, and earnings (loss) allocated to convertible preferred stock and participating securities, as appropriate. The earnings allocated to convertible preferred stock are the larger of 1) the preferred dividends accrued in the year or 2) the percentage of earnings from continuing operations allocable to the preferred stock as if they had been converted to common stock. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents to the extent any dividends are declared and paid on our common stock. We compute basic EPS by dividing net income (loss) allocated to common shareholders by the weighted-average number of shares outstanding during the year. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of the three years ended December 31 the components of basic and diluted EPS were as follows:

(Shares in millions)	2016	2015	2014
Numerator from continuing operations:
Loss from continuing operations less amounts attributable to noncontrolling interests	$(93.6)	$(799.8)	$(348.1)
Less: Loss allocated to participating securities	1.2	10.9	4.2
Less: Earnings allocated to convertible preferred stock	(18.4)	—	—
Loss from continuing operations allocated to common shareholders	(110.8)	(788.9)	(343.9)
Numerator from discontinued operations:
Loss from discontinued operations less amounts attributable to noncontrolling interests	$(14.0)	$(349.1)	$(40.5)
Less: Loss allocated to participating securities	.2	4.7	.6
Loss from discontinued operations allocated to common shareholders	(13.8)	(344.4)	(39.9)
Numerator attributable to Avon:
Loss attributable to Avon less amounts attributable to noncontrolling interests	$(107.6)	$(1,148.9)	$(388.6)
Less: Loss allocated to participating securities	1.4	15.7	4.7
Less: Earnings allocated to convertible preferred stock	(18.4)	—	—
Loss attributable to Avon allocated to common shareholders	(124.6)	(1,133.2)	(383.9)
Denominator:
Basic EPS weighted-average shares outstanding	437.0	435.2	434.5
Diluted effect of assumed conversion of stock options	—	—	—
Diluted effect of assumed conversion of preferred stock	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	437.0	435.2	434.5
Loss per Common Share from continuing operations:
Basic	$(.25)	$(1.81)	$(.79)
Diluted	(.25)	(1.81)	(.79)
Loss per Common Share from discontinued operations:
Basic	$(.03)	$(.79)	$(.09)
Diluted	(.03)	(.79)	(.09)
Loss per Common Share attributable to Avon:
Basic	$(.29)	$(2.60)	$(.88)
Diluted	(.29)	(2.60)	(.88)
Amounts in the table above may not necessarily sum due to rounding.
During the years ended December 31, 2016, 2015 and 2014, we did not include stock options to purchase 14.2 million shares, 12.7 million shares and 18.0 million shares of Avon common stock, respectively, in the calculations of diluted EPS as we had a loss from continuing operations, net of tax and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation.
For the year ended December 31, 2016, it is more dilutive to assume the Series C Convertible Preferred Stock is not converted into common stock and therefore the weighted-average outstanding shares outstanding were not adjusted by the as-if converted Series C Convertible Preferred Stock because the effect would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive. If the as-if converted Series C Convertible Preferred Stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the year ended December 31, 2016. There were no shares of Series C Convertible Preferred Stock outstanding for the years ended December 31, 2015 and 2014. See Note 16, Series C Convertible Preferred Stock.
NOTE 2. New Accounting Standards
Standards to be Implemented
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which is intended to simplify the accounting for share-based payment transactions. This new guidance will change several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and employer-tax withholding requirements. ASU 2016-09 also clarifies the Statements of Cash Flows presentation for certain components of share-based payment awards.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We will be adopting this new accounting guidance in the first quarter of 2017. We do not believe that this new accounting guidance will have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which resulted in the standard being effective beginning in 2018, with early adoption permitted in 2017. We intend to adopt this new accounting guidance effective January 1, 2018. This new accounting guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption, but we have not yet determined our method of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on the consolidated financial statements. Based on the evaluation completed to-date, we believe that we will need to consider some of our sales incentive programs as a separate deliverable and allocate a portion of the sales transaction price to this deliverable, and we will need to adjust the manner in which we present our allowance for sales returns in the Consolidated Balance Sheets.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all assets and liabilities arising from leases to be recognized in the statement of financial position. This standard is effective as of January 1, 2019. We are currently evaluating the effect that adopting this new accounting guidance will have on the consolidated financial statements.
NOTE 3. Discontinued Operations and Divestitures
Discontinued Operations
North America
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus. The agreements include an investment agreement providing for a $435.0 investment by Cleveland Apple Investor L.P. (“Cerberus Investor”) (an affiliate of Cerberus) in the Company through the purchase of perpetual convertible preferred stock (see Note 16, Series C Convertible Preferred Stock) and a separation and investment agreement providing for the separation of the Company's North America business, which represented the Company's operations in the U.S., Canada and Puerto Rico, from the Company into New Avon, a privately-held company that is majority-owned and managed by Cerberus NA Investor LLC (“Cerberus NA”) (an affiliate of Cerberus). These transactions closed on March 1, 2016.
Proceeds from the sale of the perpetual convertible preferred stock were used to fund the $100 cash contribution into New Avon, approximately $250 was used to reduce debt, and the remainder was used for restructuring and reinvestment in the business. The Company considered that the transactions with affiliates of Cerberus should help to drive enhanced focus on Avon's international markets, revitalize the North America business and deliver long-term value to shareholders.
Cerberus NA contributed approximately $170 of cash into New Avon in exchange for 80.1% of its ownership interests. The Company contributed (i) assets primarily related to our North America business (including approximately $100 of cash, subject to certain adjustments), (ii) certain assumed liabilities (primarily pension and postretirement liabilities) of our North America business and (iii) the employees of our North America business into New Avon in exchange for a 19.9% ownership interest of New Avon. The Company received approximately $6 of cash from New Avon as part of a customary working capital adjustment.
The North America business was previously its own reportable segment and has been presented as discontinued operations for all periods presented as the separation represented a significant strategic shift and was determined to have a major effect on our operations and financial results.
During the fourth quarter of 2015, the Company recorded an estimated loss on sale of discontinued operations of $340.0 before tax ($340.0 after tax) as the carrying value exceeded the estimated fair value less costs to sell. During 2016, the Company recognized an additional loss on sale of $15.6 before tax ($5.4 after tax), respectively. The cumulative loss on sale of $355.6 before tax ($345.4 after tax) represents the net assets contributed into New Avon, including certain pension and postretirement benefit plan liabilities and amounts in AOCI associated with the North America business, which were primarily unrecognized losses associated with our U.S. defined benefit pension plan, and costs to sell, as compared to the implied value of our ownership interests in New Avon, at closing, which was $42.5.
New Avon entered into a perpetual, irrevocable royalty-free licensing agreement with the Company for the use of the Avon brand and certain other intellectual property. Avon and New Avon also entered into a transition services agreement which covers, among other things, information technology, financial services and human resources, as well as other commercial agreements, including research and development, product supply and a sublease of office space from Avon to New Avon. See Note 4, Related Party Transactions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for its ownership interests in New Avon using the equity method of accounting, which results in the Company recognizing its proportionate share of New Avon's income or loss and other comprehensive income or loss. The Company's proportionate share of the post-separation losses of New Avon was $11.9 during 2016, and was recorded within other expense, net. In addition, the Company's proportionate share of the post-separation other comprehensive income of New Avon was $2.2 during 2016, and was recorded within other comprehensive income.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for North America are shown below:

	Year ended December 31,
	2016	2015	2014
Total revenue	$135.2	$1,012.5	$1,203.4
Cost of sales	53.2	404.0	492.4
Selling, general and administrative expenses	91.5	606.2	745.2
Operating (loss) income	(9.5)	2.3	(34.2)
Other income (expense) items	.6	(3.2)	(2.4)
Loss from discontinued operations, before tax	(8.9)	(.9)	(36.6)
Loss on sale of discontinued operations, before tax	(15.6)	(340.0)	—
Income taxes	10.5	(8.2)	(3.8)
Loss from discontinued operations, net of tax	$(14.0)	$(349.1)	$(40.4)
At December 31, 2016 the carrying amounts of assets and liabilities for North America discontinued operations were not material. The carrying amounts of the major classes of assets and liabilities for North America discontinued operations at December 31, 2015 are shown below:

2015
Cash and cash equivalents	$(2.2)
Receivable from continuing operations(1)	100.0
Accounts receivable, net	41.4
Inventories	128.2
Prepaid expenses and other	23.7
Current assets of discontinued operations	$291.1

Property, plant and equipment, net	$171.8
Other assets	8.3
Noncurrent assets of discontinued operations	$180.1

Debt maturing within one year	$5.9
Accounts payable	78.4
Accrued compensation	18.2
Other accrued liabilities(2)	380.6
Other classes of current liabilities that are not major	6.6
Current liabilities of discontinued operations	$489.7

Long-term debt	$29.3
Employee benefit plans	228.2
Other liabilities	.2
Other classes of noncurrent liabilities that are not major	2.5
Noncurrent liabilities of discontinued operations	$260.2
(1) Represents the cash contribution by the Company into New Avon that was made at close of the transactions.
(2) Includes the accrual for the estimated loss on sale of approximately $340 at December 31, 2015.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, there was also $19.4 of net deferred tax assets that was fully offset by a valuation allowance, reflected in discontinued operations associated with the separation of North America.

Divestitures
Liz Earle
On July 9, 2015, the Company sold Liz Earle Beauty Co. Limited (“Liz Earle”) for approximately $215, less expenses of approximately $5. Liz Earle was previously reported within our Europe, Middle East & Africa segment. In 2015, we recorded a gain on sale of $44.9 before tax, which was reported separately in the Consolidated Statements of Operations, and $51.6 after tax, representing the difference between the proceeds, including the expected working capital settlement, and the carrying value of the Liz Earle business on the date of sale. Proceeds from the sale of Liz Earle were used to fund a portion of the Company’s redemption of the $250 principal amount of its 2.375% Notes due March 15, 2016, which occurred on August 10, 2015. See Note 6, Debt and Other Financing for additional information.
NOTE 4. Related Party Transactions
The following tables present the related party transactions, which were solely in connection with the separation of the Company's North America business, as discussed in Note 3, Discontinued Operations and Divestitures:

Year Ended December 31,
2016
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$29.2
Gross profit from sale of product to New Avon(1)	2.3

Cost of sales for purchases from New Avon(2)	4.6

Selling, general and administrative expenses:
Transition services, research and development and subleases(3)	(35.3)
Project management team(4)	2.7
Net reduction of selling, general and administrative expenses	(32.6)

December 31, 2016
Balance Sheet Data
Inventories(5)	$1.0
Receivables due from New Avon(6)	11.6
Payables due to New Avon(7)	.7
Payables due to an affiliate of Cerberus(8)	.6
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. The Company recorded revenue of $29.2, within other revenue, and gross profit of $2.3 associated with this agreement during the year ended December 31, 2016.
(2) New Avon also supplies product to the Company as part of this manufacturing and supply agreement. The Company purchased $5.6 from New Avon associated with this agreement during the year ended December 31, 2016, and recorded $4.6 associated with these purchases within cost of sales during 2016.
(3) The Company entered into a transition services agreement to provide certain services to New Avon, as well as an agreement for research and development and subleases for office space. In addition, New Avon is performing certain services for the Company under a similar transition services agreement. The Company recorded a net $35.3 reduction of selling, general and administrative expenses associated with these agreements during the year ended December 31, 2016, which generally represents a recovery of the related costs.
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016. The Company recorded $2.7 in selling, general

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and administrative expenses associated with these agreements during the year ended December 31, 2016. See Note 15, Restructuring Initiatives for additional information related to the Transformation Plan.
(5) Inventories relate to purchases from New Avon, associated with the manufacturing and supply agreement, which have not yet been sold, and were classified within inventories in the Consolidated Balance Sheets.
(6) The receivables due from New Avon relate to the agreements for transition services, research and development and subleases for office space, as well as the manufacturing and supply agreement, and were classified within prepaid expenses and other in the Consolidated Balance Sheets.
(7) The payables due to New Avon relate to the manufacturing and supply agreement, and were classified within other accrued liabilities in the Consolidated Balance Sheets.
(8) The payables due to an affiliate of Cerberus relate to the agreement for the project management team, and were classified within other accrued liabilities in the Consolidated Balance Sheets.
In addition, the Company issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. The initial liability for the estimated value of such standby letters of credit was $2.1, which was included in the additional loss on sale of the North America business recognized in loss from discontinued operations, net of tax in the Consolidated Statements of Operations during the year ended December 31, 2016. As of December 31, 2016 the Company has a liability $1.6 for the estimated value of such standby letters of credit. The reduction of this estimated liability of $.5 was recognized in other expense, net in the Consolidated Statements of Operations during the year ended December 31, 2016.
See Note 16, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cerberus Investor.
NOTE 5. Inventories
Inventories at December 31 consisted of the following:

	2016	2015
Raw materials	$179.3	$180.5
Finished goods	407.1	443.5
Total	$586.4	$624.0
NOTE 6. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2016	2015
Debt maturing within one year:
Notes payable	$13.5	$50.4
Current portion of long-term debt	4.6	4.8
Total	$18.1	$55.2
Long-term debt:
5.75% Notes, due March 2018	$—	$249.4
4.20% Notes, due July 2018	—	249.6
6.50% Notes, due March 2019	236.8	347.7
Other debt, payable through 2020 with interest from .4% to 11.3%	9.0	12.7
4.60% Notes, due March 2020	408.2	497.3
7.875% Senior Secured Notes, due August 2022	491.0	—
5.00% Notes, due March 2023	483.7	493.7
6.95% Notes, due March 2043	240.8	246.8
Total	1,869.5	2,097.2
Unamortized deferred gain - swap terminations	10.9	58.1
Less current portion	(4.6)	(4.8)
Total long-term debt	$1,875.8	$2,150.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 11.0% at December 31, 2016 and 4.0% at December 31, 2015.
Other debt included obligations under capital leases of $7.6 at December 31, 2016 and $11.7 at December 31, 2015, which primarily relate to leases of automobiles and equipment.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 (the "5.00% Notes") and $250.0 principal amount of 6.95% Notes due March 15, 2043 (the "6.95% Notes") (collectively, the "2013 Notes"). The net proceeds from these 2013 Notes were used to repay outstanding debt. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. On August 10, 2015, we prepaid our 2.375% Notes at a prepayment price equal to 100% of the principal amount of $250.0, plus accrued interest of $3.1 and a make-whole premium of $5.0. In connection with the prepayment of our 2.375% Notes, we incurred a loss on extinguishment of debt of $5.5 before tax in the third quarter of 2015 consisting of the $5.0 make-whole premium for the 2.375% Notes and the write-off of $.5 of debt issuance costs and discounts related to the initial issuance of the 2.375% Notes.
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
In August 2016, we completed cash tender offers which resulted in a reduction of principal of $108.6 of our 5.75% Notes due March 1, 2018 (the "5.75% Notes"), $73.8 of our 4.20% Notes due July 15, 2018 (the "4.20% Notes"), $68.1 of our 6.50% Notes due March 1, 2019 (the "6.50% Notes") and $50.1 of our 4.60% Notes. In connection with the cash tender offers, we incurred a gain on extinguishment of debt of $3.9 before tax in the third quarter of 2016, consisting of a deferred gain of $12.8 associated with the March 2012 and January 2013 interest-rate swap agreement terminations (see Note 9, Financial Instruments and Risk Management), partially offset by the $5.8 of early tender premium paid for the cash tender offers, $1.2 of a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes (see Note 9, Financial Instruments and Risk Management), $1.0 of deal costs and the write-off of $.9 of debt issuance costs and discounts related to the initial issuances of the notes that were the subject of the cash tender offers.
In October 2016, we repurchased $44.0 of our 6.50% Notes, $44.0 of our 4.20% Notes, $40.0 of our 4.60% Notes and $35.2 of our 5.75% Notes. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of $6.2 and accrued interest of $1.1. In connection with these repurchases of debt, we incurred a loss on extinguishment of debt of $1.0 before tax in the fourth quarter of 2016 consisting of the $6.2 premium paid for the repurchases, $.5 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased and $.4 for a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes (see Note 9, Financial Instruments and Risk Management), partially offset by a deferred gain of approximately $6.1 associated with the March 2012 and January 2013 interest-rate swap agreement terminations (see Note 9, Financial Instruments and Risk Management).
On November 30, 2016, we prepaid the remaining principal amount of our 4.20% Notes and 5.75% Notes. The prepayment price was equal to the remaining principal amount of $132.2 for our 4.20% Notes and $106.2 for our 5.75% Notes, plus a make-whole premium of $12.1 for both series of notes and accrued interest of $3.6 for both series of notes. In connection with the prepayment of our 4.20% Notes and 5.75% Notes, we incurred a loss on extinguishment of debt of $2.9 before tax in the fourth quarter of 2016 consisting of the $12.1 make-whole premium, $1.0 of a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes (see Note 9, Financial Instruments and Risk Management) and the write-off of $.3 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid, partially offset by a deferred gain of $10.5 associated with the January 2013 interest-rate swap agreement termination (see Note 9, Financial Instruments and Risk Management).
In December 2016, we repurchased $11.1 of our 5.00% Notes and $6.2 of our 6.95% Notes, and the aggregate repurchase price was equal to the principal amount of the notes, less a discount received of $1.3 and plus accrued interest of $.3. In connection with this repurchase of debt, we incurred a gain on extinguishment of debt of $1.1 before tax in the fourth quarter of 2016 consisting of the $1.3 discount received for the repurchases, partially offset by $.2 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016 and 2015, the carrying values of our public notes were comprised of the following:

	2016				2015
	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total
5.75% Notes, due March 2018	$—	$—	$—	$—	$250.0	$(.2)	$(.4)	$249.4
4.20% Notes, due July 2018	—	—	—	—	250.0	(.2)	(.2)	249.6
6.50% Notes, due March 2019	237.9	(.7)	(.4)	236.8	350.0	(1.4)	(.9)	347.7
4.60% Notes, due March 2020	409.9	(.3)	(1.4)	408.2	500.0	(.4)	(2.3)	497.3
5.00% Notes, due March 2023	488.9	(2.9)	(2.3)	483.7	500.0	(3.5)	(2.8)	493.7
6.95% Notes, due March 2043	243.8	(.6)	(2.4)	240.8	250.0	(.7)	(2.5)	246.8
The indentures governing our outstanding notes described above contain certain customary covenants and customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above, with the exception of our 4.20% Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and, at such time, the outstanding notes are rated below investment grade.
Senior Secured Notes
In August 2016, Avon International Operations, Inc., a wholly-owned domestic subsidiary of the Company (“AIO”), issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $500.0 in aggregate principal amount of 7.875% Senior Secured Notes, which will mature on August 15, 2022 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semi-annually on February 15 and August 15 of each year. The carrying value of the Senior Secured Notes represented the $500.0 principal amount, net of unamortized debt issuance costs of $9.0 at December 31, 2016. This represents the total debt for AIO at December 31, 2016.
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
The indenture governing our Senior Secured Notes contains certain customary covenants and restrictions as well as customary events of default and cross-default provisions. The indenture also contains a covenant requiring AIO and its restricted subsidiaries to, at the end of each year, own at least a certain percentage of the total assets of API and its restricted subsidiaries, subject to certain qualifications. Further, we would be required to make an offer to repurchase all of our Senior Secured Notes, at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, in the event of a change in control involving Avon.
Maturities of Long-Term Debt
Annual maturities of long-term debt, which includes our notes and capital leases outstanding at December 31, 2016, are as follows:

	2017	2018	2019	2020	2021	2022 and Beyond	Total
Maturities	$4.4	$2.5	$238.5	$410.0	$—	$1,233.9	$1,889.3
Other Financing
Revolving Credit Facility
In June 2015, AIO entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. The 2015 facility may be used for general corporate purposes. As of December 31, 2016, there were no amounts outstanding under the 2015 facility. The 2015 facility replaced the Company's previous $1 billion unsecured revolving credit facility (the "2013 facility"). In the second quarter of 2015, $2.5 before tax was recorded for the write-off of issuance costs related to the 2013 facility.
All obligations of AIO under the 2015 facility are (i) unconditionally guaranteed by each material domestic restricted subsidiary of the Company (other than AIO, the borrower), in each case, subject to certain exceptions and (ii) fully guaranteed

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on an unsecured basis by the Company. The obligations of AIO and the subsidiary guarantors are secured by first priority liens on and security interest in substantially all of the assets of AIO and the subsidiary guarantors, in each case, subject to certain exceptions.
The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 6.50% Notes (as defined below) and the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of December 31, 2016, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO, which, as of December 31, 2016, was approximately $46. As of December 31, 2016, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $354, could have been drawn down without violating any covenant.
Letters of Credit
At December 31, 2016 and December 31, 2015, we also had letters of credit outstanding totaling $45.9 and $12.9, respectively. The balance at December 31, 2016 primarily relates to letters of credit issued to lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. The balances at December 31, 2016 and December 31, 2015 both include letters of credit which guarantee various insurance activities. In addition, at December 31, 2015, we had outstanding letters of credit for trade activities and commercial commitments executed in the ordinary course of business, such as purchase orders for normal replenishment of inventory levels.
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Negative Outlook with Ba3 for corporate family debt, B1 for senior unsecured debt, and Ba1 for the Senior Secured Notes; S&P ratings of Positive Outlook with B for corporate family debt and senior unsecured debt and BB- for the Senior Secured Notes; and Fitch rating of Negative Outlook with B+, each of which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements.
NOTE 7. Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI during 2016 and 2015:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Equity Method Investment	Total
Balance at December 31, 2015	$(950.0)	$(1.3)	$(4.3)	$(410.6)	$—	$(1,366.2)
Other comprehensive (loss) income other than reclassifications	(34.9)	—	—	3.1	2.2	(29.6)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $2.7(1)	—	1.3	—	—	—	1.3
Amortization of net actuarial loss and prior service cost, net of tax of $.7(2)	—	—	—	17.3	—	17.3
Deconsolidation of Venezuela, net of tax of $0.0	81.3	—	—	.8	—	82.1
Separation of North America, net of tax of $10.2	(10.0)	—	—	269.2	—	259.2
Closure of Thailand market	2.7	—	—	—	—	2.7
Total reclassifications into earnings	74.0	1.3	—	287.3	—	362.6
Balance at December 31, 2016	$(910.9)	$—	$(4.3)	$(120.2)	$2.2	$(1,033.2)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2014	$(677.0)	$(3.2)	$(4.3)	$(533.1)	$(1,217.6)
Other comprehensive (loss) income other than reclassifications	(273.0)	—	—	40.7	(232.3)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	1.9	—	—	1.9
Amortization of net actuarial loss and prior service cost, net of tax of $1.2(2)	—	—	—	81.8	81.8
Total reclassifications into earnings	—	1.9	—	81.8	83.7
Balance at December 31, 2015	$(950.0)	$(1.3)	$(4.3)	$(410.6)	$(1,366.2)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general and administrative expenses, and related taxes reclassified to income taxes.
Foreign exchange net losses of $23.7, $21.9 and $18.2 for 2016, 2015 and 2014, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income (Loss).
NOTE 8. Income Taxes
(Loss) income from continuing operations, before taxes for the years ended December 31 was as follows:

	2016	2015	2014
United States	$(403.0)	$(230.3)	$(185.0)
Foreign	434.2	253.0	385.8
Total	$31.2	$22.7	$200.8
The U.S. loss before taxes, for the years ended December 31, 2016, 2015 and 2014, does not include dividend income from foreign subsidiaries. The provision for income taxes for the years ended December 31 was as follows:

	2016	2015	2014
Federal:
Current	$—	$—	$—
Deferred	—	668.3	207.9
Total Federal	—	668.3	207.9
Foreign:
Current	128.5	173.9	309.3
Deferred	(4.2)	(24.3)	(11.4)
Total Foreign	124.3	149.6	297.9
State and Local:
Current	.3	.7	(.4)
Deferred	—	.6	39.9
Total State and other	.3	1.3	39.5
Total	$124.6	$819.2	$545.3
The presentation of the federal and foreign tax provisions for the years ended December 31, 2015 and 2014 have been revised to reflect certain taxes, primarily withholding taxes, as foreign taxes, which were previously reported as federal taxes. While the withholding taxes associated with remittances to the U.S. parent from foreign subsidiaries is a tax paid to a foreign government on behalf of our U.S. entity, since our U.S. entity is not benefiting from the credit for those foreign taxes paid as it is in a loss position, we believe that the categorization as foreign taxes is a better presentation of these taxes. The amounts now reflected as foreign taxes, previously reported as federal taxes, were $41.6 and $57.3 for the years ended December 31, 2015 and 2014, respectively. This change in presentation did not have an impact on the Consolidated Statements of Operations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate for the years ended December 31 was as follows:

	2016	2015	2014
Statutory federal rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	.6	2.5	7.0
Tax on foreign income	(24.4)	141.4	(6.5)
Tax on uncertain tax positions	34.1	8.2	17.3
Venezuela deconsolidation, devaluation and highly inflationary accounting	23.9	168.1	27.4
FCPA accrual	—	—	(7.1)
Reorganizations	(93.6)	(173.5)	—
Net change in valuation allowances	375.1	3,395.6	193.9
Imputed royalties and associated non-deductible expenses	50.3	41.2	4.7
Research credits	(5.4)	(8.9)	(1.0)
Other	3.8	(.8)	.9
Effective tax rate	399.4%	3,608.8%	271.6%
In the fourth quarter of 2015, the Company recognized a benefit of $18.7 associated with the initial stages of implementation of foreign tax planning strategies which is reflected within the "Reorganizations" line above. We completed the implementation of these tax planning strategies and recognized an additional benefit of $29.3 in the first quarter of 2016.
Deferred tax assets (liabilities) resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes at December 31 consisted of the following:

	2016	2015
Deferred tax assets:
Tax loss and deduction carryforwards	$2,033.0	$899.9
Tax credit carryforwards	874.0	746.1
Accrued expenses and reserves	219.4	183.4
Capitalized expenses	124.5	171.0
Pension and postretirement benefits	44.3	129.2
All other	355.8	234.9
Valuation allowance	(3,296.0)	(2,090.1)
Total deferred tax assets	355.0	274.4
Deferred tax liabilities	$(215.1)	$(123.8)
Net deferred tax assets	$139.9	$150.6
The presentation of the deferred tax balances at December 31, 2015 has been revised to include a foreign net operating loss deferred tax asset of $118.0 and a related valuation allowance of $118.0. This change in presentation did not have an impact on the Consolidated Balance Sheets.
Deferred tax assets (liabilities) at December 31 were classified as follows:

	2016	2015
Deferred tax assets:
Other assets	$162.1	$172.8
Total deferred tax assets	162.1	172.8
Deferred tax liabilities:
Long-term income taxes	$(22.2)	$(22.2)
Total deferred tax liabilities	(22.2)	(22.2)
Net deferred tax assets	$139.9	$150.6
At December 31, 2016, we had recognized deferred tax assets of $874.0 relating to U.S. tax credit carryforwards (foreign tax credits, minimum tax credits, research and experimentation credits and investment tax credits) for which a valuation allowance of $874.0 has been provided. The U.S. tax credit carryforwards consist of foreign tax credits of $815.8 which are subject to

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expiration between 2018 and 2026; minimum tax credits of $35.9 which are not subject to expiration; research and experimentation credits of $18.0 which are subject to expiration between 2027 and 2036 and U.S. investment tax credits of $4.3 which are subject to expiration between 2020 and 2031.
At December 31, 2016, we had recognized deferred tax assets of $2,033.0 relating to foreign, state tax and federal loss carryforwards for which a valuation allowance of $1,994.1 has been provided. The deferred tax assets relating to tax loss carryforwards consist of $1,935.3 of foreign tax loss carryforwards, for which a valuation allowance of $1,896.4 has been provided, and state tax loss carryforwards of $97.7, for which a valuation allowance of $97.7 has been provided.
The foreign tax loss carryforwards at December 31, 2016 were $7,510.7, of which $7,118.3 are not subject to expiration and $392.4 are subject to expiration between 2017 and 2031. The state tax loss carryforwards at December 31, 2016, after taking into consideration the estimated effects of pre-apportionment states, were $1,579.6 which are subject to expiration between 2017 and 2036.
At December 31, 2016, as a result of our U.S. liquidity profile, we continue to assert that our foreign earnings are not indefinitely reinvested. Accordingly, we adjusted our deferred tax liability to account for the balance of our undistributed earnings of foreign subsidiaries and for the tax effect of earnings that were actually repatriated to the U.S. during the year. The deferred tax liability associated with the Company’s undistributed earnings decreased by $2.2, resulting in a deferred tax liability balance of $87.0 related to the incremental tax cost on $1.4 billion of undistributed foreign earnings at December 31, 2016. This deferred income tax liability amount is net of the estimated foreign tax credits that would be generated upon the repatriation of such earnings. The repatriation of foreign earnings may result in the utilization of a portion of our excess foreign tax credit carryforwards in the year of repatriation; therefore the utilization of our foreign tax credit carryforwards is dependent on the amount, timing and jurisdictional source of dividend repatriations.
At December 31, 2016, the valuation allowance primarily represents amounts for all U.S. deferred tax assets, certain foreign tax loss carryforwards and certain other foreign deferred tax assets. The recognition of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. Tax planning strategies were also considered and evaluated as support for the realization of deferred tax assets. Where these sources of income existed along with sufficient positive evidence that indicated it was more likely than not that such sources of income could be relied upon, then the deferred tax assets were not reduced by a valuation allowance.
During 2015, the Company recorded an additional valuation allowance for the remaining U.S. deferred tax assets of $669.7. The increase in the valuation allowance resulted from management’s determination that it was no longer more likely than not to realize the tax benefits expected to be obtained from tax planning strategies associated with an anticipated accelerated receipt in the U.S. of foreign source income. As the U.S. dollar had further strengthened against currencies of some of our key markets during 2015, the benefits associated with the Company’s tax planning strategies were no longer sufficient for the Company to continue to conclude that its tax planning strategies were prudent. In the absence of any alternative prudent tax planning strategies and other sources of future taxable income, it was determined that a full valuation allowance should be recorded. Although the Company continues to expect that it will generate taxable income and tax liability in the U.S., the Company is expected to offset its current and future tax liability with foreign tax credits, and as a result, the expected level of future taxable income and tax liability is not adequate to realize the benefit of previously recorded deferred tax assets. Although the Company may not be able to recognize a financial statement benefit associated with its deferred tax assets, the Company will continue to manage and plan for the utilization of its deferred tax assets to avoid the expiration of deferred tax assets that have limited lives.
During 2014, the Company’s expected net foreign source income was reduced significantly, primarily due to the strengthening of the U.S. dollar against currencies for some of our key markets and, to a lesser extent, the finalization of the Foreign Corrupt Practices Act ("FCPA") settlements. This strengthening of the U.S. dollar reduced the expected dividends and royalties that could be remitted to the U.S. by our foreign subsidiaries, particularly Russia, Brazil, Mexico and Colombia. The effectiveness of our tax planning strategies, including the repatriation of foreign earnings and the acceleration of royalties from our foreign subsidiaries, was also negatively impacted by the strengthening of the U.S. dollar. In addition, the finalization of the FCPA settlements, which included a $68 fine related to Avon China in connection with the U.S. Department of Justice (the "DOJ") settlement and $67 in disgorgement and prejudgment interest related to Avon Products, Inc. in connection with the U.S. Securities and Exchange Commission (the "SEC") settlement, negatively impacted expected future repatriation of foreign earnings and reduced current U.S. taxable income, respectively. As a result of these developments, we determined that we may not generate sufficient taxable income to realize all of our U.S. deferred tax assets. As such, we recorded a valuation allowance of $441 to reduce our U.S. deferred tax assets to an amount that is "more likely than not" to be realized, of which $367 was recorded to income taxes in the Consolidated Statements of Income and the remainder was recorded to various components of other comprehensive (loss) income.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions
At December 31, 2016, we had $58.7 of total gross unrecognized tax benefits of which approximately $43.1 would favorably impact the provision for income taxes, if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2013	$26.0
Additions based on tax positions related to the current year	1.4
Additions for tax positions of prior years	37.7
Reductions for tax positions of prior years	(4.7)
Reductions due to lapse of statute of limitations	(1.7)
Reductions due to settlements with tax authorities	(2.0)
Balance at December 31, 2014	56.7
Additions based on tax positions related to the current year	3.5
Additions for tax positions of prior years	5.7
Reductions for tax positions of prior years	(1.5)
Reductions due to lapse of statute of limitations	(.4)
Reductions due to settlements with tax authorities	(11.0)
Balance at December 31, 2015	53.0
Additions based on tax positions related to the current year	1.8
Additions for tax positions of prior years	9.4
Reductions for tax positions of prior years	(2.8)
Reductions due to lapse of statute of limitations	(.7)
Reductions due to settlements with tax authorities	(2.0)
Balance at December 31, 2016	$58.7
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recorded expense of $2.5, $2.8 and $.9 for interest and penalties, net of taxes during 2016, 2015 and 2014, respectively. At December 31, 2016 and December 31, 2015 we had $9.3 and $6.6, respectively, recorded for interest and penalties, net of tax benefit.
We file income tax returns in the U.S. and foreign jurisdictions. As of December 31, 2016, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2010-2016
Mexico	2011-2016
Philippines	2013-2016
Poland	2011-2016
Russia	2014-2016
United States (Federal)	2014-2016
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of $14 to $30 within the next twelve months due to the closure of tax years by expiration of the statute of limitations, audit closures and settlements.
NOTE 9. Financial Instruments and Risk Management
We operate globally, with manufacturing and distribution facilities in various countries around the world. We may reduce our exposure to fluctuations in the fair value and cash flows associated with changes in interest rates and foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments. If we use foreign currency-rate sensitive and interest-rate sensitive instruments to hedge a certain portion of our existing and forecasted transactions, we would expect that any gain or loss in value of the hedge instruments generally would be offset by decreases or increases in the value of the underlying forecasted transactions. As of December 31, 2016, we do not have any interest-rate swap agreements.
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2016:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.6	Accounts payable	$3.0
Total derivatives not designated as hedges		$.6		$3.0
Total derivatives		$.6		$3.0

The following table presents the fair value of derivative instruments outstanding at December 31, 2015:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.2	Accounts payable	$1.1
Total derivatives not designated as hedges		$1.2		$1.1
Total derivatives		$1.2		$1.1

Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of December 31, 2016 and 2015, all designated interest-rate swap agreements have been terminated either in conjunction with repayment of the associated debt or in the January 2013 and March 2012 transactions described below. Approximately 1% and approximately 2% of our debt portfolio at December 31, 2016 and 2015, respectively, was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. The interest-rate swap agreements were terminated in order to improve our capital structure, including increasing our ratio of fixed-rate debt. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. During the years ended December 31, 2016 and December 31, 2015, the net impact of the gain amortization was $35.4 and $14.6, respectively, including $23.6 related to the extinguishment of debt during the year ended December 31, 2016 (see Note 6, Debt and Other Financing). At December 31, 2016, there is no unamortized deferred gain associated with the January 2013 interest-rate swap termination, as the underlying debt obligations have been paid.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. The interest-rate swap agreements were terminated in order to increase our ratio of fixed-rate debt. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. During the years ended December 31, 2016 and 2015, the net impact of the gain amortization was $11.9 and $6.6, respectively, including $5.8 related to the extinguishment of debt during the year ended December 31, 2016 (see Note 6, Debt and Other Financing). At December 31, 2016, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $10.9, and was classified within long-term debt in the Consolidated Balance Sheets.
At times, we may de-designate the hedging relationship of a receive-fixed/pay-variable interest-rate swap agreement. In these cases, we enter into receive-variable/pay fixed interest-rate swap agreements that are designated to offset the gain or loss on the de-designated contract. At December 31, 2016 and 2015, we do not have any undesignated interest-rate swap agreements.
During 2007, we entered into treasury lock agreements (the "2007 locks") with notional amounts totaling $500.0 that expired on July 31, 2008. The 2007 locks were designated as cash flow hedges of the anticipated interest payments on $250.0 principal amount of notes due in 2013 and $250.0 principal amount of the 2018 Notes. The losses on the 2007 locks of $38.0 were recorded in AOCI. $19.2 of the losses were amortized to interest expense in the Consolidated Statements of Operations over

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

five years and $18.8 were being amortized over ten years. During 2016, we accelerated the recognition of $2.6 of the losses on the 2007 locks related to the extinguishment of debt (see Note 6, Debt and Other Financing). As a result, there are no more unamortized deferred losses relating to the treasury lock agreements in AOCI.
For the years ended December 31, 2016 and 2015, treasury lock agreements impacted AOCI as follows:

	2016	2015
Pre-tax net unamortized deferred losses at beginning of year(1)	$(4.0)	$(5.9)
Reclassification of net losses to earnings	4.0	1.9
Pre-tax net unamortized deferred losses at end of year(1)	$—	$(4.0)
(1) Amounts above exclude taxes of $2.7 at the beginning of year in 2016 and 2015 and at the end of year in 2015.
Foreign Currency Risk
We use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2016, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $125 for various currencies.
We use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During 2016 and 2015, we recorded losses of $13.5 and $2.7, respectively, in other expense, net in the Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during 2016 and 2015, we recorded a gain of $10.4 and a loss $2.5, respectively, related to the intercompany loans, caused by changes in foreign currency exchange rates.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $.6 at December 31, 2016. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
NOTE 10. Fair Value
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	.6	.6
Total	$2.8	$.6	$3.4
Liabilities:
Foreign exchange forward contracts	$—	$3.0	$3.0
Total	$—	$3.0	$3.0
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	1.2	1.2
Total	$2.8	$1.2	$4.0
Liabilities:
Foreign exchange forward contracts	$—	$1.1	$1.1
Total	$—	$1.1	$1.1
The tables above exclude our defined benefit pension and postretirement plan assets. See Note 12, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 12, Employee Benefit Plans). The foreign exchange forward contracts are hedges of either recorded assets or liabilities or anticipated transactions. The underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above (see Note 9, Financial Instruments and Risk Management).
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
The impairment analyses performed for goodwill require several estimates in computing the estimated fair value of a reporting unit. As part of our goodwill impairment analysis, we typically use a DCF approach to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach that we would generally expect a market participant would use. In estimating the fair value of our reporting units utilizing a DCF approach, we typically forecast revenue and the resulting cash flows for periods of five to ten years and include an estimated terminal value at the end of the forecasted period. When determining the appropriate forecast period for the DCF approach, we consider the amount of time required before the reporting unit achieves what we consider a normalized, sustainable level of cash flows. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors.
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
In February 2015, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of $90.3 to selling, general and administrative expenses was recorded to reflect the write-down of the long-lived assets to their estimated fair value, which was $15.7 at March 31, 2015. The fair value of Avon Venezuela's long-lived assets was determined using both market and cost valuation approaches. The valuation analysis performed required several estimates, including market conditions and inflation rates. As discussed in Note 1, Description of the Business and Summary of Significant Accounting Policies, we concluded that, effective March 31, 2016, we deconsolidated our Venezuelan operations. Our Consolidated Balance Sheets no longer include the assets and liabilities of our Venezuelan operations, and we no longer include the results of our Venezuelan operations in the Consolidated Financial Statements.
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at December 31 consisted of the following:

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.8	$2.8	$2.8	$2.8
Debt maturing within one year(1)	(18.1)	(18.1)	(55.2)	(55.2)
Long-term debt(1)	(1,875.8)	(1,877.5)	(2,150.5)	(1,622.7)
Foreign exchange forward contracts	(2.4)	(2.4)	.1	.1
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
NOTE 11. Share-Based Compensation Plans
The Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (the “2013 Plan”) and the Avon Products, Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"), which are shareholder-approved plans, provide for several types of share-based incentive compensation awards including stock options, restricted stock, restricted stock units and performance restricted stock units. Following shareholder approval of the 2016 Plan in May 2016, there were no further awards made under the 2013 Plan. Under the 2013 Plan, the maximum number of shares that may be awarded is 55,000,000 shares, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or SAR, by each share subject to such an award and (ii) in the case of the grant of an award payable in shares other than an option or SAR by 3.13 multiplied by

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

each share subject to such an award. Under the 2016 Plan, the maximum number of shares that may be awarded is 48,000,000 shares, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or SAR, by each share subject to such an award and (ii) in the case of the grant of an award payable in shares other than an option or SAR by 2.4 multiplied by each share subject to such an award. Shares issued under share-based awards will be primarily funded with issuance of new shares.
We have issued stock options under the 2016 Plan, and restricted stock units and performance restricted stock units under the 2013 Plan and the 2016 Plan. We also have outstanding stock options under our prior shareholder-approved plans. Stock option awards are granted with an exercise price generally equal to the closing market price of our stock at the date of grant. Stock options generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock units granted to Associates generally vest and settle after three years. Restricted stock units awarded to non-management directors vest in approximately one year and settle upon a director's departure from the Board of Directors. Performance restricted stock units generally vest after three years only upon the satisfaction of certain performance conditions.
For the years ended December 31:

	2016	2015	2014
Compensation cost for stock options, performance restricted stock units and restricted stock units	$24.0	$51.2	$38.9
Total income tax benefit recognized for share-based arrangements	1.9	4.1	3.2
All of the compensation cost for stock options, performance restricted stock units and restricted stock units, including those that will be funded with treasury shares, for 2016, 2015 and 2014 was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
Stock Options
During 2016, we granted premium-priced stock options, in which the exercise price was equal to a 30% premium from the closing market price of our stock price at the date of grant. The premium-priced stock options vest on a three-year graded vesting schedule. The fair value of each premium-priced stock option is estimated on the date of grant using a Monte-Carlo simulation. When estimating the fair value of each option, we used the following weighted-average assumptions for options granted during the year ended December 31, 2016:

Risk-free rate(1)	1.6%
Expected term(2)	7 years
Expected Avon volatility(3)	39%
Expected dividends	—%

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)	The expected term of the option was based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of 10 years.

(3)	Expected Avon volatility was based on the weekly historical volatility of our stock price, over a period similar to the expected life of the option.
The weighted-average grant-date fair value per share of options granted were $1.37 during 2016. There were no stock options granted during 2015 or 2014.
A summary of stock options as of December 31, 2016, and changes during 2016, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	11,648	$28.70
Granted	6,059	5.53
Exercised	—	—
Forfeited	(634)	5.49
Expired	(2,249)	29.28
Outstanding at December 31, 2016	14,824	$20.09	4.8	$—
Exercisable at December 31, 2016	8,744	$27.94	2.2	$—

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates. At December 31, 2016, there was $3.3 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 2.1 years.
There were no stock options exercised during 2016 or 2015. Cash proceeds, tax obligations and intrinsic value related to total stock options exercised during 2014 were as follows:

2014
Cash proceeds from stock options exercised	$.2
Tax obligation realized for stock options exercised	—
Intrinsic value of stock options exercised	—
Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units
During 2014, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions over three years. We have adjusted the compensation cost recognized to-date to reflect our performance. The fair value of restricted stock units, and performance restricted stock units granted in 2014 was determined based on the closing price of our common stock on the date of grant.
During 2015, we granted performance restricted stock units that would vest and settle after three years only upon the satisfaction of certain performance conditions over two years ("2015 PRSUs"). In addition, if the performance conditions are achieved above target, these performance restricted stock units are subject to a market condition in which the number of performance restricted stock units that vest will be limited to the target amount if the Company’s absolute total shareholder return during the three-year service period is negative. We have adjusted the compensation cost recognized to-date to reflect our performance, which reflects an estimated payout below target, and as such, the absolute total shareholder return market condition will not impact the number of performance restricted stock units that vest.
In 2016, we granted performance restricted stock units that would vest and settle after three years based on the relative total shareholder return of our common stock against companies included in the S&P 400 index as of the date of grant over a three year performance period ("2016 PRSUs"). The grant date fair value per share of these awards already reflects the estimated probability of achieving the market condition, and therefore we record the expense ratably over the performance period.
The fair value of the 2016 PRSUs and 2015 PRSUs was estimated on the date of grant using a Monte-Carlo simulation that estimates the fair value based on the Company's share price activity, expected term of the award, risk-free interest rate, expected dividends and the expected volatility of the stock of the Company. When estimating the fair value of the 2016 PRSUs and the 2015 PRSUs, we used the following weighted-average assumptions:

	2016 PRSUs	2015 PRSUs
Risk-free rate(1)	1.1%	1.1%
Expected Avon volatility(2)	56%	38%
Expected average volatility(3)	28%	N/A
Expected dividends	—%	3%

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the three year performance period, in effect at the time of grant.

(2)
Expected Avon volatility was based on the weekly historical volatility of our stock price, over a period similar to the three year performance period of the 2016 PRSUs and the three year service period of the 2015 PRSUs.

(3)
Expected average volatility was based on the weekly historical volatility of the stock prices of each member of companies included in the S&P 400 index as of the date of the grant, over a period similar to the three year performance period of the 2016 PRSUs.

The weighted-average grant-date fair value per share of the 2016 PRSUs and 2015 PRSUs was $4.42 and $7.49, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of restricted stock and restricted stock units at December 31, 2016, and changes during 2016, is as follows:

	Restricted Stock And Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2016	6,022	$12.62
Granted	2,150	4.27
Vested	(1,740)	16.62
Forfeited	(1,076)	9.45
December 31, 2016	5,356	$8.64
A summary of performance restricted stock units at December 31, 2016, and changes during 2016, is as follows:

	Performance Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2016(1)	5,334	$13.51
Granted	1,578	4.47
Vested	(1,199)	20.20
Forfeited	(791)	13.39
December 31, 2016(1)	4,922	$8.99
(1) Based on initial target payout.
The total fair value of restricted stock units and performance restricted stock units that vested during 2016 was $12.1, based upon market prices on the vesting dates. At December 31, 2016, there was $16.9 of unrecognized compensation cost related to these restricted stock, restricted stock units and performance restricted stock units compensation arrangements outstanding. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Later in 2015, we granted 1,123,183 performance restricted stock units that vested and settled in 2016 only upon the satisfaction of certain performance conditions through 2015. The terms of this award did not result in a fair value measurement date until 2016. During 2016 and 2015, we recognized compensation cost of $2.0 and $1.6, respectively, for these performance restricted stock units.
Restricted Stock Units and Performance Restricted Stock Units Funded With Treasury Shares
In March 2015 and April 2012, we granted 489,596 and 200,000 restricted stock units, respectively, that will be funded with treasury shares, outside of our shareholder-approved plans, in reliance upon The New York Stock Exchange rules. The restricted stock units granted in March 2015 have a weighted-average grant-date fair value of $9.00 and vest and settle ratably over three years. The restricted stock units granted in April 2012 have a weighted-average grant-date fair value of $21.69 and vest and settle ratably over five years. During 2016, 203,199 of these restricted stock units vested, and 366,397 of these restricted stock units were outstanding at December 31, 2016. During 2016, 2015 and 2014, we recognized compensation cost of $1.7, $2.7 and $.8, respectively, for these restricted stock units. At December 31, 2016, there was $.8 of unrecognized compensation cost related to these restricted stock units.
In March 2015, we granted 121,951 performance restricted stock units that will be funded with treasury shares, outside of the 2013 Plan, in reliance upon The New York Stock Exchange rules. These performance restricted stock units have a weighted-average grant-date fair value of $7.49 and the same terms exist for these awards as the 2015 PRSUs discussed above. All of these performance restricted stock units were outstanding at December 31, 2016. During 2016 and 2015, we recognized compensation cost of $.1 and $.2, respectively, for these performance restricted stock units. At December 31, 2016, there was $.2 of unrecognized compensation cost related to these performance restricted stock units.
NOTE 12. Employee Benefit Plans
Savings Plan
We offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $3.8 in 2016, $4.0 in 2015 and $5.0 in 2014, which follow the same investment allocation that the participant has selected for his or her own contributions. Prior to the separation of the North America business, the costs associated with the contributions to the PSA were allocated

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates. See Note 3, Discontinued Operations and Divestitures.
For U.S.-based employees hired on or after January 1, 2015, we made additional contributions to a Retirement Savings Account ("RSA") within the PSA. Such contributions will range from 3% to 6% of a participant's eligible compensation depending on the sum of the participant's age and length of service (as of December 31 of the prior year). Investment of such contributions will follow the same investment allocation that the participant has selected for his or her own contributions to the PSA. A participant will be vested in the RSA generally after three full years of applicable service.
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
Our largest non-U.S. defined benefit pension plan is in the United Kingdom ("UK"). Benefits under the UK defined benefit pension plan were frozen as of April 1, 2013. The U.S. defined benefit pension plan, the Avon Products, Inc. Personal Retirement Account Plan (the "PRA"), is closed to employees hired on or after January 1, 2015. Qualified retirement benefits for U.S.-based employees hired on or after January 1, 2015 will be provided solely through the PSA, as described above.
As part of the separation of the North America business, we transferred $499.6 of pension liabilities under the PRA associated with current and former employees of the North America business and certain other former Avon employees, along with $355.9 of assets held by the PRA, to a defined benefit pension plan sponsored by New Avon. We also transferred $60.4 of other postretirement liabilities (namely, retiree medical and supplemental pension liabilities) in respect of such employees and former employees. See Note 3, Discontinued Operations and Divestitures. We continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon outside of the North America business. Prior to this separation, our net periodic benefit costs for the U.S. pension and postretirement benefit plans were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates.
We provide health care benefits, subject to certain limitations, to many retired associates in the U.S. and certain foreign countries. In the U.S., such health care benefits for Corporate Avon associates hired on or before January 1, 2005 are in the form of a health reimbursement account ("HRA"). U.S. Corporate Avon associates hired after January 1, 2005 are not eligible for retiree health care benefits.
We recognize the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of AOCI, net of tax, in shareholders’ equity, until they are amortized as a component of net periodic benefit cost. We recognize prior service costs or credits and actuarial gains and losses beyond a 10% corridor to earnings based on the estimated future service period of the participants. The determination of the 10% corridor utilizes a calculated value of plan assets for our more significant plans, whereby gains and losses are smoothed over three- and five-year periods.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Benefit Obligations, Plan Assets and Funded Status
The following table summarizes changes in the benefit obligation, plan assets and the funded status of our significant defined benefit pension and postretirement plans. We use a December 31 measurement date for all of our employee benefit plans.

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Change in Benefit Obligation:
Beginning balance	$(606.8)	$(705.2)	$(667.7)	$(777.6)	$(76.6)	$(93.4)
Service cost	(6.4)	(13.0)	(5.0)	(5.3)	(.1)	(.7)
Interest cost	(6.5)	(25.1)	(21.8)	(23.6)	(1.7)	(3.7)
Actuarial (loss) gain	(7.5)	44.4	(95.9)	54.3	2.6	5.7
Plan participant contributions	—	—	—	—	—	(2.5)
Benefits paid	26.0	92.1	37.3	35.6	1.4	7.9
Plan amendments	—	—	—	—	(1.0)	9.0
Curtailments	.2	—	1.0	.2	—	—
Settlements	—	—	—	—	—	—
Special termination benefits	—	—	—	—	(.1)	—
Divestitures	509.9	—	—	—	50.1	—
Venezuela deconsolidation	—	—	1.5	—	—	—
Foreign currency changes and other	3.5	—	97.7	48.7	(.6)	1.1
Ending balance	$(87.6)	$(606.8)	$(652.9)	$(667.7)	$(26.0)	$(76.6)
Change in Plan Assets:
Beginning balance	$408.3	$506.5	$576.3	$607.9	$—	$—
Actual return on plan assets	.7	(13.7)	153.6	16.3	—	—
Company contributions	26.6	7.6	20.0	21.6	1.4	5.4
Plan participant contributions	—	—	—	—	—	2.5
Benefits paid	(26.0)	(92.1)	(37.3)	(35.6)	(1.4)	(7.9)
Divestitures	(355.9)	—	—	—	—	—
Foreign currency changes and other	(2.3)	—	(98.9)	(33.9)	—	—
Ending balance	$51.4	$408.3	$613.7	$576.3	$—	$—
Funded Status:
Funded status at end of year(1)	$(36.2)	$(198.5)	$(39.2)	$(91.4)	$(26.0)	$(76.6)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$54.8	$8.1	$—	$—
Accrued compensation	(1.7)	(6.6)	(1.4)	(1.6)	(2.4)	(6.9)
Employee benefit plans liability	(34.5)	(191.9)	(92.6)	(97.9)	(23.6)	(69.7)
Net amount recognized(1)	$(36.2)	$(198.5)	$(39.2)	$(91.4)	$(26.0)	$(76.6)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$49.5	$310.2	$176.5	$239.6	$1.7	$15.5
Prior service credit	(.2)	(1.4)	(1.0)	(1.2)	(1.6)	(29.1)
Total pretax amount recognized	$49.3	$308.8	$175.5	$238.4	$.1	$(13.6)
Supplemental Information:
Accumulated benefit obligation	$85.2	$601.7	$182.3	$185.0	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$87.6	$606.8	$200.8	$207.3	N/A	N/A
Fair value plan assets	51.4	408.3	106.8	107.8	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$87.6	$606.8	$182.8	$186.3	N/A	N/A
Accumulated benefit obligation	85.2	601.7	172.8	173.7	N/A	N/A
Fair value plan assets	51.4	408.3	92.9	93.7	N/A	N/A
(1) Includes $145.7 of the U.S. pension plans net liability and $53.6 of the postretirement benefit plans net liability (related to the U.S.) at December 31, 2015, which are included in discontinued operations. Amounts associated with the pension and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above.
The U.S. pension plans include a funded qualified plan (the PRA) and unfunded non-qualified plans. As of December 31, 2016, the PRA had benefit obligations of $75.5 and plan assets of $51.4. As of December 31, 2015, the PRA had benefit obligations of $578.4 and plan assets of $408.3, of which $507.6 and $374.8, respectively, are included in discontinued operations. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans. The Non-U.S. pension plans include a funded qualified pension plan in the UK. As of December 31, 2016, the UK qualified pension plan had benefit obligations of $448.6 and plan assets of $502.0. As of December 31, 2015, the UK qualified pension plan had benefit obligations of $456.1 and plan assets of $462.0.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost:
Service cost	$6.4	$13.0	$14.1	$5.0	$5.3	$6.0	$.1	$.7	$.7
Interest cost	6.5	25.1	27.8	21.8	23.6	31.0	1.7	3.7	4.1
Expected return on plan assets	(8.2)	(32.6)	(35.8)	(33.0)	(36.4)	(36.4)	—	—	—
Amortization of prior service credit	(.2)	(.7)	(.3)	(.1)	(.1)	(.1)	(1.2)	(4.0)	(4.4)
Amortization of net actuarial losses	10.8	43.7	45.1	6.5	8.4	6.5	.3	1.8	1.3
Amortization of transition obligation	—	—	—	—	.1	—	—	—	—
Settlements/curtailments	.1	27.9	38.0	.3	.5	2.7	(.1)	—	(2.7)
Net periodic benefit cost(2)	$15.4	$76.4	$88.9	$.5	$1.4	$9.7	$.8	$2.2	$(1.0)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Actuarial losses (gains)	$13.6	$1.8	$105.9	$(24.6)	$(34.2)	$97.0	$(2.6)	$(5.6)	$2.0
Prior service (credit) cost	—	—	(2.0)	—	—	—	1.0	(9.0)	—
Amortization of prior service credit	1.3	.7	.3	.1	.1	.1	26.7	4.0	7.2
Amortization of net actuarial losses	(274.4)	(71.6)	(81.5)	(7.8)	(9.1)	(9.9)	(11.3)	(1.8)	(1.6)
Amortization of transition obligation	—	—	—	—	(.1)	—	—	—	—
Foreign currency changes	—	—	—	(29.6)	(19.4)	(28.0)	(.1)	.2	.1
Total recognized in other comprehensive (loss) income*	$(259.5)	$(69.1)	$22.7	$(61.9)	$(62.7)	$59.2	$13.7	$(12.2)	$7.7
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(244.1)	$7.3	$111.6	$(61.4)	$(61.3)	$68.9	$14.5	$(10.0)	$6.7
(2) Includes $4.4, $53.7 and $62.6 of the U.S. pension plans in 2016, 2015 and 2014, respectively, and immaterial amounts of the postretirement benefit plans (related to the U.S.) in 2016, 2015 and 2014, which are included in discontinued operations. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above.
* Amounts represent the pre-tax effect classified within other comprehensive (loss) income. The net of tax amounts are classified within the Consolidated Statements of Comprehensive Income (Loss).
As a result of lump-sum payments made to former employees who were vested and participated in the PRA, in the third quarter of 2015, we recorded a settlement charge of $23.8. These lump sum payments were made from our plan assets and were not the result of a specific offer to participants of our PRA as described below. Because the settlement threshold was exceeded in the third quarter of 2015, a settlement charge of $4.1 was also recorded in the fourth quarter of 2015, as a result of additional payments from the PRA. Such payments fully settled our pension plan obligation to those participants who elected to receive such payment. These settlement charges were allocated between Global and Discontinued Operations.
In an effort to reduce our pension benefit obligations, in March 2014, we offered former employees who were vested and participated in the PRA a payment that would fully settle our pension plan obligation to those participants who elected to receive such payment. The election period ended during the second quarter of 2014 and the payments were made in June 2014 from our plan assets. As a result of the lump-sum payments made, in the second quarter of 2014, we recorded a settlement charge of $23.5. Because the settlement threshold was exceeded in the second quarter of 2014, settlement charges of $5.4 and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$7.5 were also recorded in the third and fourth quarters of 2014, respectively, as a result of additional payments from the PRA. Such payments fully settled our pension plan obligation to those participants who elected to receive such payment. These settlement charges were allocated between Global and Discontinued Operations.
The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost during 2017 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss	$5.0	$7.3	$.1
Prior service credit	(.1)	(.1)	(.3)
Assumptions
Weighted-average assumptions used to determine benefit obligations recorded in the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2016	2015	2016	2015	2016	2015
Discount rate	3.67%	4.19%	2.69%	3.69%	5.33%	4.50%
Rate of compensation increase	4.00%	4.00%	2.79%	3.26%	N/A	N/A
The discount rate used for determining the present value of future pension obligations for each individual defined benefit pension plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including the UK defined benefit pension plan and the PRA, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis has decreased to 2.81% at December 31, 2016, from 3.92% at December 31, 2015. Amounts associated with the pension plan in Canada and postretirement benefit plans in Canada and Puerto Rico, which are associated with discontinued operations, have been excluded from all amounts.
Weighted-average assumptions used to determine net benefit cost recorded in the Consolidated Statements of Operations for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.19%	3.83%	4.54%	3.58%	3.27%	4.59%	4.50%	4.20%	4.97%
Rate of compensation increase	4.00%	4.00%	4.00%	2.94%	3.20%	3.70%	N/A	N/A	N/A
Rate of return on assets	7.00%	7.25%	7.50%	6.40%	6.55%	6.33%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We generally evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2016, the assumed rate of return on assets globally was 6.65%, which represents the weighted-average rate of return on all plan assets, including the U.S. and non-U.S. defined benefit pension plans. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are associated with discontinued operations, have been excluded from all amounts above.
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2016 net costs for the UK defined benefit pension plan was 6.65%. In addition, the current rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 80% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 4% in the long-term) and approximately 20% in equity securities, emerging market debt and high yield securities (which are expected to earn approximately 6% to 9% in the long-term). In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities) and, to a lesser extent, impact our equity exposure.
Historically, the pension plan with the most significant pension plan assets was the PRA. The assumed rate of return for determining 2016 net costs for the PRA was 7.00%. In addition, the current rate of return assumption for the PRA was based on an asset allocation of approximately 70% in corporate and government bonds and mortgage-backed securities (which are

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected to earn approximately 3% to 4% in the long-term) and approximately 30% in equity securities and high yield securities (which are expected to earn approximately 6% to 8% in the long-term).
Similar assessments were performed in determining rates of return on other non-U.S. defined benefit pension plan assets, to arrive at our weighted-average assumed rate of return of 6.40% for determining 2016 net cost.
Plan Assets
Our U.S. and non-U.S. funded defined benefit pension plans target and weighted-average asset allocations at December 31, 2016 and 2015, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year-End		Target	at Year-End
Asset Category	2017	2016	2015	2017	2016	2015
Equity securities	30%	28%	27%	20%	22%	23%
Debt securities	70	69	69	70	68	72
Other	—	3	4	10	10	5
Total	100%	100%	100%	100%	100%	100%
Amounts associated with the pension plan in Canada, which are included in discontinued operations, have been excluded from all amounts in the table above.
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2016:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$15.7	$15.7
	—	15.7	15.7
Fixed Income Securities:
Corporate bonds	—	25.7	25.7
Government securities	—	9.9	9.9
	—	35.6	35.6
Cash	.1	—	.1
Total	$.1	$51.3	$51.4

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$27.7	$—	$27.7
International equity	—	107.6	—	107.6
	—	135.3	—	135.3
Fixed Income Securities:
Corporate bonds	—	194.8	—	194.8
Government securities	—	192.8	—	192.8
Other	—	32.0	—	32.0
	—	419.6	—	419.6
Other
Cash	23.2	—	—	23.2
Derivatives	—	34.1	—	34.1
Real estate	—	—	.9	.9
Other	—		.6	.6
	23.2	34.1	1.5	58.8
Total	$23.2	$589.0	$1.5	$613.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2015:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$13.3	$13.3
International equity	—	79.5	79.5
Emerging markets	—	16.5	16.5
	—	109.3	109.3
Fixed Income Securities:
Corporate bonds	—	156.8	156.8
Government securities	—	126.8	126.8
	—	283.6	283.6
Cash	12.2	—	12.2
Derivatives	—	3.2	3.2
Total(3)	$12.2	$396.1	$408.3
(3) Includes $374.8 which is included in discontinued operations at December 31, 2015.

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$24.1	$—	$24.1
International equity	—	109.7	—	109.7
	—	133.8	—	133.8
Fixed Income Securities:
Corporate bonds	—	206.5	—	206.5
Government securities	—	197.7	—	197.7
Other	—	11.1	—	11.1
	—	415.3	—	415.3
Other:
Cash	11.5	—	—	11.5
Derivatives	—	13.9	—	13.9
Real estate	—	—	1.0	1.0
Other	—	—	.8	.8
	11.5	13.9	1.8	27.2
Total	$11.5	$563.0	$1.8	$576.3
Amounts associated with the pension plan in Canada, which are included in discontinued operations, have been excluded from all amounts in the table above.
A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance at January 1, 2015	$1.9
Actual return on plan assets held	.1
Foreign currency changes	(.2)

Balance at December 31, 2015	1.8
Actual return on plan assets held	(.2)
Foreign currency changes	(.1)

Balance at December 31, 2016	$1.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in equity securities classified as Level 1 in the fair value hierarchy are valued at quoted market prices. Investments in equity securities classified as Level 2 in the fair value hierarchy include collective funds that are valued at quoted market prices for non-active securities. Fixed income securities are based on broker quotes for non-active securities. Mutual funds are valued at quoted market prices. Real estate is valued by reference to investment and leasing transactions at similar types of property, supplemented by third party appraisals. Derivative instruments are not publicly traded and each derivative contract is specifically negotiated with a unique financial counterparty. The derivative instruments are valued based upon valuation statements received from the financial counterparties, which use underlying yield curves or market indices.
The overall objective of the PRA and the UK defined benefit pension plan is to provide the means to pay benefits to participants and their beneficiaries in the amounts and at the times called for by the plan. This is expected to be achieved through the investment of our contributions and other trust assets and by utilizing investment policies designed to achieve adequate funding over a reasonable period of time.
In some of our defined benefit pension plans, we have adopted investment strategies which are designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we also utilize derivative instruments in some of our non-U.S. defined benefit pension plans to achieve the desired market exposures or to hedge certain risks. Derivative instruments may include, but are not limited to, futures, options, swaps or swaptions. Investment types, including the use of derivatives are based on written guidelines established for each investment manager and monitored by the plan's investment committee.
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
The asset allocation decision includes consideration of the non-investment aspects of the PRA and the UK defined benefit pension plan, including future retirements, lump-sum elections, growth in the number of participants, company contributions, and cash flow. These characteristics of the plan place certain demands upon the level, risk, and required growth of trust assets. We regularly conduct analyses of the plan’s current and likely future financial status by forecasting assets, liabilities, benefits and company contributions over time. In so doing, the impact of alternative investment policies upon the plan’s financial status is measured and an asset mix which balances asset returns and risk is selected.
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
Cash flows
We expect to make contributions related to continuing operations in the range of $10 to $15 to our U.S. defined benefit pension and postretirement plans and in the range of $20 to $25 to our non-U.S. defined benefit pension and postretirement plans during 2017.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2017	$13.2	$26.2	$39.4	$2.4
2018	10.2	27.5	37.7	2.3
2019	9.3	28.0	37.3	2.3
2020	8.8	28.7	37.5	2.2
2021	8.4	29.8	38.2	2.1
2022-2026	35.6	212.4	248.0	9.4
Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits and continuation of health care benefits to eligible former employees after employment but before retirement. The accrued cost for such postemployment benefits was $15.0 at December 31, 2016, and was included in employee benefit plans in the Consolidated Balance Sheets, and was $18.2 at December 31, 2015, of which $6.0 is included in discontinued operations at December 31, 2015, and the remaining was included in employee benefit plans in the Consolidated Balance Sheets. Amounts

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with postemployment benefits in Canada, which are included in discontinued operations, have been excluded from all amounts.
Supplemental Retirement Programs
In the U.S., in addition to qualified retirement plans (i.e., the PSA and the PRA), we also maintain unfunded non-qualified plans. We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three permitted investment alternatives. Expense associated with the DCP was $1.0 in 2016, $.5 in 2015 and $1.3 in 2014. The benefit obligation under the DCP was $26.1 at December 31, 2016 and $34.5 at December 31, 2015 and was included in other liabilities and accrued compensation in the Consolidated Balance Sheets.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified defined benefit retirement plan, which is subject to IRS limitations on covered compensation. The SERP has not been offered to new employees in the last seven years. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $3.9 in 2016, $6.3 in 2015 and $7.1 in 2014. The benefit obligation under these programs was $12.1 at December 31, 2016 and $28.4 at December 31, 2015 and was included in employee benefit plans and accrued compensation in the Consolidated Balance Sheets.
We also maintain a Supplemental Life Plan ("SLIP") under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers. The SLIP has not been offered to new officers in over six years.
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2016	2015
Corporate-owned life insurance policies	$34.9	$32.7
Cash and cash equivalents	.3	.7
Total	$35.2	$33.4
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
NOTE 13. Segment Information
Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. The segments have similar business characteristics and each offers similar products through similar customer access methods.
The accounting policies of the segments are the same as those described in Note 1, Description of the Business and Summary of Significant Accounting Policies. We evaluate the performance of our segments based on revenues and segment profits or losses. Segment revenues primarily reflect direct sales of products to Representatives based on the Representative’s geographic location.
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, costs to implement ("CTI") restructuring initiatives (see Note 15, Restructuring Initiatives), certain significant asset impairment charges (see Note 18, Goodwill), and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Other operating segments and business activities include the business results for Liz Earle, which was sold in July 2015, Venezuela, which was deconsolidated effective March 31, 2016, as well as other market exits (South Korea, Vietnam, Republic of Ireland, Bolivia and France).

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue	2016	2015	2014
Europe, Middle East & Africa	$2,138.2	$2,229.2	$2,614.1
South Latin America	2,145.9	2,309.6	3,028.9
North Latin America	829.9	901.0	1,003.6
Asia Pacific	556.0	626.0	700.9
Total segment revenue	5,670.0	6,065.8	7,347.5
Other operating segments and business activities	47.7	94.7	300.5
Total revenue	$5,717.7	$6,160.5	$7,648.0

Operating Profit	2016	2015	2014
Segment Profit
Europe, Middle East & Africa	$329.9	$311.2	$432.3
South Latin America	200.5	238.9	466.0
North Latin America	114.4	107.2	128.3
Asia Pacific	59.9	68.6	59.0
Total segment profit	704.7	725.9	1,085.6
Other operating segments and business activities	6.0	16.9	24.3
Unallocated global expenses	(338.6)	(391.2)	(396.4)
CTI restructuring initiatives	(77.4)	(49.1)	(86.6)
Legal settlement(1)	27.2	—	—
Venezuelan special items	—	(120.2)	(137.1)
FCPA accrual	—	—	(46.0)
Pension settlement charge	—	(7.3)	(9.5)
Other items	—	(3.1)	—
Asset impairment and other charges	—	(6.9)	—
Operating profit	$321.9	$165.0	$434.3

(1)
In the third quarter of 2016, we settled claims relating to professional services that had been provided to the Company prior to 2013 in connection with a previously disclosed legal matter. The proceeds, net of legal fees, of $27.2 before tax ($27.2 after tax) were recognized as a reduction of selling, general and administrative expenses in the third quarter of 2016 and were subsequently received by the Company in the fourth quarter of 2016.

Total Assets	2016	2015	2014
Europe, Middle East & Africa	$949.3	$909.9	$992.5
South Latin America	1,306.3	1,126.8	1,435.8
North Latin America	344.4	368.3	433.9
Asia Pacific	297.4	317.0	390.8
Total from reportable segments	2,897.4	2,722.0	3,253.0
Total from discontinued operations(2)	1.3	371.2	426.0
Other operating segments	.9	48.5	341.2
Global	519.3	628.7	1,465.0
Total assets(2)	$3,418.9	$3,770.4	$5,485.2

(2)
Total assets from discontinued operations and total assets at December 31, 2015 and 2014 in the table above exclude the $100.0 receivable from continuing operations that was presented within current assets of discontinued operations. See Note 3, Discontinued Operations and Divestitures.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Expenditures	2016	2015	2014
Europe, Middle East & Africa	$18.8	$17.2	$16.9
South Latin America	39.2	42.0	55.1
North Latin America	11.7	9.7	22.3
Asia Pacific	4.5	3.5	3.3
Total from reportable segments	74.2	72.4	97.6
Other operating segments	—	4.8	7.3
Global	18.8	15.2	21.4
Total capital expenditures	$93.0	$92.4	$126.3

Depreciation and Amortization	2016	2015	2014
Europe, Middle East & Africa	$28.2	$29.0	$35.9
South Latin America	30.9	34.2	49.7
North Latin America	13.1	14.2	15.7
Asia Pacific	11.3	13.6	17.3
Total from reportable segments	83.5	91.0	118.6
Other operating segments	.4	4.6	9.6
Global	30.0	30.5	41.2
Total depreciation and amortization	$113.9	$126.1	$169.4
Total Revenue by Major Country
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

	2016	2015	2014
Brazil	$1,220.4	$1,252.6	$1,909.3
All other	4,497.3	4,907.9	5,738.7
Total	$5,717.7	$6,160.5	$7,648.0
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

	2016	2015	2014
Brazil	$400.9	$302.7	$361.9
U.S.	196.1	225.9	250.0
All other	559.9	597.3	969.8
Total	$1,156.9	$1,125.9	$1,581.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Leases and Commitments
Minimum rental commitments under noncancellable operating leases, primarily for equipment and office facilities at December 31, 2016, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2017	$62.6	$177.8
2018	46.2	117.4
2019	41.8	71.5
2020	32.3	57.5
2021	26.7	30.5
Later years	68.5	27.2
Sublease rental income	(30.3)	N/A
Total	$247.8	$481.9
Rent expense was $75.0 in 2016, $74.4 in 2015 and $90.7 in 2014. Plant construction, expansion and modernization projects with an estimated cost to complete of $40.7 were in progress at December 31, 2016.
NOTE 15. Restructuring Initiatives
Transformation Plan
In January 2016, we announced a transformation plan ("the Transformation Plan"), which includes cost reduction efforts to continue to improve our cost structure and to enable us to reinvest in growth. As a result of this plan, we have targeted pre-tax annualized cost savings of approximately $350 after three years, with an estimated $200 from supply chain reductions and an estimated $150 from other cost reductions, which are expected to be achieved through restructuring actions, as well as other cost-savings strategies that will not result in restructuring charges. We plan to reinvest a portion of these cost savings in growth initiatives, including media, social selling and information technology systems that will help us modernize our business. We initiated the Transformation Plan in order to enable us to achieve our long-term goals of double-digit operating margin and mid single-digit constant-dollar revenue growth. As part of the Transformation Plan, we identified certain actions, that we believe will reduce ongoing costs, primarily consisting of global headcount reductions relating to operating model changes, as well as the closure of Thailand, a smaller, under-performing market. These operating model changes include the streamlining of our corporate functions to align with the current and future needs of the business and an information technology infrastructure outsourcing initiative.
As a result of these restructuring actions approved-to-date, we have recorded total costs to implement these restructuring initiatives of $106.1 before taxes, of which $83.7 was recorded in 2016, in the Consolidated Statements of Operations. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2017. At this time we are unable to quantify the total costs to implement these restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented as we have not yet identified all actions to be taken.
Restructuring Charges - 2016
During 2016, we recorded costs to implement of $83.7 related to the Transformation Plan, in the Consolidated Statements of Operations. The costs consisted of the following:

•	net charge of $62.6 primarily for employee-related costs, including severance benefits;

•	contract termination and other net charges of $8.7;

•	implementation costs of $7.4 primarily related to professional service fees;

•	charge of $2.7 due to the accumulated foreign currency translation adjustments associated with the closure of the Thailand market;

•	accelerated depreciation of $1.9; and

•	inventory write-off of $.4.
Of the total costs to implement during year ended December 31, 2016, $83.3 was recorded in selling, general and administrative expenses and $.4 was recorded in cost of sales.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring Charges - 2015
During 2015, we recorded costs to implement of $22.4 related to the Transformation Plan in selling, general and administrative expenses, in the Consolidated Statements of Operations. The costs consisted of $21.4 of employee-related costs due to severance benefits and $1.0 of implementation costs for professional service fees.
The liability balance for the Transformation Plan at December 31, 2016 is as follows:

	Employee-Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
2015 charges	$21.4	$—	$—	$—	$21.4
Balance at December 31, 2015	$21.4	$—	$—	$—	$21.4
2016 charges	73.4	.4	2.7	8.7	85.2
Adjustments	(10.8)	—	—	—	(10.8)
Cash payments	(34.6)	—	—	(5.9)	(40.5)
Non-cash write-offs	—	(.4)	(2.7)	—	(3.1)
Foreign exchange	(.8)	—	—	—	(.8)
Balance at December 31, 2016	$48.6	$—	$—	$2.8	$51.4
The majority of cash payments, if applicable, associated with this liability are expected to be made during 2017.
The following table presents the restructuring charges incurred to date, under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to-date on approved initiatives	$84.0	$.4	$2.7	$8.7	$95.8
Estimated charges to be incurred on approved initiatives	6.2	—	—	1.9	8.1
Total expected charges on approved initiatives	$90.2	$.4	$2.7	$10.6	$103.9
The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	11.7	14.2	74.4
Charges incurred to-date on approved initiatives	30.9	13.2	4.4	11.7	35.6	95.8
Estimated charges to be incurred on approved initiatives	1.9	—	—	—	6.2	8.1
Total expected charges on approved initiatives	$32.8	$13.2	$4.4	$11.7	$41.8	$103.9
We expect our total costs to implement restructuring on approved initiatives to be an estimated $95 to $105 before taxes under the Transformation Plan. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will continue to incur other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Restructuring Charges 2015
As a result of the then-current economic environment, including the impact of foreign currency movements and inflation on our expenses, and in an effort to continue to improve our cost structure, we identified certain actions during 2015 that we believe would reduce ongoing costs. These actions primarily consisted of global headcount reductions.
As a result of these restructuring actions, we recorded costs to implement of $28.9 before taxes, of which a net benefit of $.8 was recorded in 2016, in selling, general and administrative expenses, in the Consolidated Statements of Operations. There are no material remaining costs for restructuring actions approved-to-date.
Restructuring Charges – 2016
During 2016, we recorded a net benefit of $.8 in selling, general and administrative expenses, in the Consolidated Statements of Operations, primarily for employee-related costs due to severance benefits.
Restructuring Charges - 2015
During 2015, we recorded costs to implement of $29.7 in selling, general and administrative expenses, in the Consolidated Statements of Operations. The costs consisted of the following:

•	charge of $22.1 for employee-related costs due to severance benefits; and

•	implementation costs of $7.6 primarily for professional service fees associated with Global and Asia Pacific.
The liability balance, which primarily consists of employee-related costs, for these various restructuring initiatives at December 31, 2016 is as follows:

Total
2015 charges	$24.9
Adjustments	(2.8)
Cash payments	(17.8)
Foreign exchange	(.3)
Balance at December 31, 2015	$4.0
2016 charges	—
Adjustments	(.7)
Cash payments	(2.2)
Foreign exchange	—
Balance at December 31, 2016	$1.1
The majority of cash payments, if applicable, associated with this liability are expected to be made during 2017.
The charges approved to date under these various restructuring initiatives by reportable business segment were as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
Total charges incurred	$4.2	$2.6	$.2	$5.7	$8.6	$21.3
In addition to the charges included in the tables above, we have incurred other costs to implement restructuring initiatives such as professional services fees.

$400M Cost Savings Initiative
In 2012, we announced a cost savings initiative (the "$400M Cost Savings Initiative") in an effort to stabilize the business and return Avon to sustainable growth, which was expected to be achieved through restructuring actions as well as other cost-savings strategies that will not result in restructuring charges. The $400M Cost Savings Initiative was designed to reduce our operating expenses as a percentage of total revenue to help us achieve a targeted low double-digit operating margin, which included the North America business which has since been presented as discontinued operations for all periods presented. The restructuring actions under the $400M Cost Savings Initiative primarily consist of global headcount reductions and related actions, as well as the closure of certain smaller, under-performing markets, including South Korea, Vietnam, Republic of Ireland, Bolivia and France. Other costs to implement these restructuring initiatives consist primarily of professional service fees and accelerated depreciation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the restructuring actions associated with the $400M Cost Savings Initiative, we recorded total costs to implement these restructuring initiatives of $164.0 before taxes, of which a net benefit of $1.5 was recorded in 2016. There are no significant remaining costs for restructuring actions approved-to-date as the actions associated with the $400M Cost Savings Initiative are substantially complete.
Restructuring Charges – 2016
During 2016, we recorded a net benefit of $1.5 related to the $400M Cost Savings Initiative, in the Consolidated Statements of Operations, primarily for employee-related costs due to severance benefits. Of the net benefit during year ended December 31, 2016, a net benefit of $1.7 was recorded in selling, general and administrative expenses and a charge of $.2 was recorded in cost of sales.
Restructuring Charges – 2015
During 2015, we recorded a net benefit of $3.5 related to the $400M Cost Savings Initiative, in selling, general and administrative expenses, in the Consolidated Statements of Operations. The costs consisted of the following:

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
Restructuring Charges – 2014
During 2014, we recorded total costs to implement of $83.9 related to the $400M Cost Savings Initiative, in selling, general and administrative expenses, in the Consolidated Statements of Operations. The costs consisted of the following:

•	net charge of $57.9 primarily for employee-related costs, including severance benefits;

•	accelerated depreciation of $12.2 associated with the closure and rationalization of certain facilities and other assets;

•	contract termination and other charges of $6.3, primarily related to the costs associated with the closure of the France market and the exit of the Service Model Transformation ("SMT") facility;

•	implementation costs of $3.8 primarily related to professional service fees; and

•	charge of $3.7 primarily related to the accumulated foreign currency translation adjustments associated with the closure of the France market.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability balance for the $400M Cost Savings Initiative at December 31, 2016 is as follows:

	Employee- Related Costs	Inventory/ Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Balance at December 31, 2013	$25.9	$—	$—	$1.6	$27.5
2014 Charges	64.2	—	3.7	7.4	75.3
Adjustments	(6.3)	—	—	(1.1)	(7.4)
Cash payments	(44.8)	—	—	(6.9)	(51.7)
Non-cash write-offs	.2	—	(3.7)	—	(3.5)
Foreign exchange	(2.1)	—	—	(.1)	(2.2)
Balance at December 31, 2014	$37.1	$—	$—	$.9	$38.0
2015 Charges	.6	—	(.4)	.3	.5
Adjustments	(5.0)	—	—	(.1)	(5.1)
Cash payments	(25.8)	—	—	(.6)	(26.4)
Non-cash write-offs	.4	—	.4	—	.8
Foreign exchange	(1.5)	—	—	(.1)	(1.6)
Balance at December 31, 2015	$5.8	$—	$—	$.4	$6.2
2016 Charges	(.1)	.2	—	—	.1
Adjustments	(1.6)	—	—	—	(1.6)
Cash payments	(1.6)	—	—	(.3)	(1.9)
Non-cash write-offs	—	(.2)	—	—	(.2)
Foreign exchange	(.1)	—	—	—	(.1)
Balance at December 31, 2016	$2.4	$—	$—	$.1	$2.5
Non-cash write-offs associated with employee-related costs are the result of settlements, curtailments and special termination benefits for pension and postretirement benefits plans due to the initiatives implemented.
The majority of cash payments, if applicable, associated with this liability are expected to be made during 2017.
The following table presents the restructuring charges incurred to-date, net of adjustments, under our $400M Cost Savings Initiative:

	Employee- Related Costs	Inventory/ Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/ Other	Total
Total charges incurred	$124.4	$.9	$(.2)	$12.9	$138.0
The charges, net of adjustments, of initiatives under the $400M Cost Savings Initiative by reportable business segment were as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2012	$1.1	$11.5	$1.2	$11.4	$5.3	$30.5
2013	13.1	1.4	(.3)	4.3	27.2	45.7
2014	12.3	15.4	5.6	6.5	28.2	68.0
2015	(1.2)	(.6)	(.9)	.2	(2.2)	(4.7)
2016	(1.2)	.2	(.3)	—	(.2)	(1.5)
Total charges incurred	$24.1	$27.9	$5.3	$22.4	$58.3	$138.0
As noted previously, we have recorded total costs to implement of $164.0 before taxes under the $400M Cost Savings Initiative. The amounts shown in the tables above as total charges incurred relate to initiatives that have been approved and recorded in the financial statements. No material additional charges are expected to be incurred. In addition to the charges included in the tables above, we have incurred other costs to implement restructuring initiatives such as other professional services and accelerated depreciation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Restructuring Initiatives
During 2016, 2015 and 2014, we recorded a net benefit of $4.0 and net charges of $.5 and $2.1, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009 and the restructuring initiative launched in 2012 (the "Other Restructuring Initiatives"), each of which are substantially complete. The net benefit in 2016 primarily consisted of a net gain of $3.7 due to the sale of a distribution center in the U.S. The liability balance associated with the Other Restructuring Initiatives is not material at December 31, 2016.
NOTE 16. Series C Convertible Preferred Stock
On March 1, 2016, we issued and sold to Cerberus Investor 435,000 shares of newly issued Series C Preferred Stock for an aggregate purchase price of $435.0 pursuant to an Investment Agreement, dated as of December 17, 2015, between the Company and Cerberus Investor. In connection with the issuance of the Series C Preferred Stock, the Company incurred direct and incremental expenses of $8.7, comprised of financial advisory fees and legal expenses, which reduced the carrying value of the Series C Preferred Stock. The Series C Preferred Stock has accrued dividends daily since March 1, 2016 at a rate of 1.25% per quarter, and as of December 31, 2016, had accrued unpaid dividends of $18.4. There were no dividends declared in the year ended December 31, 2016.
Dividend Rights. The Series C Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of our affairs. The Series C Preferred Stock has a liquidation preference of $1,000 per share, representing an aggregate liquidation preference of $435.0 upon issuance. Holders of Series C Preferred Stock are entitled to participate on an as-converted basis in any dividends paid to the holders of shares of the Company’s common stock. In addition, cumulative preferred dividends accrue daily on the Series C Preferred Stock and are payable at a rate of 1.25% per quarter (net of any dividends on the Company’s common stock and subject to increase up to a maximum rate of 5.00% per quarter if the Company breaches certain obligations). Except to the extent not otherwise previously paid by the Company, preferred dividends are payable on the seventh anniversary of the issuance date of the Series C Preferred Stock as and when declared by the Board of Directors and at the end of each quarter thereafter. Accrued and unpaid preferred dividends may be paid, at the Company’s option, (i) in cash, (ii) subject to certain conditions, in shares of the Company’s common stock or (iii) upon conversion of shares of Series C Preferred Stock, in shares of the Company’s non-voting, non-convertible Series D Preferred Stock. Any such shares of Series D Preferred Stock issued would have similar preferential rights.
Conversion Features. Series C Preferred Stock is convertible at the option of the holders at any time into shares of the Company’s common stock at an initial conversion price of $5.00 per share, subject to certain anti-dilution adjustments. Prior to receipt of applicable shareholder approval, shares of Series C Preferred Stock are not convertible into more than 19.99% of the number of shares of common stock outstanding immediately prior to the issuance of the Series C Preferred Stock, subject to certain anti-dilution adjustments. As of December 31, 2016, Series C Preferred Stock was convertible into 87,051,524 shares of common stock. If at any time the volume weighted average price of the common stock exceeds $10.00 per share (subject to certain anti-dilution adjustments) for a period of 30 consecutive trading days, the Company may cause all of the Series C Preferred Stock to be converted into shares of common stock based on the then applicable conversion price.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Contingencies
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
Following our voluntary reporting of the internal investigation to both the DOJ and the SEC and our subsequent cooperation with those agencies, the United States District Court for the Southern District of New York (the "USDC") approved in December 2014 a deferred prosecution agreement (“DPA”) entered into between the Company and the DOJ related to charges of violations of the books and records and internal controls provisions of the FCPA. In addition, Avon Products (China) Co. Ltd., a subsidiary of the Company operating in China, pleaded guilty to conspiring to violate the books and records provision of the FCPA and was sentenced by the USDC to pay a $68 fine. The SEC also filed a complaint against the Company charging violations of the books and records and internal controls provisions of the FCPA and the Consent which was approved in a judgment entered by the USDC in January 2015, and included $67 in disgorgement and prejudgment interest. The DPA, the above-mentioned guilty plea and the Consent resolved the SEC’s and the DOJ’s investigations of the Company’s compliance with the FCPA and related U.S. laws in China and additional countries. The fine was paid in December 2014 and the payment to the SEC was made in January 2015.
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
Under the DPA and the Consent, among other things, the Company agreed to have a compliance monitor (the "monitor"). During July 2015, the Company engaged a monitor, who had been approved by the DOJ and SEC. With the approval of the DOJ and the SEC, the monitor can be replaced by the Company, if the Company agrees to undertake self-reporting obligations for the remainder of the monitoring period. The monitoring period is scheduled to expire in July 2018. There can be no assurance as to whether or when the DOJ and the SEC will approve replacing the monitor with the Company’s self-reporting. If the DOJ determines that the Company has knowingly violated the DPA, the DOJ may commence prosecution or extend the term of the DPA, including the monitoring provisions described above, for up to one year.
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
The third-party costs incurred in connection with ongoing compliance with the DPA and the Consent, including the monitorship, have not been material to date and we do not anticipate material costs going forward. We currently cannot estimate the costs that we are likely to incur in connection with self-reporting, if applicable, and any additional costs of implementing the changes, if any, to our policies and procedures required by the monitor.
Litigation Matters
In July and August 2010, derivative actions were filed in state court against certain present or former officers and/or directors of the Company (Carol J. Parker, derivatively on behalf of Avon Products, Inc. v. W. Don Cornwell, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, Nassau County, Index No. 600570/2010); Lynne Schwartz, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651304/2010)). On November 22, 2013, a derivative action was filed in federal court against certain present or former officers and/or directors of the Company and following the federal court's dismissal, an additional action was subsequently filed in New York state court on May 1, 2015 (Sylvia Pritika, derivatively on behalf of Avon Products, Inc. v. Andrea Jung, et al. and Avon Products, Inc. as nominal defendant (filed in the New York Supreme Court, New York County, Index No. 651479/2015)). The claims asserted in one or more of these actions include alleged breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment, relating to the Company's compliance with the FCPA, including the adequacy of the Company's internal controls. The relief sought against the individual defendants in one or more of these derivative actions include certain declaratory and equitable relief, restitution, damages,

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exemplary damages and interest. The Company is a nominal defendant, and no relief is sought against the Company itself. On April 28, 2015, an action was filed to seek enforcement of demands for the inspection of certain of the Company’s books and records (Belle Cohen v. Avon Products, Inc. (filed in the New York Supreme Court, New York County, Index No. 651418/2015)). The parties reached agreements to settle the derivative and books and records actions. The terms of settlement include certain corporate governance measures as well as releases of claims and payment of plaintiffs' attorneys' fees in the amount of $4. On March 30, 2016, the court granted preliminary approval of the settlement, and on August 1, 2016, the court entered an order and judgment granting final approval of the settlement. The $4 was paid by the Company's insurers. The order and judgment approving the settlement has become final. In light of the settlement, stipulations voluntarily dismissing or discontinuing the actions with prejudice have been filed in the Pritika and Parker actions.
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
Between December 23, 2014 and March 12, 2015, two purported class actions were filed in the United States District Court for the Southern District of New York -- Poovathur v. Avon Products, Inc., et al. (No. 14-CV-10083) and McCoy et al. v. Avon Products, Inc., et al. (No. 15-CV-01828) asserting claims under the Employee Retirement Income Security Act ("ERISA") against the Company, the Plan's administrator, benefits board and investment committee, and certain individuals alleged to have served as Plan fiduciaries. On April 8, 2015, the Court consolidated the two actions and recaptioned the consolidated case as In re 2014 Avon Products, Inc. ERISA Litigation, (No. 14-CV-10083). On May 8, 2015, plaintiffs filed a consolidated complaint, asserting claims for alleged breach of fiduciary duty and failure to monitor under ERISA on behalf of a purported class of participants in and beneficiaries of the Plan who invested in and/or held shares of the Avon Common Stock Fund between July 31, 2006 and May 1, 2014 and between December 14, 2011 and the present.  Plaintiffs seek, inter alia, certain monetary relief, damages, and declaratory, injunctive and other equitable relief. On July 9, 2015, Defendants moved to dismiss the consolidated complaint. The parties reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of approximately $6. Approximately $5 of the settlement was paid by the Company’s insurer and approximately $1 was paid by the Company (which represented the remaining deductible under the Company’s applicable insurance policy). On June 7, 2016, the court granted preliminary approval of the settlement and scheduled a hearing to consider final approval for October 11, 2016. On January 3, 2017, the Court issued a Final Approval Order approving the settlement.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $331, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $28 from approximately $68, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The Brazilian tax authorities' appeal to this favorable decision regarding the 2002 IPI assessment was decided in Avon’s favor in February 2017. This favorable decision remains subject to further appeal by the Brazilian tax authorities.
In the event that the 2002 or 2012 IPI assessments are upheld, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). However, other similar IPI assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level. We believe that the likelihood that the 2002 IPI assessment will be upheld on any further appeal is remote and the likelihood that the 2012 IPI assessment will be upheld is reasonably possible. As stated above, we believe that the 2002 and 2012 IPI assessments are unfounded.
Brazil IPI Tax on Cosmetics
In May 2015, an Executive Decree on certain cosmetics went into effect in Brazil which increased the amount of IPI taxes that are to be remitted by Avon Brazil to the taxing authority on the sales of cosmetic products subject to IPI. Avon Brazil filed an objection to this IPI tax increase on the basis that it is not constitutional. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the tax authorities.
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil is no longer required to remit the taxes associated with IPI into a judicial deposit. As the IPI tax increase remains in effect, Avon Brazil is continuing to recognize the IPI taxes associated with the May 2015 Executive Decree as a liability. At December 31, 2016, the liability to the taxing authorities for this IPI tax increase was approximately $125 and was classified within other liabilities in the Consolidated Balance Sheets, and the judicial deposit was approximately $69 and was classified within other assets in the Consolidated Balance Sheets. The net liability that does not have a corresponding judicial deposit was $56 at December 31, 2016, and the accretion expense associated with this net liability will be recognized in other expense, net. Our cash flow from operations has benefited as compared to our earnings as we have recognized the expense and associated interest associated with this IPI tax in the Consolidated Statements of Operations; however, since May 2016, we have not made a corresponding cash payment into a judicial deposit.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the consolidated cash flows as Avon Brazil would have to remit the liability owed to the taxing authorities. This amount would be partially offset by the amount of the judicial deposit held by Avon Brazil. We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2016, is not expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows.
NOTE 18. Goodwill
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
Key assumptions used in measuring the fair value of Egypt during the impairment assessment included projections of revenue and the resulting cash flows, as well as the discount rate (based on the estimated weighted-average cost of capital). To estimate

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the fair value of Egypt, we forecasted revenue and the resulting cash flows over five years using a DCF model which included a terminal value at the end of the projection period. We believed that a five-year period was a reasonable amount of time in order to return cash flows of Egypt to normalized, sustainable levels.
Goodwill

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Gross balance at December 31, 2015	$27.7	$68.9	$85.0	$181.6
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2015	$20.8	$68.9	$2.6	$92.3

Changes during the period ended December 31, 2016:
Foreign exchange	(2.1)	3.4	—	1.3

Gross balance at December 31, 2016	$25.6	$72.3	$85.0	$182.9
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2016	$18.7	$72.3	$2.6	$93.6
NOTE 19. Supplemental Balance Sheet Information
At December 31, 2016 and 2015, prepaid expenses and other included the following:

Prepaid expenses and other	2016	2015
Prepaid taxes and tax refunds receivable	$99.3	$96.3
Prepaid brochure costs, paper and other literature	73.2	64.5
Receivables other than trade	68.3	69.6
Other	50.5	65.7
Prepaid expenses and other	$291.3	$296.1
At December 31, 2016 and 2015, other assets included the following:

Other assets	2016	2015
Deferred tax assets (Note 8)	$162.1	$172.8
Long-term receivables	156.9	128.8
Capitalized software (Note 1)	83.9	82.4
Judicial deposit for Brazil IPI tax on cosmetics (Note 17)	69.0	33.3
Pension plans (Note 12)	54.8	8.1
Grantor trust (Note 12)	35.2	33.4
Investment in New Avon (Note 3)	32.8	—
Tooling (plates and molds associated with our beauty products)	14.7	15.3
Other	12.3	15.9
Other assets	$621.7	$490.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Results of Operations by Quarter (Unaudited)

2016	First	Second	Third	Fourth	Year
Total revenue	$1,306.5	$1,434.3	$1,408.8	$1,568.1	$5,717.7
Gross profit	787.7	869.3	857.9	945.8	3,460.7
Operating profit(1)	7.8	95.1	112.0	107.0	321.9
(Loss) income from continuing operations, before taxes(2)	(158.1)	71.9	74.6	42.8	31.2
(Loss) income from continuing operations, net of tax(3)	(155.8)	35.8	36.3	(9.7)	(93.4)
Loss from discontinued operations, net of tax	(9.6)	(2.6)	(.7)	(1.1)	(14.0)
Net (income) loss attributable to noncontrolling interests	(.5)	(.2)	.4	.1	(.2)
Net (loss) income attributable to Avon	$(165.9)	$33.0	$36.0	$(10.7)	$(107.6)

(Loss) earnings per common share from continuing operations
Basic	$(.38)	$.07	$.07	$(.03)	$(.25)	(4)
Diluted	(.38)	.07	.07	(.03)	(.25)	(4)

2015	First	Second	Third	Fourth	Year
Total revenue	$1,552.1	$1,564.9	$1,436.2	$1,607.3	$6,160.5
Gross profit	940.4	953.9	877.2	943.6	3,715.1
Operating (loss) profit(1)	(32.9)	89.7	45.3	62.9	165.0
(Loss) income from continuing operations, before taxes(2)	(76.7)	61.2	31.0	7.2	22.7
(Loss) income from continuing operations, net of tax(3)	(142.6)	28.9	(668.0)	(14.8)	(796.5)
(Loss) income from discontinued operations, net of tax	(3.8)	.8	(29.0)	(317.1)	(349.1)
Net income attributable to noncontrolling interests	(.9)	(.9)	—	(1.5)	(3.3)
Net (loss) income attributable to Avon	$(147.3)	$28.8	$(697.0)	$(333.4)	$(1,148.9)

(Loss) earnings per common share from continuing operations
Basic	$(.33)	$.06	$(1.51)	$(.04)	$(1.81)	(4)
Diluted	(.33)	.06	(1.51)	(.04)	(1.81)	(4)
(1) Operating profit (loss) was impacted by the following:

2016	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$—	$.3	$—	$.3	$.6
Selling, general and administrative expenses	46.8	9.1	14.0	6.9	76.8
Total costs to implement restructuring initiatives	$46.8	$9.4	$14.0	$7.2	$77.4
Legal settlement	$—	$—	$(27.2)	$—	$(27.2)

2015	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$—	$—	$—	$—	$—
Selling, general and administrative expenses	27.2	2.9	(1.9)	20.9	49.1
Total costs to implement restructuring initiatives	$27.2	$2.9	$(1.9)	$20.9	$49.1
Venezuelan special items	$106.4	$6.2	$5.7	$1.9	$120.2
Pension settlement charge	$—	$—	$6.2	$1.1	$7.3
Other items	$—	$—	$—	$3.1	$3.1
Asset impairment and other charges	$—	$—	$—	$6.9	$6.9
In addition to the items impacting operating profit (loss) above:

(2)	(Loss) income from continuing operations, before taxes during 2016 was impacted by:

•
the deconsolidation of our Venezuelan operations. As a result of the change to the cost method of accounting, in the first quarter of 2016 we recorded a loss of $120.5 in other expense, net. The loss was comprised of $39.2 in net assets

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Venezuelan business and $81.3 in accumulated foreign currency translation adjustments within AOCI associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy;

•
a gain on extinguishment of debt of $3.9 before and after tax in the third quarter caused by the deferred gain associated with interest-rate swap agreement terminations, partially offset by the early tender premium paid, the deferred loss associated with treasury lock agreements, deal costs and the write-off of debt issuance costs and discounts associated with the cash tender offers in August 2016;

•
a loss on extinguishment of debt of $1.0 before and after tax in the fourth quarter caused by the premium paid for the repurchases, the write-off of debt issuance costs and discounts and the deferred loss associated with treasury lock agreements, partially offset by the deferred gain associated with interest-rate swap agreement terminations associated with the debt repurchases in October 2016;

•
a loss on extinguishment of debt of $2.9 before and after tax in the fourth quarter caused by the make-whole premium, the deferred loss associated with treasury lock agreements and the write-off of debt issuance costs and discounts and partially offset by the deferred gain associated with interest-rate swap agreement terminations associated with the prepayment of the remaining principal amount of the 4.20% Notes (as defined in Note 6, Debt and Other Financing) and 5.75% Notes (as defined in Note 6, Debt and Other Financing); and

•
a gain on extinguishment of debt of $1.1 before and after tax in the fourth quarter consisting of the discount received for the repurchases, partially offset by the write-off of debt issuance costs and discounts associated with the debt repurchases in December 2016.

(Loss) income from continuing operations, before taxes during 2015 was impacted by:

•
an after-tax benefit of $3.4 (benefit of $4.2 in other expense, net, and a loss of $.8 in income taxes) recorded in the first quarter, primarily reflecting the write-down of net monetary assets due to the change to the SIMADI rate;

•	the gain on sale of Liz Earle of $44.9 before tax ($51.6 after tax), primarily recorded in the third quarter;

•
a loss on extinguishment of debt of $5.5 before and after tax in the third quarter caused by the make-whole premium and the write-off of debt issuance costs and discounts, associated with the prepayment of the 2.375% Notes (as defined in Note 6, Debt and Other Financing); and

•	a charge of $2.5 before and after tax in the second quarter of 2015 associated with the write-off of issuance costs related to our previous $1 billion revolving credit facility.

(3)
(Loss) income from continuing operations, net of tax during 2016 was impacted by a non-cash income tax charge for valuation allowances for deferred tax assets outside of the U.S of $8.6, which was recorded in the fourth quarter, the release of a valuation allowance associated with Russia of $7.1 which was recorded in the second quarter, and an income tax benefit of $29.3 recognized as the result of the implementation of foreign tax planning strategies which was recorded in the first quarter.

(Loss) income from continuing operations, net of tax during 2015 was impacted by an aggregate non-cash income tax charge of $685.1. This was primarily due to additional valuation allowances for U.S. deferred tax assets of $641.6 and $31.3 which were recorded in the third and first quarters of 2015, respectively, partially offset by a partial release of a valuation allowance for deferred tax assets of $3.2 which was recorded in the second quarter of 2015. The additional valuation allowances in the third and first quarters of 2015 was due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. The partial release of the valuation allowance in the second quarter of 2015 was due to the weakening of the U.S. dollar against currencies of some of our key markets. In addition, the non-cash income tax charge was due to valuation allowances for deferred tax assets outside of the U.S. of $15.4, primarily in Russia, which was recorded in the third quarter of 2015, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances. In addition, (loss) income from continuing operations, net of tax during 2015 was impacted by an income tax benefit of $18.7, which was recorded in the fourth quarter of 2015, recognized as a result of the implementation of the initial stages of foreign tax planning strategies.

(4)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.
See Note 15, Restructuring Initiatives, "Results Of Operations - Consolidated" within MD&A on pages 35 through 47, Note 13, Segment Information, "Venezuela Discussion" within MD&A on pages 41 through 42, Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 12, Employee Benefit Plans, Note 18, Goodwill, Note 17, Contingencies, Note 6, Debt and Other Financing, Note 3, Discontinued Operations and Divestitures and Note 8, Income Taxes, for more information on these items.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2016, 2015 and 2014

		Additions
(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2016
Allowance for doubtful accounts receivable	$77.6	$190.5		$—	$(145.2)	(1)	$122.9
Allowance for sales returns	9.1	—		186.9	(187.8)	(2)	8.2
Allowance for inventory obsolescence	71.3	36.5		—	(49.4)	(3)	58.4
Deferred tax asset valuation allowance	2,090.1	1,205.9	(4)	—	—		3,296.0
2015
Allowance for doubtful accounts receivable	$93.7	$144.1		$—	$(160.2)	(1)	$77.6
Allowance for sales returns	13.2	—		190.8	(194.9)	(2)	9.1
Allowance for inventory obsolescence	98.9	45.4		—	(73.0)	(3)	71.3
Deferred tax asset valuation allowance	1,480.6	609.5	(4)	—	—		2,090.1
2014
Allowance for doubtful accounts receivable	$118.4	$171.1		$—	$(195.8)	(1)	$93.7
Allowance for sales returns	14.5	—		240.9	(242.2)	(2)	13.2
Allowance for inventory obsolescence	113.9	78.4		—	(93.4)	(3)	98.9
Deferred tax asset valuation allowance	1,060.1	420.5	(4)	—	—		1,480.6

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(2)	Returned product destroyed and foreign currency translation adjustment.

(3)	Obsolete inventory destroyed and foreign currency translation adjustment.

(4)	Increase in valuation allowance primarily for deferred tax assets that are not more likely than not to be realized in the future.