Form 10-Q
period 2017-03-31
AVON PRODUCTS INC
filed 2017-05-04
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
United Kingdom
(Address of principal executive offices)
+44-1604-232425
(Registrant’s telephone number, including area code)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at March 31, 2017 was 439,847,678.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2017	March 31, 2016
Net sales	$1,298.1	$1,280.0
Other revenue	35.0	26.5
Total revenue	1,333.1	1,306.5
Costs, expenses and other:
Cost of sales	517.1	518.8
Selling, general and administrative expenses	787.3	779.9
Operating profit	28.7	7.8
Interest expense	35.1	32.7
Interest income	(4.7)	(4.0)
Other expense, net	5.0	137.2
Total other expenses	35.4	165.9
Loss before taxes	(6.7)	(158.1)
Income taxes	(29.8)	2.3
Loss from continuing operations, net of tax	(36.5)	(155.8)
Loss from discontinued operations, net of tax	—	(9.6)
Net loss	(36.5)	(165.4)
Net loss attributable to noncontrolling interests	—	(0.5)
Net loss attributable to Avon	$(36.5)	$(165.9)
Loss per share:
Basic from continuing operations	$(0.10)	$(0.36)
Basic from discontinued operations	—	(0.02)
Basic attributable to Avon	(0.10)	(0.38)
Diluted from continuing operations	$(0.10)	$(0.36)
Diluted from discontinued operations	—	(0.02)
Diluted attributable to Avon	(0.10)	(0.38)
Cash dividends per common share	$—	$—
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2017	March 31, 2016
Net loss	$(36.5)	$(165.4)
Other comprehensive income:
Foreign currency translation adjustments	62.0	95.9
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	—	0.4
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.0 and $10.4	3.1	264.0
Other comprehensive income related to New Avon investment, net of taxes of $0.0	1.1	—
Total other comprehensive income, net of taxes	66.2	360.3
Comprehensive income	29.7	194.9
Less: comprehensive income attributable to noncontrolling interests	.1	1.1
Comprehensive income attributable to Avon	$29.6	$193.8
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$560.0	$654.4
Accounts receivable, net	457.0	458.9
Inventories	630.4	586.4
Prepaid expenses and other	300.2	291.3
Current assets of discontinued operations	1.3	1.3
Total current assets	1,948.9	1,992.3
Property, plant and equipment, at cost	1,488.9	1,424.1
Less accumulated depreciation	(756.0)	(712.8)
Property, plant and equipment, net	732.9	711.3
Goodwill	97.1	93.6
Other assets	647.3	621.7
Total assets	$3,426.2	$3,418.9
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$20.1	$18.1
Accounts payable	754.3	768.1
Accrued compensation	129.4	129.2
Other accrued liabilities	362.0	401.9
Sales and taxes other than income	158.7	147.0
Income taxes	19.1	10.7
Current liabilities of discontinued operations	7.3	10.7
Total current liabilities	1,450.9	1,485.7
Long-term debt	1,874.9	1,875.8
Employee benefit plans	167.9	164.5
Long-term income taxes	76.9	78.6
Other liabilities	213.8	205.8
Total liabilities	3,784.4	3,810.4

Commitments and contingencies (Note 8)
Series C convertible preferred stock	450.4	444.7

Shareholders’ Deficit
Common stock	189.5	188.8
Additional paid-in capital	2,283.0	2,273.9
Retained earnings	2,280.0	2,322.2
Accumulated other comprehensive loss	(967.1)	(1,033.2)
Treasury stock, at cost	(4,605.9)	(4,599.7)
Total Avon shareholders’ deficit	(820.5)	(848.0)
Noncontrolling interests	11.9	11.8
Total shareholders’ deficit	(808.6)	(836.2)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,426.2	$3,418.9
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net loss	$(36.5)	$(165.4)
Loss from discontinued operations, net of tax	—	9.6
Loss from continuing operations, net of tax	$(36.5)	$(155.8)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20.5	20.5
Amortization	7.1	7.1
Provision for doubtful accounts	60.8	37.0
Provision for obsolescence	10.2	12.6
Share-based compensation	9.7	6.2
Foreign exchange (gains) losses	(0.9)	1.7
Deferred income taxes	12.3	(13.5)
Loss on deconsolidation of Venezuela	—	120.5
Other	6.0	2.2
Changes in assets and liabilities:
Accounts receivable	(42.3)	(21.4)
Inventories	(23.5)	(80.5)
Prepaid expenses and other	10.0	(14.2)
Accounts payable and accrued liabilities	(107.3)	(61.8)
Income and other taxes	1.7	8.0
Noncurrent assets and liabilities	(8.0)	(59.9)
Net cash used by operating activities of continuing operations	(80.2)	(191.3)
Cash Flows from Investing Activities
Capital expenditures	(23.9)	(23.7)
Disposal of assets	1.6	1.3
Reduction of cash due to Venezuela deconsolidation	—	(4.5)
Other investing activities	—	1.6
Net cash used by investing activities of continuing operations	(22.3)	(25.3)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	1.9	3.7
Proceeds from debt	—	8.6
Repayment of debt	(1.0)	(1.0)
Repurchase of common stock	(6.2)	(3.5)
Net proceeds from the sale of series C convertible preferred stock	—	428.1
Net cash (used) provided by financing activities of continuing operations	(5.3)	435.9
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(3.5)	(44.9)
Net cash used by investing activities of discontinued operations	—	(96.7)
Net cash used by discontinued operations	(3.5)	(141.6)
Effect of exchange rate changes on cash and cash equivalents	16.9	(8.9)
Net (decrease) increase in cash and cash equivalents	(94.4)	68.8
Cash and cash equivalents at beginning of year(1)	654.4	684.7
Cash and cash equivalents at end of period	$560.0	$753.5

The accompanying notes are an integral part of these statements.
(1) Includes cash and cash equivalents of discontinued operations of $(2.2) at the beginning of the year in 2016.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2016 Annual Report on Form 10-K ("2016 Form 10-K") in preparing these unaudited Consolidated Financial Statements. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim Consolidated Financial Statements in conjunction with our consolidated financial statements contained in our 2016 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
For interim Consolidated Financial Statements purposes we provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense. In addition, our income tax provision is determined using an estimate of our consolidated annual effective tax rate, adjusted in the current period for discrete income tax items including:

•	the effects of significant, unusual or extraordinary pretax and income tax items, if any;

•	withholding taxes recognized associated with cash repatriations; and

•	the impact of loss-making subsidiaries for which we cannot recognize an income tax benefit and subsidiaries that reduce the reliability of the estimated annual consolidated effective tax rate.
Venezuela
As of March 31, 2016, we deconsolidated our Venezuelan operations, and since then, we account for this business using the cost method of accounting. The decision to deconsolidate our Venezuelan operations was due to the lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. This was caused by Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars, which restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations.
As a result of the change to the cost method of accounting, in the first quarter of 2016, we recorded a loss of $120.5 in other expense, net. The loss was comprised of $39.2 in net assets of the Venezuelan business and $81.3 in accumulated foreign currency translation adjustments within accumulated other comprehensive loss ("AOCI") (shareholders' deficit) associated with foreign currency changes before Venezuela was accounted for as a highly inflationary economy. The net assets of the Venezuelan business were comprised of inventories of $23.7, property, plant and equipment, net of $15.0, other assets of $11.4, accounts receivable of $4.6, cash of $4.5, and accounts payable and accrued liabilities of $20.0. Our Consolidated Balance Sheets no longer include the assets and liabilities of our Venezuelan operations. We no longer include the results of our Venezuelan operations in our Consolidated Financial Statements, and will include income relating to our Venezuelan operations only to the extent that we receive cash for dividends or royalties remitted by Avon Venezuela.
Revisions
In our 2016 Form 10-K, our Consolidated Statements of Cash Flows presented supplemental information of the cash paid for interest of $87.1 for the year ended December 31, 2016; however, this amount should have been disclosed as $142.8. We determined that the effect of this revision was not material to our 2016 Form 10-K.
New Accounting Standards Implemented
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which is intended to simplify the accounting for share-based payment transactions. This new guidance changes several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and employer-tax withholding requirements. ASU 2016-09 also clarifies the Statements of Cash Flows presentation for certain components of share-based payment awards. We have adopted this new accounting guidance in the first quarter of 2017, which did not have a material impact on our Consolidated Financial Statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Accounting Standards to be Implemented
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic ("ASC") 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We intend to adopt this new accounting guidance effective January 1, 2018. This new accounting guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption, but we have not yet determined our method of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our Consolidated Financial Statements. Based on the evaluation completed to-date, we believe that we will need to:

•	consider some of our sales incentive programs as a separate deliverable and allocate a portion of the sales transaction price to this deliverable;

•	adjust the manner in which we present our allowance for sales returns in our Consolidated Balance Sheets;

•
reflect fees paid by the Representative to the Company for items such as brochures, sales aids and late payments as revenue, rather than as a reduction to selling, general and administrative expenses ("SG&A"), as these represent separate performance obligations; and

•	reflect certain of the costs associated with the fees paid by the Representative, as well as the costs associated with shipping and handling and order processing, in cost of sales, rather than SG&A.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. This new guidance requires entities to (1) disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current employee compensation costs in the Consolidated Statements of Operations and (2) present the other components of net periodic benefit costs below operating profit. We intend to adopt this new accounting guidance effective January 1, 2018. The new accounting guidance is applied retrospectively and will increase our operating profit for the first quarter of 2017 and the full year 2016 by $.9 and $2.1, respectively, but will have no impact on net income (loss).
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all assets and liabilities arising from leases to be recognized in the statement of financial position. We intend to adopt this new accounting guidance effective January 1, 2019. We are currently evaluating the effect that adopting this new accounting guidance will have on our Consolidated Financial Statements.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
(Shares in millions)	2017	2016
Numerator from continuing operations:
Loss from continuing operations, less amounts attributable to noncontrolling interests	$(36.5)	$(156.3)
Less: Loss allocated to participating securities	.5	1.9
Less: Earnings allocated to convertible preferred stock	(5.7)	(1.8)
Loss from continuing operations allocated to common shareholders	(41.7)	(156.2)
Numerator from discontinued operations:
Loss from discontinued operations	$—	$(9.6)
Less: Loss allocated to participating securities	—	.1
Loss allocated to common shareholders	—	(9.5)
Numerator attributable to Avon:
Net loss attributable to Avon	$(36.5)	$(165.9)
Less: Loss allocated to participating securities	.5	2.0
Less: Earnings allocated to convertible preferred stock	—	(1.8)
Loss allocated to common shareholders	(36.0)	(165.7)
Denominator:
Basic EPS weighted-average shares outstanding	438.6	435.9
Diluted effect of assumed conversion of stock options	—	—
Diluted EPS adjusted weighted-average shares outstanding	438.6	435.9
Loss per Common Share from continuing operations:
Basic	$(.10)	$(.36)
Diluted	(.10)	(.36)
Loss per Common Share from discontinued operations:
Basic	$—	$(.02)
Diluted	—	(.02)
Loss per Common Share attributable to Avon:
Basic	$(.10)	$(.38)
Diluted	(.10)	(.38)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended March 31, 2017 and 2016, we did not include stock options to purchase 13.1 million shares and 11.0 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a loss from continuing operations, net of tax, and the inclusion of these shares would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive.
For the three months ended March 31, 2017 and 2016, it is more dilutive to assume the Series C Convertible Preferred Stock is not converted into common stock; therefore, the weighted-average outstanding shares outstanding was not adjusted by the as-if converted Series C Convertible Preferred Stock because the effect would be anti-dilutive as it would decrease the net loss per share. If the as-if converted Series C Convertible Preferred Stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three months ended March 31, 2017 and 2016. See Note 5, Related Party Transactions.
We purchased approximately 1.4 million shares of Avon common stock for $6.2 during the first three months of 2017, as compared to approximately .9 million shares of Avon common stock for $3.5 during the first three months of 2016, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and performance restricted stock units.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

3. DISCONTINUED OPERATIONS
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus Capital Management, L.P. ("Cerberus"). The agreements include an investment agreement providing for a $435.0 investment by Cleveland Apple Investor L.P. (“Cerberus Investor”) (an affiliate of Cerberus) in the Company through the purchase of perpetual convertible preferred stock (see Note 5, Related Party Transactions) and a separation and investment agreement providing for the separation of the Company's North America business, which represented the Company's operations in the United States, Canada and Puerto Rico, from the Company into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by Cerberus NA Investor LLC (“Cerberus NA”) (an affiliate of Cerberus). These transactions closed on March 1, 2016.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for North America are shown below:

Three Months Ended March 31,
2016
Total revenue	$135.2
Cost of sales	53.2
Selling, general and administrative expenses	87.8
Operating loss	(5.8)
Other income items	.6
Loss from discontinued operations, before tax	(5.2)
Loss on sale of discontinued operations, before tax	(14.9)
Income taxes	10.5
Loss from discontinued operations, net of tax	$(9.6)
4. INVESTMENT IN NEW AVON
In connection with the separation of the Company's North America business (as discussed in Note 3, Discontinued Operations), which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon. The Company accounts for its ownership interests in New Avon using the equity method of accounting, which results in the Company recognizing its proportionate share of New Avon's income or loss and other comprehensive income or loss. The Company's proportionate share of the losses of New Avon was $4.0 and $3.9 during the three months ended March 31, 2017 and one month ended March 31, 2016, respectively, and was recorded within other expense, net. The Company also recorded an additional loss of $.5 within other expense, net and a benefit of $1.1 within other comprehensive income, during the three months ended March 31, 2017, primarily associated with purchase accounting adjustments reported by New Avon. At March 31, 2017, our investment in New Avon was $29.4 and was classified within other assets in our Consolidated Balance Sheets.
Summarized financial information related to New Avon is shown below:

	Three Months Ended March 31, 2017	One Month Ended March 31, 2016
Total revenue	$176.8	$88.8
Gross profit	$110.2	$53.4
Net loss	$(20.3)	$(19.6)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

5. RELATED PARTY TRANSACTIONS
The following tables present the related party transactions with New Avon and affiliates of Cerberus. New Avon is majority owned and managed by Cerberus NA. See Note 3, Discontinued Operations and Note 4, Investment in Avon for further details.

	Three Months Ended March 31,
	2017	2016
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$8.0	$3.7
Gross profit from sale of product to New Avon(1)	$.6	$.5

Cost of sales for purchases from New Avon(2)	$.8	$.9

Selling, general and administrative expenses:
Transition services, research and development and subleases(3)	$(7.9)	$(3.9)
Project management team(4)	.8	—
Net reduction of selling, general and administrative expenses	$(7.1)	$(3.9)

	March 31, 2017	December 31, 2016
Balance Sheet Data
Inventories(5)	$.8	$1.0
Receivables due from New Avon(6)	$6.8	$11.6
Payables due to New Avon(7)	$.4	$.7
Payables due to an affiliate of Cerberus(8)	$.6	$.6
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. The Company recorded revenue of $8.0 and $3.7, within other revenue, and gross profit of $.6 and $.5 associated with this agreement during the three months ended March 31, 2017 and 2016, respectively.
(2) New Avon also supplies product to the Company as part of this manufacturing and supply agreement. The Company purchased $1.0 and $1.2 from New Avon associated with this agreement during the three months ended March 31, 2017 and 2016, respectively, and recorded $.8 and $.9 associated with these purchases within cost of sales during the three months ended March 31, 2017 and 2016, respectively.
(3) The Company also entered into a transition services agreement to provide certain services to New Avon, as well as an agreement for research and development and subleases for office space. In addition, New Avon is performing certain services for the Company under a similar transition services agreement. The Company recorded a net $7.9 and $3.9 reduction of selling, general and administrative expenses associated with these agreements during the three months ended March 31, 2017 and 2016, respectively, which generally represents a recovery of the related costs.
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016. The Company recorded $.8 in selling, general and administrative expenses associated with these agreements during the three months ended March 31, 2017. See Note 12, Restructuring Initiatives for additional information related to the Transformation Plan.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of March 31, 2017, the Company has a liability of $1.6 for the estimated value of such standby letters of credit. The recognition of the initial liability of $2.1 was included in the estimated loss on sale of the North America business in loss from discontinued operations, net of tax during the three months ended March 31, 2016.
Series C Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued Series C Preferred Stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the Series C Preferred Stock at a rate of 1.25% per quarter. The Series C Preferred Stock had accrued unpaid dividends of $24.1 as of March 31, 2017. There were no dividends declared in the three months ended March 31, 2017 and 2016.
6. INVENTORIES

Components of Inventories	March 31, 2017	December 31, 2016
Raw materials	$194.3	$179.3
Finished goods	436.1	407.1
Total	$630.4	$586.4
7. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$1.4	$2.3	$1.2	$1.3	$—	$.1
Interest cost	.7	4.3	4.4	6.0	.4	.6
Expected return on plan assets	(.8)	(5.2)	(6.7)	(8.8)	—	—
Amortization of prior service credit	—	(.1)	—	—	(.1)	(.9)
Amortization of net actuarial losses	1.2	6.1	1.8	1.7	—	.2
Settlements/curtailments	—	.1	—	—	—	—
Net periodic benefit costs(1)	$2.5	$7.5	$.7	$.2	$.3	$—
(1) Includes $4.4 of U.S. pension and immaterial amounts of the postretirement benefit plans (related to the U.S.) for the three months ended March 31, 2016, which are included in discontinued operations. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above. See Note 3, Discontinued Operations for discussion of the separation of the Company's North America business.
During the three months ended March 31, 2017, we made less than $1 and approximately $5 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2017, we anticipate contributing approximately $10 to $15 and approximately $15 to $20 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we have appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $352, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $30 from approximately $71, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The Brazilian tax authorities' appeal to this favorable decision regarding the 2002 IPI assessment was decided in Avon’s favor in February 2017. This favorable decision remains subject to further appeal by the Brazilian tax authorities.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil is no longer required to remit the taxes associated with IPI into a judicial deposit. As the IPI tax increase remains in effect, Avon Brazil is continuing to recognize the IPI taxes associated with the May 2015 Executive Decree as a liability. At March 31, 2017, the liability to the taxing authorities for this IPI tax increase was approximately $148 and was classified within other liabilities in our Consolidated Balance Sheets, and the judicial deposit was approximately $74 and was classified within other assets in our Consolidated Balance Sheets. The net liability that does not have a corresponding judicial deposit was $74 at March 31, 2017, and the interest associated with this net liability will be recognized in other expense, net. Our cash flow from operations has benefited as compared to our earnings as we have recognized the expense and associated interest related to this IPI tax in our Consolidated Statements of Operations; however, since May 2016, we have not made a corresponding cash payment into a judicial deposit.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2017, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2016	$(910.9)	$(4.3)	$(120.2)	$2.2	$(1,033.2)
Other comprehensive income other than reclassifications	61.9	—	—	1.1	63.0
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(2)	—	—	3.1	—	3.1
Total reclassifications into earnings	—	—	3.1	—	3.1
Balance at March 31, 2017	$(849.0)	$(4.3)	$(117.1)	$3.3	$(967.1)

Three Months Ended March 31, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2015	$(950.0)	$(1.3)	$(4.3)	$(410.6)	$(1,366.2)
Other comprehensive income (loss) other than reclassifications	23.9	—	—	(12.7)	11.2
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(1)	—	.4	—	—	.4
Amortization of net actuarial loss and prior service cost, net of tax of $.2(2)	—	—	—	6.7	6.7
Deconsolidation of Venezuela, net of tax of $0.0	81.3	—	—	.8	82.1
Separation of North America, net of tax of $10.2	(10.0)	—	—	269.2	259.2
Total reclassifications into earnings	71.3	.4	—	276.7	348.4
Balance at March 31, 2016	$(854.8)	$(.9)	$(4.3)	$(146.6)	$(1,006.6)
(1) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
A foreign exchange net gain of $3.4 and net loss of $1.2 for the three months ended March 31, 2017 and 2016, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI are included in changes in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
Total Revenue	2017	2016
Europe, Middle East & Africa	$507.5	$520.4
South Latin America	499.2	426.4
North Latin America	193.2	204.7
Asia Pacific	124.2	134.6
Total revenue from reportable segments	1,324.1	1,286.1
Other operating segments and business activities	9.0	20.4
Total revenue	$1,333.1	$1,306.5

	Three Months Ended March 31,
Operating Profit	2017	2016
Segment Profit
Europe, Middle East & Africa	$74.6	$68.7
South Latin America	13.3	23.1
North Latin America	21.0	28.5
Asia Pacific	12.9	14.8
Total profit from reportable segments	$121.8	$135.1
Other operating segments and business activities	1.2	4.1
Unallocated global expenses	(84.3)	(84.6)
CTI restructuring initiatives	(10.0)	(46.8)
Operating profit	$28.7	$7.8
Other operating segments and business activities include the first quarter of 2016 results of Venezuela, as it was deconsolidated effective March 31, 2016, as well as markets that have been exited. Effective in the first quarter of 2017, given that we have exited Thailand during 2016, the results of Thailand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in Asia Pacific. Other operating segments and business activities also include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
11. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2017 and December 31, 2016, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2017	December 31, 2016
Prepaid taxes and tax refunds receivable	$114.3	$99.3
Prepaid brochure costs, paper and other literature	78.1	73.2
Receivables other than trade	55.0	68.3
Other	52.8	50.5
Prepaid expenses and other	$300.2	$291.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

At March 31, 2017 and December 31, 2016, other assets included the following:

Components of Other Assets	March 31, 2017	December 31, 2016
Deferred tax assets	162.8	162.1
Long-term receivables	89.6	78.9
Judicial deposits other than Brazil IPI tax (see below)	85.7	78.0
Capitalized software	83.3	83.9
Judicial deposit for Brazil IPI tax on cosmetics (Note 8)	74.4	69.0
Net overfunded pension plans	59.7	54.8
Trust assets associated with supplemental benefit plans	35.9	35.2
Investment in New Avon (Note 4)	29.4	32.8
Tooling (plates and molds associated with our beauty products)	14.5	14.7
Other	12.0	12.3
Other assets	$647.3	$621.7
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
As a result of these restructuring actions approved-to-date, we have recorded total costs to implement these restructuring initiatives of $116.1 before taxes, of which $10.0 was recorded during the three months ended March 31, 2017, in our Consolidated Statements of Operations. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $10 to $15 before taxes are expected to be recorded primarily in 2018. At this time we are unable to quantify the total costs to implement the restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented as we have not yet identified all actions to be taken.
Restructuring Charges - Three Months Ended March 31, 2017
During the three months ended March 31, 2017, we recorded costs to implement of $10.0 related to the Transformation Plan, in our Consolidated Statements of Operations. The costs consisted of the following:

•	net charges of $7.6, primarily for employee-related costs, including severance benefits;

•	contract termination and other net charge of $1.4;

•	implementation costs of $.5 primarily related to professional service fees; and

•	accelerated depreciation of $.5.
Of the total costs to implement during the three months ended March 31, 2017, $10.1 was recorded in selling, general and administrative expenses and a benefit of $.1 was recorded in cost of sales.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Restructuring Charges - Three Months Ended March 31, 2016
During the three months ended March 31, 2016, we recorded costs to implement of $47.5 related to the Transformation Plan, in selling, general and administrative expenses, in our Consolidated Statements of Operations. The costs consisted of the following:

•	net charge of $47.1 primarily for employee-related costs, including severance benefits; and

•	implementation costs of $.4 primarily related to professional service fees.
The liability balance for the Transformation Plan as of March 31, 2017 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2016	$48.6	$2.8	$51.4
2017 charges	9.7	—	9.7
Adjustments	(2.1)	1.4	(.7)
Cash payments	(9.0)	(.5)	(9.5)
Foreign exchange	.5	—	.5
Balance at March 31, 2017	$47.7	$3.7	$51.4
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2017.
The following table presents the restructuring charges incurred to date, under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to-date	$91.6	$.4	$2.7	$10.1	$104.8
Estimated charges to be incurred on approved initiatives	6.2	—	—	1.2	7.4
Total expected charges on approved initiatives	$97.8	$.4	$2.7	$11.3	$112.2
The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	11.7	14.2	74.4
First quarter 2017	3.0	2.7	(.1)	(.5)	3.9	9.0
Charges incurred to-date	33.9	15.9	4.3	11.2	39.5	104.8
Estimated charges to be incurred on approved initiatives	1.2	—	—	—	6.2	7.4
Total expected charges on approved initiatives	$35.1	$15.9	$4.3	$11.2	$45.7	$112.2
We expect our total costs to implement restructuring on approved initiatives to be an estimated $125 to $130 before taxes under the Transformation Plan. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will continue to incur other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Other Restructuring Initiatives
During the three months ended March 31, 2017 and 2016, we recorded an immaterial amount and a net benefit of $.7, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009, the restructuring initiatives launched in 2012 (including the cost savings initiative known as the "$400M Cost Savings Initiative"), and the restructuring actions identified during 2015 (collectively, the "Other Restructuring Initiatives"), which are substantially complete. The liability balance associated with the Other Restructuring Initiatives, which primarily consists of employee-related costs, as of March 31, 2017 is not material.
13. GOODWILL
Goodwill

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Gross balance at December 31, 2016	$25.6	$72.3	$85.0	$182.9
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2016	$18.7	$72.3	$2.6	$93.6

Changes during the period ended March 31, 2017:
Foreign exchange	.5	3.0	—	3.5

Gross balance at March 31, 2017	$26.1	$75.3	$85.0	$186.4
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at March 31, 2017	$19.2	$75.3	$2.6	$97.1
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	.4	.4
Total	$2.8	$.4	$3.2
Liabilities:
Foreign exchange forward contracts	$—	$.3	$.3
Total	$—	$.3	$.3

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
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, accounts receivable, loans receivable, debt maturing within one year, accounts payable, long-term debt and foreign exchange forward contracts. The carrying value for cash and cash equivalents, accounts receivable, accounts payable and short-term investments approximate fair value because of the short-term nature of these instruments.
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2017 and December 31, 2016, respectively, consisted of the following:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.8	$2.8	$2.8	$2.8
Debt maturing within one year(1)	(20.1)	(20.1)	(18.1)	(18.1)
Long-term debt(1)	(1,874.9)	(1,880.8)	(1,875.8)	(1,877.5)
Foreign exchange forward contracts	.1	.1	(2.4)	(2.4)
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2017:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.4	Accounts payable	$.3
Total derivatives not designated as hedges		$.4		$.3
Total derivatives		$.4		$.3

The following table presents the fair value of derivative instruments outstanding at December 31, 2016:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.6	Accounts payable	$3.0
Total derivatives not designated as hedges		$.6		$3.0
Total derivatives		$.6		$3.0
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of March 31, 2017, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at March 31, 2017 and December 31, 2016 was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which was amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. The net impact of the gain amortization was $3.7 for the three months ended March 31, 2016. At March 31, 2017, there is no unamortized deferred gain associated with the January 2013 interest-rate swap termination, as the underlying debt obligations have been paid.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. The net impact of the gain amortization was $1.2 and $1.7, respectively, for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $9.7, and was classified within long-term debt in our Consolidated Balance Sheets.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2017, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $65 for various currencies.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three months ended March 31, 2017 and 2016, we recorded a gain of $.5 and a loss of $2.3, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three months ended March 31, 2017 and 2016, we recorded a loss of $1.2 and a gain of $.8, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

16. DEBT
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of March 31, 2017, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of March 31, 2017, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down is reduced by any standby letters of credit granted by AIO, which, as of March 31, 2017, was approximately $44. As of March 31, 2017, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $356, could have been drawn down without violating any covenant.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 (the "5.00% Notes") and $250.0 principal amount of 6.95% Notes due March 15, 2043 (the "6.95% Notes") (collectively, the "2013 Notes"). In March 2008, we issued $350.0 principal amount of 6.50% Notes due March 1, 2019 (the "6.50% Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year, and interest on the 6.50% Notes are payable semi-annually on March 1 and September 1 of each year.
In August 2015, we prepaid the entire principal amount of our 2.375% Notes plus accrued interest and a make-whole premium. In 2016, we completed cash tender offers totaling to a $300.6 reduction for certain of our outstanding public notes, repurchased $180.5 of certain of our outstanding public notes, and prepaid the remaining principal amounts totaling $238.4 of our 4.20% Notes due July 15, 2018 and our 5.75% Notes due March 1, 2018, plus accrued interest and a make-whole premium (the "2016 debt transactions").
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
The indentures governing our outstanding notes described above contain certain customary covenants and customary events of default and cross-default provisions. Further, we would be required to make an offer to repurchase all of our outstanding notes described above at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change in control involving Avon and, at such time, the outstanding notes are rated below investment grade.
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
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Stable Outlook with B1 for corporate family debt, B3 for senior unsecured debt, and Ba1 for the Senior Secured Notes; S&P ratings of Positive Outlook with B for corporate family debt and senior unsecured debt and BB- for the Senior Secured Notes; and Fitch rating of Negative Outlook with B+, each of which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements.

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
During the three months ended March 31, 2017, revenue increased 2% compared to the prior-year period, primarily due to favorable foreign exchange, while Constant $ revenue decreased 1%. Our Constant $ revenue decline was primarily driven by declines in Russia, Asia Pacific and the United Kingdom, partially offset by growth in South Africa, Brazil and North Latin America. The decline in Constant $ revenue was primarily due to a 4% decrease in Active Representatives, which was partially offset by higher average order. The net impact of price and mix increased 6% as we have realized benefits from pricing. Units sold decreased 7%, primarily due to declines in units sold in Russia. The decrease in Active Representatives was primarily due to Europe, Middle East & Africa (driven by Russia), Asia Pacific (most significantly in Malaysia) and South Latin America. In addition, the decrease in Active Representatives was due to the impact of the exit from the Thailand market and the deconsolidation of Venezuela, which had a combined negative impact of 1 point.
Ending Representatives decreased by 2%. The decrease in Ending Representatives at March 31, 2017 as compared to the prior-year period was partially due to declines in Asia Pacific (most significantly in Malaysia) and Russia, partially offset by growth in South Africa and South Latin America. In addition, the decrease in Ending Representatives was due to the exit from the Thailand market, which had a negative impact of 1 point.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Transformation Plan
In January 2016, we initiated a transformation plan (the “Transformation Plan”) in order to enable us to achieve our long-term goals of mid single-digit Constant $ revenue growth and low double-digit operating margin. The Transformation Plan includes three pillars: invest in growth, reduce costs in an effort to continue to improve our cost structure and improve our financial resilience.
The Transformation Plan was designed to focus on cost savings and financial resilience in the first year, in order to support future investment in growth. In 2016 we achieved an estimated cost savings of $120 before taxes and significantly strengthened the balance sheet. In 2017, our cost savings target is $230 before taxes, which includes both run-rate savings from 2016, along with in-year savings from current year initiatives. Based on savings realized through the first quarter of 2017, we believe we are on track to achieve this target.
During 2017, we are increasing our focus on the invest in growth pillar, which includes investment in media and social selling, as well as spend related to service model evolution and information technology, primarily capital expenditures, which will be aimed at improving the overall Representative experience. The Company expects to increase capital expenditures by approximately $65 in 2017 related to invest in growth.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $116 before taxes associated with the Transformation Plan to-date. In connection with the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized savings of an estimated $105 to $115 before taxes. We have realized an estimated $20 before taxes of savings associated with the restructuring actions in the first quarter of 2017 and are expected to achieve the majority of the annualized savings in 2017. In addition, we have realized savings from other cost-savings strategies that did not result in restructuring charges. For the market closures, the expected annualized savings represented the operating profit (loss) no longer included within Avon's operating

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

results as a result of no longer operating in the respective market. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
For additional details on restructuring initiatives, see Note 12, Restructuring Initiatives, to the consolidated financial statements included herein. For additional details on strengthening the balance sheet, see Note 16, Debt, to the consolidated financial statements included herein and "Liquidity and Capital Resources" in this MD&A for additional information.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the consolidated financial statements included herein.
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016
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
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin and effective tax rate on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. See "Reconciliation of Non-GAAP Financial Measures" within "Results of Operations - Consolidated" in this MD&A for this quantitative reconciliation.
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives, 2) charges related to the deconsolidation of our Venezuelan operations as of March 31, 2016 ("Venezuelan special items"), and, as it relates to our effective tax rate discussion, 3) an income tax benefit realized in the first quarter of 2016 as a result of tax planning strategies ("Special tax items").
The Venezuelan special items include the impact on the Consolidated Statements of Operations in 2016 caused by the deconsolidation of our Venezuelan operations for which we recorded a loss of approximately $120 in other expense, net. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within accumulated other comprehensive loss ("AOCI") associated with foreign currency changes before Venezuela was accounted for as a highly inflationary economy.
In addition, the effective tax rate discussion includes Special tax items, including the impact during the first quarter of 2016 on the provision for income taxes in the Consolidated Statements of Operations due to an income tax benefit of approximately $29 recognized as the result of the implementation of foreign tax planning strategies.
See Note 12, Restructuring Initiatives, Note 1, Accounting Policies, and "Venezuela Discussion" and "Liquidity and Capital Resources" in this MD&A for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2017	2016	%/Point Change
Select Consolidated Financial Information
Total revenue	$1,333.1	$1,306.5	2%
Cost of sales	517.1	518.8	—%
Selling, general and administrative expenses	787.3	779.9	1%
Operating profit	28.7	7.8	*
Interest expense	35.1	32.7	7%
Interest income	(4.7)	(4.0)	18%
Other expense, net	5.0	137.2	(96)%
Loss before taxes	(6.7)	(158.1)	96%
Loss from continuing operations, net of tax	(36.5)	(155.8)	77%
Net loss attributable to Avon	$(36.5)	$(165.9)	78%

Diluted loss per share from continuing operations	$(.10)	$(.36)	72%
Diluted loss per share attributable to Avon	$(.10)	$(.38)	74%

Advertising expenses(1)	$30.1	$23.0	31%

Reconciliation of Non-GAAP Financial Measures
Gross margin	61.2%	60.3%	.9
CTI restructuring	—	—	—
Adjusted gross margin	61.2%	60.3%	.9

Selling, general and administrative expenses as a % of total revenue	59.1%	59.7%	(.6)
CTI restructuring	(.8)	(3.6)	2.8
Adjusted selling, general and administrative expenses as a % of total revenue	58.3%	56.1%	2.2

Operating profit	$28.7	$7.8	*
CTI restructuring	10.0	46.8
Adjusted operating profit	$38.7	$54.6	(29)%

Operating margin	2.2%	.6%	1.6
CTI restructuring	.8	3.6	(2.8)
Adjusted operating margin	2.9%	4.2%	(1.3)

Change in Constant $ Adjusted operating margin(2)			(1.1)

Performance Metrics
Change in Active Representatives			(4)%
Change in units sold			(7)%
Change in Ending Representatives			(2)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are recorded in selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended March 31, 2017
Revenue
During the three months ended March 31, 2017, revenue increased 2% compared to the prior-year period, primarily due to favorable foreign exchange, while Constant $ revenue decreased 1%. Our Constant $ revenue decline was primarily driven by declines in Russia, Asia Pacific and the United Kingdom, partially offset by growth in South Africa, Brazil and North Latin America. The decline in Constant $ revenue was primarily due to a 4% decrease in Active Representatives, which was partially offset by higher average order. The net impact of price and mix increased 6% as we have realized benefits from pricing. Units

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

sold decreased 7%, primarily due to declines in units sold in Russia. The decrease in Active Representatives was primarily due to Europe, Middle East & Africa (driven by Russia), Asia Pacific (most significantly in Malaysia) and South Latin America. In addition, the decrease in Active Representatives was due to the impact of the exit from the Thailand market and the deconsolidation of Venezuela, which had a combined negative impact of 1 point.
Ending Representatives decreased by 2%. The decrease in Ending Representatives at March 31, 2017 as compared to the prior-year period was partially due to declines in Asia Pacific (most significantly in Malaysia) and Russia, partially offset by growth in South Africa and South Latin America. In addition, the decrease in Ending Representatives was due to the exit from the Thailand market, which had a negative impact of 1 point.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Three Months Ended March 31,		%/Point Change
	2017	2016	US$	Constant $
Beauty:
Skincare	$385.1	$362.0	6%	1%
Fragrance	343.3	331.2	4	—
Color	241.7	245.7	(2)	(6)
Total Beauty	970.1	938.9	3	(1)
Fashion & Home:
Fashion	193.8	196.3	(1)	(4)
Home	134.1	129.2	4	1
Total Fashion & Home	327.9	325.5	1	(2)
Net sales from reportable segments	$1,298.0	$1,264.4	3	(1)
Net sales from Other operating segments and business activities	.1	15.6	*	*
Net sales	$1,298.1	$1,280.0	1	(2)
* Calculation not meaningful
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 160 basis points and decreased 130 basis points, respectively, compared to the same period of 2016. The increase in operating margin and decrease in Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin both increased 90 basis points compared to the same period of 2016, primarily due to the following:

•	an increase of 140 basis points due to the favorable net impact of mix and pricing, primarily due to inflationary and strategic pricing in South Latin America and Europe, Middle East & Africa; and

•	an increase of approximately 20 basis points due to the net favorable impact of foreign currency transaction gains and foreign currency translation.
These items were partially offset by the following:

•
a decrease of 40 basis points due to higher supply chain costs, primarily in South Latin America, North Latin America and Asia Pacific due to higher material and overhead costs, which was partially offset by lower material and distribution costs in Europe, Middle East & Africa; and

•	a decrease of 20 basis points due to sales of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016.
See Note 5, Related Party Transactions, to the consolidated financial statements included herein for more information on New Avon.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 60 basis points and increased 220 basis points, respectively, compared to the same period of 2016. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 280 basis points for lower CTI restructuring. See Note 12, Restructuring Initiatives, to the consolidated financial statements included herein for more information on CTI restructuring.
The remaining decrease in selling, general and administrative expenses as a percentage of revenue and the increase of 220 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue were primarily due to the following:

•
an increase of 140 basis points from higher bad debt expense, driven by Brazil primarily due to the lower than anticipated collection of receivables which was partly as a result of the macroeconomic environment;

•
an increase of 60 basis points due to the impact of an out-of-period adjustment in Global related to equity compensation which was recorded in the first quarter of 2017 that should have been recorded in the first quarter of 2016;

•	an increase of 60 basis points from higher transportation costs, primarily in Russia driven by new delivery rates; and

•	an increase of 40 basis points from higher advertising expense, primarily in Brazil and Russia.
These items were partially offset by the following:

•	a decrease of 50 basis points primarily due to lower Representative, sales leader and field expense, driven by Brazil; and

•	a decrease of approximately 40 basis points due to the favorable impact of foreign currency translation and foreign currency transaction gains.
Other Expense
Interest expense increased by approximately $2 compared to the prior-year period, primarily due to the interest associated with $500 of 7.875% Senior Secured Notes issued in August 2016 and lower amortization of gains associated with the termination of interest rate swaps. These items were partially offset by the interest savings associated with prepayment of the remaining principal amount of our 4.20% Notes and 5.75% Notes in November 2016, the August 2016 cash tender offers and the October 2016 and December 2016 repurchases of certain of our outstanding public notes. Refer to Note 16, Debt, and Note 15, Derivative Instruments and Hedging Activities, to the consolidated financial statements included herein for additional information.
Interest income increased by approximately $1 compared to the prior-year period.
Other expense, net, decreased by approximately $132 compared to the prior-year period, primarily due to the deconsolidation of our Venezuelan operations, as we recorded a loss of approximately $120 in the first quarter of 2016. In addition, other expense, net was positively impacted by foreign exchange net gains as compared to net losses in the prior year, resulting in a year-over-year benefit of approximately $14. See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations.
Effective Tax Rate
The effective tax rates in 2017 and 2016 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2017 and 2016 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. These factors resulted in unusual effective tax rates in 2017 and 2016.
The effective tax rate in 2017 was impacted by CTI restructuring. The effective tax rate in 2016 was impacted by the deconsolidation of our Venezuelan operations and CTI restructuring, partially offset by a benefit of approximately $29 as a result of the implementation of foreign tax planning strategies.
The effective tax rates and the Adjusted effective tax rates in 2017 and 2016 were negatively impacted by the country mix of earnings and the inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results, including the impact caused by the withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the consolidated financial statements included herein for further discussion of our Venezuela operations.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction gains (classified within cost of sales, and selling, general and administrative expenses), which had a favorable impact to operating profit and Adjusted operating profit of an estimated $5, or approximately 20 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had a favorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 40 points to operating margin and Adjusted operating margin; and

•
foreign exchange net gains on our working capital (classified within other expense, net) as compared to net losses in the prior year, resulting in a year-over-year benefit of approximately $14 before tax on both a reported and Adjusted basis.

Discontinued Operations
Loss from discontinued operations, net of tax was approximately $10 for 2016. During the first quarter of 2016, we recorded a charge of approximately $15 before tax ($5 after tax) associated with the sale of the North America business which closed on March 1, 2016. See Note 3, Discontinued Operations, to the consolidated financial statements included herein for more information.
Venezuela Discussion
As of March 31, 2016, we deconsolidated our Venezuelan operations, and since then, we account for this business using the cost method of accounting. The decision to deconsolidate our Venezuelan operations was due to the lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. This was caused by Venezuela's restrictive foreign exchange control regulations and our Venezuelan operations' increasingly limited access to U.S. dollars, which restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations.
As a result of the change to the cost method of accounting, in the first quarter of 2016 we recorded a loss of approximately $120 in other expense, net. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within AOCI associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy. The net assets of the Venezuelan business were comprised of inventories of approximately $24, property, plant and equipment, net of approximately $15, other assets of approximately $11, accounts receivable of approximately $5, cash of approximately $4, and accounts payable and accrued liabilities of approximately $20. Our Consolidated Balance Sheets no longer include the assets and liabilities of our Venezuelan operations. We no longer include the results of our Venezuelan operations in our Consolidated Financial Statements, and will include income relating to our Venezuelan operations only to the extent that we receive cash for dividends or royalties remitted by Avon Venezuela.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended March 31,
			%/Point Change
	2017	2016	US$	Constant $
Total revenue	$507.5	$520.4	(2)%	(4)%
Segment profit	74.6	68.7	9%	5%

Segment margin	14.7%	13.2%	1.5	1.3

Change in Active Representatives				(3)%
Change in units sold				(13)%
Change in Ending Representatives				(1)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2017
Total revenue decreased 2% compared to the prior-year period, despite the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Russian ruble. On a Constant $ basis, revenue decreased 4%, primarily driven by declines in Russia and the United Kingdom, partially offset by growth in South Africa. The segment's Constant $ revenue decline was driven by the decrease in Active Representatives, as well as lower average order. The decline in Ending Representatives was primarily driven by a decline in Russia, partially offset by an increase in South Africa.
In Russia, revenue increased 13%, benefiting significantly from the favorable impact of foreign exchange. On a Constant $ basis, Russia's revenue declined 10%, primarily due to a decrease in Active Representatives along with lower average order. Constant $ revenue in Russia was negatively impacted by an aggressive pricing environment, combined with service issues related to our delivery provider, which also negatively impacted units in Russia. In the United Kingdom, revenue declined 18%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 6%, primarily due to a decrease in Active Representatives as well as lower average order. The Constant $ revenue decline in the United Kingdom was partially due to the anniversary of the strong product launch of Matte lipstick in the first quarter of 2016. In South Africa, revenue grew 41%, which was favorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 19%, primarily due to an increase in Active Representatives.
Segment margin increased 1.5 points, or 1.3 points on a Constant $ basis, primarily as a result of:

•
a benefit of 4.5 points due to higher gross margin caused primarily by 2.6 points from the favorable net impact of mix and pricing, 1.2 points due to lower supply chain costs, and an estimated 1 point from the favorable impact of foreign currency transaction net gains. Supply chain costs benefited primarily from lower material and distribution costs, partially due to productivity initiatives;

•	a decline of 1.2 points from higher transportation costs, primarily in Russia driven by new delivery rates;

•	a net decline of 1.1 points primarily due to the impact of the Constant $ revenue decline with respect to our fixed expenses; and

•	a decline of .4 points from higher advertising expense, primarily in Russia.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

South Latin America

	Three Months Ended March 31,
			%/Point Change
	2017	2016	US$	Constant $
Total revenue	$499.2	$426.4	17%	2%
Segment profit	13.3	23.1	(42)%	(49)%

Segment margin	2.7%	5.4%	(2.7)	(2.5)

Change in Active Representatives				(2)%
Change in units sold				(1)%
Change in Ending Representatives				1%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2017
Total revenue increased 17% compared to the prior-year period, primarily due to the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Brazilian real. On a Constant $ basis, revenue increased 2%. The segment's Constant $ revenue benefited from higher average order, which was driven by pricing, partially offset by a decrease in Active Representatives. The increase in Ending Representatives was primarily driven by growth in Brazil and Argentina.
Revenue in Brazil increased 26%, favorably impacted by foreign exchange. Brazil’s Constant $ revenue increased 2%, primarily due to higher average order, partially offset by a decrease in Active Representatives. Brazil continued to be impacted by a difficult macroeconomic environment. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products were relatively unchanged and increased 3%, respectively. Revenue in Argentina grew 16%, or 26% on a Constant $ basis, which was primarily due to higher average order which was impacted by the inflationary impact on pricing.
Segment margin decreased 2.7 points, or 2.5 points on a Constant $ basis, primarily as a result of:

•
a decline of 3.5 points from higher bad debt expense, driven by Brazil primarily due to the lower than anticipated collection of receivables which was partly as a result of the macroeconomic environment;

•
a decline of 1.2 points primarily due to higher fixed expenses, which included inflationary pressures in Argentina, partially offset by the impact of the Constant $ revenue growth with respect to our fixed expenses;

•	a decline of .5 points from higher advertising expense, primarily in Brazil which was driven by product launches;

•
a benefit of 1.5 points due to higher gross margin caused by 2.9 points from the favorable net impact of mix and pricing, primarily due to inflationary and strategic pricing, partially offset by 1.1 points from higher supply chain costs. Supply chain costs were primarily negatively impacted by higher material costs, which included inflationary pressures in Argentina; and

•	a benefit of 1.3 points primarily due to lower Representative, sales leader and field expense in Brazil which was driven by lower payouts to the field.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North Latin America

	Three Months Ended March 31,
			%/Point Change
	2017	2016	US$	Constant $
Total revenue	$193.2	$204.7	(6)%	2%
Segment profit	21.0	28.5	(26)%	(20)%

Segment margin	10.9%	13.9%	(3.0)	(2.9)

Change in Active Representatives				—%
Change in units sold				(1)%
Change in Ending Representatives				—%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2017
North Latin America consists largely of our Mexico business. Total revenue for the segment decreased 6% compared to the prior-year period, due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 2%, which benefited from higher average order. Revenue in Mexico decreased 10%, unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue increased 1%, primarily due to higher average order, which benefited from pricing, partially offset by a decrease in Active Representatives. Beauty Constant $ sales grew in Mexico, primarily due to innovation. This was partially offset by a Constant $ sales decline in Fashion & Home in Mexico, caused by a focus on moving excess inventory in that category.
Segment margin decreased 3.0 points, or 2.9 points on a Constant $ basis, primarily as a result of:

•
a decline of 1.2 points due to lower gross margin caused primarily by 1.6 points from higher supply chain costs, partially offset by .7 points from the favorable impact of mix and pricing. Supply chain costs were negatively impacted by higher overhead costs as a result of lower productivity, and higher air freight costs, partially offset by lower obsolescence;

•	a decline of .8 points from higher bad debt expense, primarily in Mexico driven by the implementation of a new collection process as a result of changes in regulations; and

•	a decline of .4 points from higher transportation costs driven by increased fuel prices.
Asia Pacific

	Three Months Ended March 31,
			%/Point Change
	2017	2016	US$	Constant $
Total revenue	$124.2	$134.6	(8)%	(5)%
Segment profit	12.9	14.8	(13)%	(7)%

Segment margin	10.4%	11.0%	(.6)	(.2)

Change in Active Representatives				(8)%
Change in units sold				(3)%
Change in Ending Representatives				(8)%
Amounts in the table above may not necessarily sum due to rounding.
Effective in the first quarter of 2017, given that we have exited Thailand during 2016, the results of Thailand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in Asia Pacific. The impact was not material to Asia Pacific or Other operating segments and business activities and is consistent with how we present other market exits.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended March 31, 2017
Total revenue decreased 8% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 5%, as modest Constant $ revenue growth in the Philippines was not enough to offset the declines in most other markets. The segment's Constant $ revenue decline was primarily due to a decrease in Active Representatives, most significantly in Malaysia, partially offset by higher average order. The decrease in Ending Representatives was impacted by declines in all markets, most significantly in Malaysia. Revenue in the Philippines decreased 4%, or increased 2% on a Constant $ basis, primarily due to higher average order, which benefited from pricing, partially offset by a decrease in Active Representatives.
Segment margin decreased .6 points, or .2 points on a Constant $ basis, primarily as a result of:

•
a decline of 2.3 points due to lower gross margin caused primarily by 2.1 points from higher supply chain costs and .8 points from the unfavorable impact of mix and pricing, partially offset by .6 points from the favorable impact of foreign currency transaction net gains. Supply chain costs were negatively impacted by higher overhead costs;

•	a net benefit of 1.3 points from lower fixed expenses, partially offset by the unfavorable impact of the declining revenue with respect to our fixed expenses;

•	a benefit of .4 points due to lower Representative, sales leader and field expense; and

•	various other insignificant items that partially offset the decline in segment margin.
We have completed the review of our China operations and have determined that we will retain China in our portfolio of businesses.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At March 31, 2017, we had cash and cash equivalents totaling approximately $560. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. For more information with respect to currency restrictions, see "Segment Review - South Latin America" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" contained in our 2016 Form 10-K.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity (including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded in 2015 and 2016, which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings were downgraded in each of the last three years, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" contained in our 2016 Form 10-K.
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
Cash Flows
Net Cash Used by Continuing Operating Activities
Net cash used by continuing operating activities during the first three months of 2017 was approximately $80, as compared to approximately $191 during the first three months of 2016. The approximate $111 decrease to net cash used by continuing operating activities was primarily due to lower purchases of inventory, the contribution to the U.S. pension plan in 2016 of $20,

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

and Industrial Production Tax ("IPI") payments made in Brazil in 2016 that did not recur in 2017 (based on the favorable outcome received in May 2016 related to the injunction on cash deposits for IPI taxes). See Note 8, Contingencies, to the consolidated financial statements included herein for additional information on the IPI taxes.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first three months of 2017 was approximately $22, as compared to approximately $25 during the first three months of 2016.
Net Cash (Used) Provided by Continuing Financing Activities
Net cash used by continuing financing activities during the first three months of 2017 was approximately $5, as compared to net cash provided by continuing financing activities of approximately $436 during the first three months of 2016. The approximate $441 decrease to net cash (used) provided by continuing financing activities was primarily due to the net proceeds from the sale of Series C Preferred Stock. See Note 5, Related Party Transactions, to the consolidated financial statements included herein for more information.
Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of March 31, 2017, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of 6.50% Notes due March 1, 2019 and 4.60% Notes due March 15, 2020, if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of March 31, 2017, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down is reduced by any standby letters of credit granted by AIO, which, as of March 31, 2017, was approximately $44. As of March 31, 2017, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $356, could have been drawn down without violating any covenant. A continued decline in our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges) may further reduce our borrowing capacity under the 2015 facility or cause us to be non-compliant with our interest coverage and total leverage ratios. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of March 31, 2017, there were no amounts outstanding under the 2015 facility.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of March 31, 2017, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at March 31, 2017 and December 31, 2016 was exposed to floating interest rates.
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

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2016 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended March 31, 2017:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/17	256,870	(1)	$5.06	*	*
2/1 - 2/28/17	5,015	(1)	5.29	*	*
3/1 - 3/31/17	1,154,237	(1)	4.31	*	*
Total	1,416,122		$4.45	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	May 4, 2017	/s/ Robert Loughran
Robert Loughran
Group Vice President and
Chief Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.

AVON PRODUCTS, INC.

EXHIBIT INDEX

10.1	Transition Letter Agreement and General Release of Claims dated as of March 20, 2017, between Avon Products, Inc. and Jeff Benjamin.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements