Form 10-Q
period 2017-06-30
AVON PRODUCTS INC
filed 2017-08-03
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at June 30, 2017 was 439,949,643.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	June 30, 2017	June 30, 2016
Net sales	$1,353.5	$1,399.5
Other revenue	42.4	34.8
Total revenue	1,395.9	1,434.3
Costs, expenses and other:
Cost of sales	525.0	565.0
Selling, general and administrative expenses	839.3	774.2
Operating profit	31.6	95.1
Interest expense	36.1	33.2
Interest income	(3.1)	(5.3)
Other expense (income), net	10.8	(4.7)
Total other expenses	43.8	23.2
(Loss) income before taxes	(12.2)	71.9
Income taxes	(33.6)	(36.1)
(Loss) income from continuing operations, net of tax	(45.8)	35.8
Loss from discontinued operations, net of tax	—	(2.6)
Net (loss) income	(45.8)	33.2
Net loss (income) attributable to noncontrolling interests	0.3	(0.2)
Net (loss) income attributable to Avon	$(45.5)	$33.0
(Loss) earnings per share:
Basic from continuing operations	$(0.12)	$0.07
Basic from discontinued operations	—	(0.01)
Basic attributable to Avon	(0.12)	0.06
Diluted from continuing operations	$(0.12)	$0.07
Diluted from discontinued operations	—	(0.01)
Diluted attributable to Avon	(0.12)	0.06
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
(In millions, except per share data)	June 30, 2017	June 30, 2016
Net sales	$2,651.6	$2,679.5
Other revenue	77.4	61.3
Total revenue	2,729.0	2,740.8
Costs, expenses and other:
Cost of sales	1,042.1	1,083.8
Selling, general and administrative expenses	1,626.6	1,554.1
Operating profit	60.3	102.9
Interest expense	71.2	65.9
Interest income	(7.8)	(9.3)
Other expense, net	15.8	132.5
Total other expenses	79.2	189.1
Loss before taxes	(18.9)	(86.2)
Income taxes	(63.4)	(33.8)
Loss from continuing operations, net of tax	(82.3)	(120.0)
Loss from discontinued operations, net of tax	—	(12.2)
Net loss	(82.3)	(132.2)
Net loss (income) attributable to noncontrolling interests	0.3	(0.7)
Net loss attributable to Avon	$(82.0)	$(132.9)
Loss per share:
Basic from continuing operations	$(0.21)	$(0.29)
Basic from discontinued operations	—	(0.03)
Basic attributable to Avon	(0.21)	(0.32)
Diluted from continuing operations	$(0.21)	$(0.29)
Diluted from discontinued operations	—	(0.03)
Diluted attributable to Avon	(0.21)	(0.32)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2017	June 30, 2016
Net (loss) income	$(45.8)	$33.2
Other comprehensive income (loss):
Foreign currency translation adjustments	9.5	(8.1)
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	—	0.5
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.0 and $0.2	3.1	4.2
Other comprehensive income related to New Avon investment, net of taxes of $0.0	0.1	—
Total other comprehensive income (loss), net of taxes	12.7	(3.4)
Comprehensive (loss) income	(33.1)	29.8
Less: comprehensive loss attributable to noncontrolling interests	(0.2)	(0.9)
Comprehensive (loss) income attributable to Avon	$(32.9)	$30.7
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2017	June 30, 2016
Net loss	$(82.3)	$(132.2)
Other comprehensive income:
Foreign currency translation adjustments	71.5	87.8
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	—	0.9
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.0 and $10.6	6.2	268.2
Other comprehensive income related to New Avon investment, net of taxes of $0.0	1.2	—
Total other comprehensive income, net of taxes	78.9	356.9
Comprehensive (loss) income	(3.4)	224.7
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.1)	0.2
Comprehensive (loss) income attributable to Avon	$(3.3)	$224.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$633.8	$654.4
Accounts receivable, net	450.0	458.9
Inventories	636.9	586.4
Prepaid expenses and other	294.0	291.3
Current assets of discontinued operations	0.5	1.3
Total current assets	2,015.2	1,992.3
Property, plant and equipment, at cost	1,491.7	1,424.1
Less accumulated depreciation	(770.0)	(712.8)
Property, plant and equipment, net	721.7	711.3
Goodwill	94.6	93.6
Other assets	636.0	621.7
Total assets	$3,467.5	$3,418.9
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$13.0	$18.1
Accounts payable	752.4	768.1
Accrued compensation	134.5	129.2
Other accrued liabilities	415.5	401.9
Sales and taxes other than income	152.5	147.0
Income taxes	15.8	10.7
Current liabilities of discontinued operations	3.8	10.7
Total current liabilities	1,487.5	1,485.7
Long-term debt	1,873.8	1,875.8
Employee benefit plans	172.6	164.5
Long-term income taxes	75.3	78.6
Other liabilities	243.6	205.8
Total liabilities	3,852.8	3,810.4

Commitments and contingencies (Note 8)
Series C convertible preferred stock	456.1	444.7

Shareholders’ Deficit
Common stock	189.6	188.8
Additional paid-in capital	2,289.2	2,273.9
Retained earnings	2,228.8	2,322.2
Accumulated other comprehensive loss	(954.6)	(1,033.2)
Treasury stock, at cost	(4,606.1)	(4,599.7)
Total Avon shareholders’ deficit	(853.1)	(848.0)
Noncontrolling interests	11.7	11.8
Total shareholders’ deficit	(841.4)	(836.2)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,467.5	$3,418.9
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net loss	$(82.3)	$(132.2)
Loss from discontinued operations, net of tax	—	12.2
Loss from continuing operations, net of tax	$(82.3)	$(120.0)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	41.7	41.7
Amortization	15.0	14.7
Provision for doubtful accounts	113.0	73.8
Provision for obsolescence	16.5	18.5
Share-based compensation	16.2	16.0
Foreign exchange losses	8.5	—
Deferred income taxes	12.0	(15.0)
Loss on deconsolidation of Venezuela	—	120.5
Other	16.1	1.7
Changes in assets and liabilities:
Accounts receivable	(92.0)	(90.4)
Inventories	(36.1)	(69.6)
Prepaid expenses and other	14.2	2.3
Accounts payable and accrued liabilities	(53.2)	(65.5)
Income and other taxes	(5.0)	(24.2)
Noncurrent assets and liabilities	26.6	(34.7)
Net cash provided (used) by operating activities of continuing operations	11.2	(130.2)
Cash Flows from Investing Activities
Capital expenditures	(43.0)	(42.7)
Disposal of assets	2.7	1.9
Reduction of cash due to Venezuela deconsolidation	—	(4.5)
Other investing activities	(0.1)	1.6
Net cash used by investing activities of continuing operations	(40.4)	(43.7)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	(4.4)	(11.6)
Proceeds from debt	—	8.8
Repayment of debt	(2.0)	(6.2)
Repurchase of common stock	(6.4)	(3.7)
Net proceeds from the sale of series C convertible preferred stock	—	426.3
Other financing activities	(0.2)	(1.0)
Net cash (used) provided by financing activities of continuing operations	(13.0)	412.6
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(6.4)	(65.9)
Net cash used by investing activities of discontinued operations	—	(96.7)
Net cash used by discontinued operations	(6.4)	(162.6)
Effect of exchange rate changes on cash and cash equivalents	28.0	(19.3)
Net (decrease) increase in cash and cash equivalents	(20.6)	56.8
Cash and cash equivalents at beginning of year(1)	654.4	684.7
Cash and cash equivalents at end of period	$633.8	$741.5

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Accounting Standards to be Implemented
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic ("ASC") 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new accounting guidance may be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We intend to adopt this new accounting guidance as a cumulative-effect adjustment as of January 1, 2018. We are currently evaluating the effect that adopting this new accounting guidance will have on our Consolidated Financial Statements. Based on the evaluation completed to-date, we believe that we will need to:

•	consider some of our sales incentive programs as a separate deliverable and allocate a portion of the sales transaction price to this deliverable;

•
consider some of our prospective discounts achieved based on sales targets as a separate deliverable and allocate a portion of the sales transaction prices to this deliverable, and thus deferring a portion of the sales transaction price until future discounts are realized;

•	adjust the manner in which we present our allowance for sales returns in our Consolidated Balance Sheets;

•
reflect fees paid by the Representative to the Company for items such as brochures, sales aids and late payments as revenue, rather than as a reduction to selling, general and administrative expenses ("SG&A"), as these represent separate performance obligations; and

•	reflect certain of the costs associated with the fees paid by the Representative in cost of sales, rather than SG&A.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. This new guidance requires entities to (1) disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current employee compensation costs in the Consolidated Statements of Operations and (2) present the other components of net periodic benefit costs below operating profit in other expense (income), net. We intend to adopt this new accounting guidance effective January 1, 2018. The new accounting guidance is applied retrospectively and will increase our operating profit for the three and six months ended June 30, 2017 and the full year 2016 by $1.0, $1.9 and $2.1, respectively, but will have no impact on net income (loss).
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all assets and liabilities arising from leases to be recognized in the Consolidated Balance Sheets. We intend to adopt this new accounting guidance effective January 1, 2019. We are currently evaluating the effect that adopting this new accounting guidance will have on our Consolidated Financial Statements.
2. (LOSS) EARNINGS PER SHARE AND SHARE REPURCHASES
We compute (loss) earnings per share ("EPS") using the two-class method, which is a (loss) earnings allocation formula that determines (loss) earnings per share for common stock, and (loss) earnings allocated to convertible preferred stock and participating securities, as appropriate. The earnings allocated to convertible preferred stock are the larger of 1) the preferred dividends accrued in the period or 2) the percentage of earnings from continuing operations allocable to the preferred stock as if they had been converted to common stock. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents to the extent any dividends are declared and paid on our common stock. We compute basic EPS by dividing net income (loss) allocated to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2017	2016	2017	2016
Numerator from continuing operations:
(Loss) income from continuing operations, less amounts attributable to noncontrolling interests	$(45.5)	$35.6	$(82.0)	$(120.7)
Less: (Loss) earnings allocated to participating securities	(.6)	.5	(1.0)	(1.7)
Less: Earnings allocated to convertible preferred stock	5.7	5.9	11.4	7.3
(Loss) income from continuing operations allocated to common shareholders	(50.6)	29.2	(92.4)	(126.3)
Numerator from discontinued operations:
Loss from discontinued operations	$—	$(2.6)	$—	$(12.2)
Less: Loss allocated to participating securities	—	—	—	(.2)
Loss allocated to common shareholders	—	(2.6)	—	(12.0)
Numerator attributable to Avon:
Net (loss) income attributable to Avon	$(45.5)	$33.0	$(82.0)	$(132.9)
Less: (Loss) earnings allocated to participating securities	(.6)	.4	(1.0)	(1.8)
Less: Earnings allocated to convertible preferred stock	5.7	5.9	11.4	7.3
(Loss) income allocated to common shareholders	(50.6)	26.7	(92.4)	(138.4)
Denominator:
Basic EPS weighted-average shares outstanding	439.9	436.9	439.3	436.4
Diluted effect of assumed conversion of stock options	—	—	—	—
Diluted effect of assumed conversion of preferred stock	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	439.9	436.9	439.3	436.4
(Loss) Earnings per Common Share from continuing operations:
Basic	$(.12)	$.07	$(.21)	$(.29)
Diluted	(.12)	.07	(.21)	(.29)
Loss per Common Share from discontinued operations:
Basic	$—	$(.01)	$—	$(.03)
Diluted	—	(.01)	—	(.03)
(Loss) Earnings per Common Share attributable to Avon:
Basic	$(.12)	$.06	$(.21)	$(.32)
Diluted	(.12)	.06	(.21)	(.32)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended June 30, 2017, and during the six months ended June 30, 2017 and 2016, we did not include stock options to purchase 18.1 million shares, 16.1 million shares and 13.8 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a loss from continuing operations, net of tax. The inclusion of these shares would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive. During the three months ended June 30, 2016, we did not include stock options to purchase 15.2 million shares of Avon common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would be anti-dilutive.
For the three and six months ended June 30, 2017 and 2016, it is more dilutive to assume the Series C Convertible Preferred Stock is not converted into common stock; therefore, the weighted-average shares outstanding was not adjusted by the as-if converted Series C Convertible Preferred Stock because the effect would be anti-dilutive as it would decrease the net loss per share. If the as-if converted Series C Convertible Preferred Stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three and six months ended June 30, 2017 and 2016. See Note 5, Related Party Transactions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

We purchased approximately 1.5 million shares of Avon common stock for $6.4 during the first six months of 2017, as compared to approximately .9 million shares of Avon common stock for $3.7 during the first six months of 2016, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and performance restricted stock units.
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
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for North America are shown below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Total revenue	$—	$135.2
Cost of sales	—	53.2
Selling, general and administrative expenses	1.2	89.0
Operating loss	(1.2)	(7.0)
Other income items	—	.6
Loss from discontinued operations, before tax	(1.2)	(6.4)
Loss on sale of discontinued operations, before tax	(1.4)	(16.3)
Income taxes	—	10.5
Loss from discontinued operations, net of tax	$(2.6)	$(12.2)
There were no amounts recorded in discontinued operations for the three or six months ended June 30, 2017.
4. INVESTMENT IN NEW AVON
In connection with the separation of the Company's North America business (as discussed in Note 3, Discontinued Operations), which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon. The Company accounts for its ownership interests in New Avon using the equity method of accounting, which results in the Company recognizing its proportionate share of New Avon's income or loss and other comprehensive income or loss. The Company's proportionate share of the losses of New Avon was $5.8 and $.6 during the three months ended June 30, 2017 and June 30, 2016, respectively, and $9.8 and $4.5 during the six months ended June 30, 2017 and four months ended June 30, 2016, respectively. The Company recorded these amounts within other expense, net. In addition, the Company's proportionate share of the post-separation other comprehensive income of New Avon was a benefit of $.1 and $.1 during the three and six months ended June 30, 2017, respectively, and was recorded within other comprehensive income (loss).
The Company also recorded an additional loss of $.5 within other expense, net and a benefit of $1.1 within other comprehensive income (loss), during the six months ended June 30, 2017, primarily associated with purchase accounting adjustments reported by New Avon. At June 30, 2017, our investment in New Avon was $23.7 and was classified within other assets in our Consolidated Balance Sheets.
Summarized financial information related to New Avon is shown below:

	Six Months Ended June 30, 2017	Four Months Ended June 30, 2016
Total revenue	$361.8	$318.2
Gross profit	$225.6	$189.9
Net loss	$(49.4)	$(22.8)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

5. RELATED PARTY TRANSACTIONS
The following tables present the related party transactions with New Avon and affiliates of Cerberus. New Avon is majority owned and managed by Cerberus NA. See Note 3, Discontinued Operations and Note 4, Investment in Avon for further details.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$9.6	$9.8	$17.6	$13.5
Gross profit from sale of product to New Avon(1)	$.7	$.4	$1.3	$.9

Cost of sales for purchases from New Avon(2)	$1.3	$2.0	$2.1	$2.9

Selling, general and administrative expenses:
Transition services, research and development and subleases(3)	$(7.2)	$(11.0)	$(15.1)	$(14.9)
Project management team(4)	$.8	1.0	$1.6	1.0
Net reduction of selling, general and administrative expenses	$(6.4)	$(10.0)	$(13.5)	$(13.9)

	June 30, 2017	December 31, 2016
Balance Sheet Data
Inventories(5)	$.4	$1.0
Receivables due from New Avon(6)	$8.0	$11.6
Payables due to New Avon(7)	$.2	$.7
Payables due to an affiliate of Cerberus(8)	$.4	$.6
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. The Company recorded revenue of $9.6 and $9.8, within other revenue, and gross profit of $.7 and $.4 associated with this agreement during the three months ended June 30, 2017 and 2016, respectively. The Company recorded revenue of $17.6 and $13.5,within other revenue, and gross profit of $1.3 and $.9 associated with this agreement during the six months ended June 30, 2017 and 2016, respectively.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement noted above. The Company purchased $.9 and $2.4 from New Avon associated with this agreement during the three months ended June 30, 2017 and 2016, respectively, and recorded $1.3 and $2.0 associated with these purchases within cost of sales during the three months ended June 30, 2017 and 2016, respectively. The Company purchased $1.9 and $3.6 from New Avon associated with this agreement during the six months ended June 30, 2017 and 2016, respectively and recorded $2.1 and $2.9 associated with these purchases within cost of sales during the six months ended June 30, 2017 and 2016, respectively.
(3) The Company also entered into a transition services agreement to provide certain services to New Avon, as well as an agreement for research and development and subleases for office space. In addition, New Avon is performing certain services for the Company under a similar transition services agreement. The Company recorded a net $7.2 and $11.0 reduction of selling, general and administrative expenses associated with these agreements during the three months ended June 30, 2017 and 2016, respectively, and a net $15.1 and $14.9 reduction of selling, general and administrative expenses associated with these agreements during the six months ended June 30, 2017 and 2016, respectively. The net reduction of selling, general and administrative expenses associated with these agreements generally represents a recovery of the related costs.
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016. The Company recorded $.8 and $1.0 in selling, general and administrative expenses associated with these agreements during the three months ended June 30, 2017 and 2016, respectively, and recorded $1.6 and $1.0 in selling, general and administrative expenses associated with these agreements during the six months ended June 30, 2017 and 2016, respectively. See Note 12, Restructuring Initiatives for additional information related to the Transformation Plan.
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
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of June 30, 2017, the Company has a liability of $1.6 for the estimated value of such standby letters of credit. The recognition of the initial liability of $2.1 was included in the estimated loss on sale of the North America business in loss from discontinued operations, net of tax during the year ended December 31, 2016.
Series C Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued Series C Preferred Stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the Series C Preferred Stock at a rate of 1.25% per quarter. The Series C Preferred Stock had accrued unpaid dividends of $29.8 as of June 30, 2017. There were no dividends declared in the six months ended June 30, 2017 and 2016.
6. INVENTORIES

Components of Inventories	June 30, 2017	December 31, 2016
Raw materials	$202.3	$179.3
Finished goods	434.6	407.1
Total	$636.9	$586.4
7. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$1.3	$1.3	$1.2	$1.3	$—	$—
Interest cost	.8	.8	4.4	5.7	.3	.3
Expected return on plan assets	(.8)	(1.0)	(6.9)	(8.7)	—	—
Amortization of prior service credit	—	—	(.1)	—	(.1)	—
Amortization of net actuarial losses	1.3	1.6	2.0	1.7	.1	(.1)
Net periodic benefit costs(1)	$2.6	$2.7	$.6	$—	$.3	$.2

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$2.7	$3.6	$2.4	$2.6	$—	$.1
Interest cost	1.5	5.1	8.8	11.7	.7	.9
Expected return on plan assets	(1.6)	(6.2)	(13.6)	(17.5)	—	—
Amortization of prior service credit	—	(.1)	(.1)	—	(.2)	(.9)
Amortization of net actuarial losses	2.5	7.7	3.8	3.4	.1	.1
Settlements/curtailments	—	.1	—	—	—	—
Net periodic benefit costs(1)	$5.1	$10.2	$1.3	$.2	$.6	$.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

(1) Includes $4.4 of U.S. pension and immaterial amounts of the postretirement benefit plans (related to the U.S.) for the six months ended June 30, 2016, which are included in discontinued operations. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above. See Note 3, Discontinued Operations for discussion of the separation of the Company's North America business.
During the six months ended June 30, 2017, we made approximately $1 and approximately $7 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2017, we anticipate contributing approximately $9 to $14 and approximately $13 to $18 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
In addition to the amounts in the tables above, during the second quarter of 2017, we recorded an $18.2 charge for a loss contingency related to a non-U.S. pension plan, for which an amendment to the plan that occurred in a prior year may not have been appropriately implemented.
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
Following our voluntary reporting of the internal investigation to both the U.S. Department of Justice (the "DOJ") and the U.S. Securities and Exchange Commission (the "SEC") and our subsequent cooperation with those agencies, the United States District Court for the Southern District of New York (the "USDC") approved in December 2014 a deferred prosecution agreement (“DPA”) entered into between the Company and the DOJ related to charges of violations of the books and records and internal controls provisions of the FCPA. In addition, Avon Products (China) Co. Ltd., a subsidiary of the Company operating in China, pleaded guilty to conspiring to violate the books and records provision of the FCPA and was sentenced by the USDC to pay a $68 fine. The SEC also filed a complaint against the Company charging violations of the books and records and internal controls provisions of the FCPA and the Consent which was approved in a judgment entered by the USDC in January 2015, and included $67 in disgorgement and prejudgment interest. The DPA, the above-mentioned guilty plea and the Consent resolved the SEC’s and the DOJ’s investigations of the Company’s compliance with the FCPA and related U.S. laws in China and additional countries. The fine was paid in December 2014 and the payment to the SEC was made in January 2015.
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
The monitor is assessing and monitoring the Company's compliance with the terms of the DPA and the Consent by evaluating, among other things, the Company's internal accounting controls, recordkeeping and financial reporting policies and procedures as they relate to the Company's current and ongoing compliance with the FCPA and other applicable anti-corruption laws. The monitor has recommended some changes to our policies and procedures that we are in the process of adopting, and may make additional recommendations that we must adopt unless they are unduly burdensome or otherwise inadvisable, in which case we may propose alternatives, which the DOJ and the SEC may or may not accept.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Brazilian Tax Assessments
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS). In the second quarter of 2014, the PIS and COFINS assessments were officially closed in favor of Avon Brazil. The 2002 and the 2012 IPI assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2002 and 2012 IPI assessments were unfounded.
These matters have been being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $340, including penalties and accrued interest. In October 2010, the 2002 IPI assessment was upheld at the first administrative level at an amount reduced to approximately $29 from approximately $69, including penalties and accrued interest. We appealed this decision to the second administrative level, which ruled in favor of Avon in March 2015 and canceled the 2002 IPI assessment. The Brazilian tax authorities' appeal to this favorable decision regarding the 2002 IPI assessment was decided in Avon’s favor in February 2017. In July 2017, the Brazilian Federal Courts rejected the Brazilian tax authorities' appeal to this favorable decision. The Brazilian tax authorities may no longer appeal this decision and Avon has received notification that the case is officially closed.
In the event that the 2012 IPI assessment is upheld, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). However, other similar IPI assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level and in July 2017 we received the official cancellation of the 2002 assessment pursuant to the favorable decision discussed above. We believe that the likelihood that the 2012 IPI assessment will be upheld is reasonably possible. As stated above, we believe that the 2012 IPI assessment is unfounded.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil is no longer required to remit the taxes associated with IPI into a judicial deposit. As the IPI tax increase remains in effect, Avon Brazil is continuing to recognize the IPI taxes associated with the May 2015 Executive Decree as a liability. At June 30, 2017, the liability to the taxing authorities for this IPI tax increase was approximately $160 and was classified within other liabilities in our Consolidated Balance Sheets, and the judicial deposit was approximately $72 and was classified within other assets in our Consolidated Balance Sheets. The net liability that does not have a corresponding judicial deposit was $88 at June 30, 2017, and the interest associated with this net liability has been and will continue to be recognized in other expense, net. Our cash flow from operations has benefited as compared to our earnings as we have recognized the expense and associated interest related to this IPI tax in our Consolidated Statements of Operations; however, since May 2016, we have not made a corresponding cash payment into a judicial deposit.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company's Consolidated Statements of Cash Flows as Avon Brazil would have to remit the liability owed to the taxing authorities. This amount would be partially offset by the amount of the judicial deposit held by Avon Brazil. We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2017, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at March 31, 2017	$(849.0)	$(4.3)	$(117.1)	$3.3	$(967.1)
Other comprehensive income other than reclassifications	9.3	—	—	.1	9.4
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(1)	—	—	3.1	—	3.1
Total reclassifications into earnings	—	—	3.1	—	3.1
Balance at June 30, 2017	$(839.7)	$(4.3)	$(114.0)	$3.4	$(954.6)

Three Months Ended June 30, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2016	$(854.8)	$(.9)	$(4.3)	$(146.6)	$(1,006.6)
Other comprehensive loss other than reclassifications	(7.9)	—	—	1.4	(6.5)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(2)	—	.5	—	—	.5
Amortization of net actuarial loss and prior service cost, net of tax of $.2(1)	—	—	—	2.8	2.8
Total reclassifications into earnings	—	.5	—	2.8	3.3
Balance at June 30, 2016	$(862.7)	$(.4)	$(4.3)	$(142.4)	$(1,009.8)

Six Months Ended June 30, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2016	$(910.9)	$(4.3)	$(120.2)	$2.2	$(1,033.2)
Other comprehensive income other than reclassifications	71.2	—	—	1.2	72.4
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(1)	—	—	6.2	—	6.2
Total reclassifications into earnings	—	—	6.2	—	6.2
Balance at June 30, 2017	$(839.7)	$(4.3)	$(114.0)	$3.4	$(954.6)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Six Months Ended June 30, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2015	$(950.0)	$(1.3)	$(4.3)	$(410.6)	$(1,366.2)
Other comprehensive income (loss) other than reclassifications	16.0	—	—	(11.3)	4.7
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(2)	—	.9	—	—	.9
Amortization of net actuarial loss and prior service cost, net of tax of $.4(1)	—	—	—	9.5	9.5
Deconsolidation of Venezuela, net of tax of $0.0	81.3	—	—	.8	82.1
Separation of North America, net of tax of $10.2	(10.0)	—	—	269.2	259.2
Total reclassifications into earnings	71.3	.9	—	279.5	351.7
Balance at June 30, 2016	$(862.7)	$(.4)	$(4.3)	$(142.4)	$(1,009.8)
(1) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
A foreign exchange net gain of $6.4 and net loss of $9.7 for the three months ended June 30, 2017 and 2016, respectively, and a foreign exchange net gain of $9.8 and net loss of $10.9 for the six months ended June 30, 2017 and 2016, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).
10. SEGMENT INFORMATION
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, costs to implement ("CTI") restructuring initiatives (see Note 12, Restructuring Initiatives), a loss contingency related to a non-U.S. pension plan (see Note 7, Employee Benefit Plans), certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2017	2016	2017	2016
Europe, Middle East & Africa	$494.6	$520.9	$1,002.1	$1,041.3
South Latin America	558.1	535.7	1,057.3	962.1
North Latin America	207.8	224.4	401.0	429.1
Asia Pacific	124.7	140.4	248.9	275.0
Total revenue from reportable segments	1,385.2	1,421.4	2,709.3	2,707.5
Other operating segments and business activities	10.7	12.9	19.7	33.3
Total revenue	$1,395.9	$1,434.3	$2,729.0	$2,740.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Profit	2017	2016	2017	2016
Segment Profit
Europe, Middle East & Africa	$82.0	$83.4	$156.6	$152.1
South Latin America	45.2	61.0	58.5	84.1
North Latin America	17.8	32.1	38.8	60.6
Asia Pacific	8.2	15.4	21.1	30.2
Total profit from reportable segments	$153.2	$191.9	$275.0	$327.0
Other operating segments and business activities	1.6	.1	2.8	4.2
Unallocated global expenses	(84.7)	(87.5)	(169.0)	(172.1)
CTI restructuring initiatives	(20.3)	(9.4)	(30.3)	(56.2)
Loss contingency	(18.2)	—	(18.2)	—
Operating profit	$31.6	$95.1	$60.3	$102.9
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
11. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2017 and December 31, 2016, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2017	December 31, 2016
Prepaid taxes and tax refunds receivable	$105.6	$99.3
Prepaid brochure costs, paper and other literature	71.2	73.2
Receivables other than trade	64.0	68.3
Other	53.2	50.5
Prepaid expenses and other	$294.0	$291.3
At June 30, 2017 and December 31, 2016, other assets included the following:

Components of Other Assets	June 30, 2017	December 31, 2016
Deferred tax assets	$166.0	$162.1
Long-term receivables	84.5	78.9
Judicial deposits other than Brazil IPI tax (see below)	81.9	78.0
Capitalized software	81.5	83.9
Judicial deposit for Brazil IPI tax on cosmetics (Note 8)	72.2	69.0
Net overfunded pension plans	64.3	54.8
Trust assets associated with supplemental benefit plans	36.4	35.2
Investment in New Avon (Note 4)	23.7	32.8
Tooling (plates and molds associated with our beauty products)	13.7	14.7
Other	11.8	12.3
Other assets	$636.0	$621.7

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
As a result of these restructuring actions approved-to-date, we have recorded total costs to implement these restructuring initiatives of $137.1 before taxes, of which $31.0 was recorded during the six months ended June 30, 2017, in our Consolidated Statements of Operations. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $10 to $15 before taxes are expected to be recorded primarily in 2018. At this time we are unable to quantify the total costs to implement the restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented as we have not yet identified all actions to be taken.
Restructuring Charges - Three and Six Months Ended June 30, 2017
During the three months and six months ended June 30, 2017, we recorded costs to implement of $21.0 and $31.0, respectively, related to the Transformation Plan, in our Consolidated Statements of Operations. The costs consisted of the following:

•	net charges of $9.5 and $17.1, respectively, for employee-related costs, including severance benefits;

•	contract termination and other net charges of $10.8 and $12.2, respectively, associated with vacating our previous corporate headquarters;

•	implementation costs of $.2 and $.7, respectively, primarily related to professional service fees; and

•	accelerated depreciation of $.5 and $1.0, respectively.
The total costs to implement during the three months ended June 30, 2017 of $21.0 was recorded in selling, general and administrative expenses. Of the total costs to implement during the six months ended June 30, 2017, $31.1 was recorded in selling, general and administrative expenses and a benefit of $.1 was recorded in cost of sales.
Restructuring Charges - Three and Six Months Ended June 30, 2016
During the three months and six ended June 30, 2016, we recorded costs to implement of $10.0 and $57.5, respectively, related to the Transformation Plan, in the Consolidated Statement of Operations. The costs consisted of the following:

•	net charges of $2.8 and $49.9, respectively, for employee-related costs, including severance benefits;

•	contract termination and other net charges of $4.6 and $4.6, respectively;

•	implementation costs of $1.1 and $1.5, respectively, primarily related to professional service fees;

•	accelerated depreciation of $1.2 and $1.2, respectively; and

•	inventory write-offs of $.3 and $.3, respectively.
Of the total costs to implement during the three months ended June 30, 2016, $9.7 was recorded in selling, general and administrative expenses and $.3 was recorded in cost of sales. Of the total costs to implement during the six months ended June 30, 2016, $57.2 was recorded in selling, general and administrative expenses and $.3 was recorded in cost of sales.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The liability balance for the Transformation Plan as of June 30, 2017 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2016	$48.6	$2.8	$51.4
2017 charges	18.7	—	18.7
Adjustments	(1.6)	12.2	10.6
Cash payments	(19.8)	(1.7)	(21.5)
Foreign exchange	.4	.1	.5
Balance at June 30, 2017	$46.3	$13.4	$59.7
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2017.
The following table presents the restructuring charges incurred to date, under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to-date	$101.1	$.4	$2.7	$20.9	$125.1
Estimated charges to be incurred on approved initiatives	6.2	—	—	1.2	7.4
Total expected charges on approved initiatives	$107.3	$.4	$2.7	$22.1	$132.5
The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	11.7	14.2	74.4
First quarter 2017	3.0	2.7	(.1)	(.5)	3.9	9.0
Second quarter 2017	(.1)	3.0	—	(.1)	17.5	20.3
Charges incurred to-date	33.8	18.9	4.3	11.1	57.0	125.1
Estimated charges to be incurred on approved initiatives	1.2	—	—	—	6.2	7.4
Total expected charges on approved initiatives	$35.0	$18.9	$4.3	$11.1	$63.2	$132.5
We expect our total costs to implement restructuring on approved initiatives to be an estimated $145 to $150 before taxes under the Transformation Plan. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will continue to incur other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.
Other Restructuring Initiatives
During the three and six months ended June 30, 2017, we recorded net benefits of $.7 and $.7, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009, the restructuring initiatives launched in 2012 (including the cost savings initiative known as the "$400M Cost Savings Initiative"), and the restructuring actions identified during 2015 (collectively, the "Other Restructuring Initiatives"), which are substantially complete. During the three and six months ended June 30, 2016, we recorded net benefits of $.6 and $1.3, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the Other Restructuring Initiatives. The liability balance associated with the Other Restructuring Initiatives, which primarily consists of employee-related costs, as of June 30, 2017 is not material.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

13. GOODWILL
Goodwill

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Gross balance at December 31, 2016	$25.6	$72.3	$85.0	$182.9
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2016	$18.7	$72.3	$2.6	$93.6

Changes during the period ended June 30, 2017:
Foreign exchange	1.5	(.5)	—	1.0

Gross balance at June 30, 2017	$27.1	$71.8	$85.0	$183.9
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at June 30, 2017	$20.2	$71.8	$2.6	$94.6
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.9	$—	$2.9
Foreign exchange forward contracts	—	1.0	1.0
Total	$2.9	$1.0	$3.9
Liabilities:
Foreign exchange forward contracts	$—	$.2	$.2
Total	$—	$.2	$.2
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$2.8	$—	$2.8
Foreign exchange forward contracts	—	.6	.6
Total	$2.8	$.6	$3.4
Liabilities:
Foreign exchange forward contracts	$—	$3.0	$3.0
Total	$—	$3.0	$3.0

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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2017 and December 31, 2016, respectively, consisted of the following:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$2.9	$2.9	$2.8	$2.8
Debt maturing within one year(1)	(13.0)	(13.0)	(18.1)	(18.1)
Long-term debt(1)	(1,873.8)	(1,852.1)	(1,875.8)	(1,877.5)
Foreign exchange forward contracts	(.8)	(.8)	(2.4)	(2.4)
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2017:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.0	Accounts payable	$.2
Total derivatives not designated as hedges		$1.0		$.2
Total derivatives		$1.0		$.2

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
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of June 30, 2017, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at June 30, 2017 and December 31, 2016 was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which was amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. The net impact of the gain amortization was $3.7 and $7.4 for the three and six months ended June 30, 2016, respectively. At June 30, 2017, there is no unamortized deferred gain associated with the January 2013 interest-rate swap termination, as the underlying debt obligations have been paid.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. The net impact of the gain amortization was $1.2 and $2.4 for the three and six months ended June 30, 2017, respectively, and $1.7 and $3.4 for the three and six months ended June 30, 2016, respectively. At June 30, 2017, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $8.5, and was classified within long-term debt in our Consolidated Balance Sheets.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2017, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $34 for various currencies.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three and six months ended June 30, 2017, we recorded gains of $1.7 and $2.2, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and six months ended June 30, 2017, we recorded losses of $2.7 and $3.9, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three and six months ended June 30, 2016, we recorded losses of $5.2 and $7.5, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and six months ended June 30, 2016, we recorded gains of $4.6 and $5.4, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
16. DEBT
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of June 30, 2017, there were no amounts outstanding under the 2015 facility.

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
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of June 30, 2017, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down is reduced by any standby letters of credit granted by AIO, which, as of June 30, 2017, was approximately $41. As of June 30, 2017, based on then applicable interest rates, approximately $354 could have been drawn down without violating any covenant.
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
During the six months ended June 30, 2017, revenue was relatively unchanged compared to the prior-year period, partially benefiting from foreign exchange, while Constant $ revenue decreased 3%. Our Constant $ revenue decline was primarily driven by declines in Russia, the United Kingdom and most of Asia Pacific, partially offset by growth in Argentina and South Africa. The decline in Constant $ revenue was primarily due to a 4% decrease in Active Representatives, which was partially offset by higher average order. The decrease in Active Representatives was primarily due to Europe, Middle East & Africa (most significantly in Russia), South Latin America (most significantly in Brazil) and Asia Pacific (most significantly in Malaysia). In addition, the decrease in Active Representatives was due to the impact of the exit from the Thailand market and the deconsolidation of Venezuela, which had a combined negative impact of 1 point. The net impact of price and mix increased 3%, primarily due to the inflationary impact on pricing in Argentina and Brazil. Units sold decreased 6%, primarily due to declines in units sold in Russia. The revenue performance was negatively impacted most significantly by a decline in Color sales, as we experienced issues in some markets as we have begun the segmentation of our Color category into three distinct brands. The timing of innovation also impacted the decline in Color sales; however, we expect to strengthen our Color category in the second half of 2017 through innovation.
Ending Representatives decreased by 2%. The decrease in Ending Representatives at June 30, 2017 as compared to the prior-year period was most significantly due to declines in Asia Pacific (principally in Malaysia) and Brazil, partially offset by growth in South Africa.
See "Segment Review" in this management's discussion and analysis of financial condition and results of operations ("MD&A") for additional information related to changes in revenue by segment.
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
The Transformation Plan was designed to focus on cost savings and financial resilience in the first year, in order to support future investment in growth. In 2016 we achieved an estimated cost savings of $120 before taxes and significantly strengthened the balance sheet. In 2017, our cost savings target is $230 before taxes, which includes both run-rate savings from 2016, along with in-year savings from current year initiatives. Based on savings realized through the first half of 2017, we believe we are on track to achieve this target.
During 2017, we are increasing our focus on the invest in growth pillar, which includes investment in media and social selling, as well as spending related to service model evolution and information technology, primarily capital expenditures, which will be aimed at improving the overall Representative experience. We believe that we will deliver a seamless, competitive experience for the Representatives, ensure we have the correct product offerings and address specific market needs across our geographic portfolio. We expect to increase capital expenditures by approximately $45 in 2017 related to invest in growth.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $137 before taxes associated with the Transformation Plan to-date. In connection with

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized savings of an estimated $105 to $115 before taxes. We have realized an estimated $35 before taxes of savings associated with the restructuring actions in the first half of 2017 and are expected to achieve the majority of the annualized savings in 2017. In addition, we have realized savings from other cost-savings strategies that did not result in restructuring charges. For the market closures, the expected annualized savings represented the operating profit (loss) no longer included within Avon's operating results as a result of no longer operating in the respective market. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
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
RESULTS OF OPERATIONS—THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives; 2) a charge for a loss contingency related to a non-U.S. pension plan ("Loss contingency"); 3) charges related to the deconsolidation of our Venezuelan operations as of March 31, 2016 ("Venezuelan special items"); and, as it relates to our effective tax rate discussion, 4) income tax benefits realized in the first quarter of 2016 as a result of tax planning strategies and in the second quarter of 2016 primarily due to the release of a valuation allowance associated with Russia ("Special tax items").
The Loss contingency includes the impact on the Consolidated Statements of Operations during the second quarter of 2017 caused by a charge of approximately $18 for a loss contingency related to a non-U.S. pension plan, for which an amendment to the plan that occurred in a prior year may not have been appropriately implemented.
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
In addition, the effective tax rate discussion includes Special tax items, including the impact during the second quarter of 2016 on the provision for income taxes in the Consolidated Statements of Operations primarily due to the release of a valuation

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

allowance associated with Russia of approximately $7. Special tax items also include the impact during the first quarter of 2016 on the provision for income taxes in the Consolidated Statements of Operations due to an income tax benefit of approximately $29 recognized as the result of the implementation of foreign tax planning strategies.
See Note 12, Restructuring Initiatives, Note 7, Employee Benefit Plans, Note 1, Accounting Policies, and "Venezuela Discussion" and "Liquidity and Capital Resources" in this MD&A for more information on these items.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	%/Point Change	2017	2016	%/Point Change
Select Consolidated Financial Information
Total revenue	$1,395.9	$1,434.3	(3)%	$2,729.0	$2,740.8	—%
Cost of sales	525.0	565.0	(7)%	1,042.1	1,083.8	(4)%
Selling, general and administrative expenses	839.3	774.2	8%	1,626.6	1,554.1	5%
Operating profit	31.6	95.1	(67)%	60.3	102.9	(41)%
Interest expense	36.1	33.2	9%	71.2	65.9	8%
Interest income	(3.1)	(5.3)	(42)%	(7.8)	(9.3)	(16)%
Other expense (income), net	10.8	(4.7)	*	15.8	132.5	(88)%
(Loss) income before taxes	(12.2)	71.9	*	(18.9)	(86.2)	78%
(Loss) income from continuing operations, net of tax	(45.8)	35.8	*	(82.3)	(120.0)	31%
Net (loss) income attributable to Avon	$(45.5)	$33.0	*	$(82.0)	$(132.9)	38%

Diluted (loss) earnings per share from continuing operations	$(.12)	$.07	*	$(.21)	$(.29)	28%
Diluted (loss) earnings per share attributable to Avon	$(.12)	$.06	*	$(.21)	$(.32)	34%

Advertising expenses(1)	$33.6	$25.3	33%	$63.7	$48.3	32%

Reconciliation of Non-GAAP Financial Measures
Gross margin	62.4%	60.6%	1.8	61.8%	60.5%	1.3
CTI restructuring	—	—	—	—	—	—
Adjusted gross margin	62.4%	60.6%	1.8	61.8%	60.5%	1.3

Selling, general and administrative expenses as a % of total revenue	60.1%	54.0%	6.1	59.6%	56.7%	2.9
CTI restructuring	(1.5)	(.6)	(.9)	(1.1)	(2.0)	.9
Loss contingency	(1.3)	—	(1.3)	(.7)	—	(.7)
Adjusted selling, general and administrative expenses as a % of total revenue	57.4%	53.3%	4.1	57.8%	54.7%	3.1

Operating profit	$31.6	$95.1	(67)%	$60.3	$102.9	(41)%
CTI restructuring	20.3	9.4		30.3	56.2
Loss contingency	18.2	—		18.2	—
Adjusted operating profit	$70.1	$104.5	(33)%	$108.8	$159.1	(32)%

Operating margin	2.3%	6.6%	(4.3)	2.2%	3.8%	(1.6)
CTI restructuring	1.5	.6	.9	1.1	2.0	(.9)
Loss contingency	1.3	—	1.3	.7	—	.7
Adjusted operating margin	5.0%	7.3%	(2.3)	4.0%	5.8%	(1.8)

Change in Constant $ Adjusted operating margin(2)			(2.2)			(1.7)

Performance Metrics
Change in Active Representatives			(3)%			(4)%
Change in units sold			(6)%			(6)%
Change in Ending Representatives			(2)%			(2)%
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
Three Months Ended June 30, 2017
Revenue
During the three months ended June 30, 2017, revenue decreased 3% compared to the prior-year period, partially benefiting from foreign exchange, while Constant $ revenue decreased 4%. Constant $ revenue was impacted by declines in all reportable segments, primarily driven by declines in Mexico, Brazil, Russia, the United Kingdom and all of Asia Pacific, partially offset by growth in Argentina and South Africa. The decline in Constant $ revenue was primarily due to a 3% decrease in Active Representatives, and to a lesser extent, lower average order. The decrease in Active Representatives was impacted by declines in all reportable segments, primarily driven by a decline in Brazil. The net impact of price and mix increased 2%, primarily due to the inflationary impact on pricing in Argentina and Brazil. Units sold decreased 6%, impacted by declines in all reportable segments, primarily driven by a decline in Brazil. The revenue performance was negatively impacted most significantly by a decline in Color sales, as we experienced issues in some markets as we have begun the segmentation of our Color category into three distinct brands. The timing of innovation also impacted the decline in Color sales; however, we expect to strengthen our Color category in the second half of 2017 through innovation.
Ending Representatives decreased by 2%. The decrease in Ending Representatives at June 30, 2017 as compared to the prior-year period was most significantly due to declines in Asia Pacific (principally in Malaysia) and Brazil, partially offset by growth in South Africa.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Three Months Ended June 30,		%/Point Change
	2017	2016	US$	Constant $
Beauty:
Skincare	$399.8	$417.2	(4)%	(6)%
Fragrance	368.2	360.8	2	1
Color	236.3	254.1	(7)	(8)
Total Beauty	1,004.3	1,032.1	(3)	(4)
Fashion & Home:
Fashion	202.8	216.8	(6)	(6)
Home	146.4	149.0	(2)	(2)
Total Fashion & Home	349.2	365.8	(5)	(5)
Net sales from reportable segments	$1,353.5	$1,397.9	(3)	(4)
Net sales from Other operating segments and business activities	—	1.6	*	*
Net sales	$1,353.5	$1,399.5	(3)	(4)
* Calculation not meaningful
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 430 basis points and 230 basis points, respectively, compared to the same period of 2016. The decreases in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were largely offset by the inflationary impact on costs outpacing revenue growth. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Gross Margin
Gross margin and Adjusted gross margin both increased 180 basis points compared to the same period of 2016, in each case primarily due to the following:

•	an increase of 110 basis points due to the favorable net impact of mix and pricing, primarily due to inflationary pricing in South Latin America; and

•	an increase of approximately 80 basis points due to the net favorable impact of foreign currency transaction gains and foreign currency translation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 610 basis points and 410 basis points, respectively, compared to the same period of 2016. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 130 basis points for a loss contingency related to a non-U.S. pension plan and approximately 90 basis points for higher CTI restructuring. During the second quarter of 2017, we recorded an $18.2 charge for a loss contingency related to a non-U.S. pension plan, for which an amendment to the plan that occurred in a prior year may not have been appropriately implemented. See Note 7, Employee Benefit Plans, to the Consolidated Financial Statements included herein for more information on the loss contingency related to a non-U.S. pension plan and Note 12, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.
The remaining increase in selling, general and administrative expenses as a percentage of revenue and the increase of 410 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue were, in each case, primarily due to the following:

•	an increase of 150 basis points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses;

•
an increase of 120 basis points from higher bad debt expense, driven by Brazil primarily due to the lower collection of receivables resulting from an adjustment to credit terms during 2016, as well as the impact from the macroeconomic environment;

•	an increase of 90 basis points primarily due to higher Representative, sales leader and field expense, driven by Brazil to support efforts to activate the field and improve Representative recruitment;

•	an increase of 70 basis points from higher transportation costs, most significantly in Russia which was driven by new delivery rates; and

•	an increase of 60 basis points from higher advertising expense, primarily in Brazil which was driven by product launches.
These items were partially offset by the following:

•	a decrease of 60 basis points due to lower expenses associated with employee incentive compensation plans; and

•	a decrease of approximately 50 basis points due to the favorable impact of foreign currency translation and foreign currency transaction gains.
Other Expenses
Interest expense increased by approximately $3 compared to the prior-year period, primarily due to the interest associated with $500 of 7.875% Senior Secured Notes issued in August 2016 and lower amortization of gains associated with the termination of interest rate swaps. These items were partially offset by the interest savings associated with prepayment of the remaining principal amount of our 4.20% Notes and 5.75% Notes in November 2016, the August 2016 cash tender offers and the October 2016 and December 2016 repurchases of certain of our outstanding public notes. Refer to Note 16, Debt, and Note 15, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements included herein for additional information.
Interest income increased by approximately $2 compared to the prior-year period.
Other expense (income), net, was expense of approximately $11 in the current-year period as compared to income of approximately $5 in the prior-year period, primarily due to foreign exchange net losses in the current year as compared to net gains in the prior year, resulting in a year-over-year unfavorable impact of approximately $9. In addition, other expense (income), net was unfavorably impacted by our proportionate share of New Avon's loss, which increased approximately $5 as

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

compared to the prior-year period. See Note 4, Investment in New Avon, to the Consolidated Financial Statements included herein for more information on New Avon.
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
The effective tax rate in 2017 was impacted by a loss contingency related to a non-U.S. pension plan and CTI restructuring. The effective tax rate in 2016 was impacted by CTI restructuring, partially offset by a net benefit of approximately $7 primarily due to the release of a valuation allowance associated with Russia.
In addition, the effective tax rates and the Adjusted effective tax rates in 2017 and 2016 were negatively impacted by the country mix of earnings.
To the extent that taxable income in our subsidiaries is less favorable than currently projected, we may be required to recognize additional valuation allowances on our subsidiaries’ deferred tax assets.
See Note 7, Employee Benefit Plans, to the Consolidated Financial Statements included herein for more information on the loss contingency related to a non-U.S. pension plan and Note 12, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction gains (classified within cost of sales, and selling, general and administrative expenses), which had a favorable impact to operating profit and Adjusted operating profit of an estimated $15, or approximately 100 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had a favorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 40 points to operating margin and approximately 30 points to Adjusted operating margin; and

•
foreign exchange net losses on our working capital (classified within other expense, net) as compared to net gains in the prior year, resulting in a year-over-year unfavorable impact of approximately $9 before tax on both a reported and Adjusted basis.

Discontinued Operations
Loss from discontinued operations, net of tax was approximately $3 for 2016. See Note 3, Discontinued Operations, to the Consolidated Financial Statements included herein for more information.
Six Months Ended June 30, 2017
Revenue
During the six months ended June 30, 2017, revenue was relatively unchanged compared to the prior-year period, partially benefiting from foreign exchange, while Constant $ revenue decreased 3%. Our Constant $ revenue decline was primarily driven by declines in Russia, the United Kingdom and most of Asia Pacific, partially offset by growth in Argentina and South Africa. The decline in Constant $ revenue was primarily due to a 4% decrease in Active Representatives, which was partially offset by higher average order. The decrease in Active Representatives was primarily due to Europe, Middle East & Africa (most significantly in Russia), South Latin America (most significantly in Brazil) and Asia Pacific (most significantly in Malaysia). In addition, the decrease in Active Representatives was due to the impact of the exit from the Thailand market and the deconsolidation of Venezuela, which had a combined negative impact of 1 point. The net impact of price and mix increased 3%, primarily due to the inflationary impact on pricing in Argentina and Brazil. Units sold decreased 6%, primarily due to declines in units sold in Russia. The revenue performance was negatively impacted most significantly by a decline in Color sales, as we experienced issues in some markets as we have begun the segmentation of our Color category into three distinct brands. The timing of innovation also impacted the decline in Color sales; however, we expect to strengthen our Color category in the second half of 2017 through innovation.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Six Months Ended June 30,		%/Point Change
	2017	2016	US$	Constant $
Beauty:
Skincare	$784.9	$779.2	1%	(3)%
Fragrance	711.5	692.0	3	1
Color	478.0	499.8	(4)	(7)
Total Beauty	1,974.4	1,971.0	—	(3)
Fashion & Home:
Fashion	396.6	413.1	(4)	(5)
Home	280.5	278.2	1	(1)
Total Fashion & Home	677.1	691.3	(2)	(3)
Net sales from reportable segments	$2,651.5	$2,662.3	—	(3)
Net sales from Other operating segments and business activities	.1	17.2	*	*
Net sales	$2,651.6	$2,679.5	(1)	(3)
* Calculation not meaningful
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 160 basis points and 180 basis points, respectively, compared to the same period of 2016. The decreases in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were largely offset by the inflationary impact on costs outpacing revenue growth. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin both increased 130 basis points compared to the same period of 2016, in each case primarily due to the following:

•	an increase of 130 basis points due to the favorable net impact of mix and pricing, primarily due to inflationary pricing in South Latin America and Europe, Middle East & Africa; and

•	an increase of approximately 50 basis points due to the net favorable impact of foreign currency transaction gains and foreign currency translation.
These items were partially offset by the following:

•
a decrease of 20 basis points due to higher supply chain costs, primarily in South Latin America, North Latin America and Asia Pacific due to higher material and overhead costs, which was partially offset by lower distribution and material costs in Europe, Middle East & Africa.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 290 basis points and 310 basis points, respectively, compared to the same period of 2016. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 90 basis for lower CTI restructuring, partially offset by approximately 70 basis points for a loss contingency related to a non-U.S. pension plan as discussed above. See Note 7, Employee Benefit Plans, to the Consolidated Financial Statements included herein for more information on the loss contingency related to a non-U.S. pension plan and Note 12, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The remaining increase in selling, general and administrative expenses as a percentage of revenue and the increase of 310 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue were, in each case, primarily due to the following:

•
an increase of 130 basis points from higher bad debt expense, driven by Brazil primarily due to the lower than anticipated collection of receivables resulting from an adjustment to credit terms during 2016, as well as the impact from the macroeconomic environment;

•	an increase of 80 basis points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses;

•	an increase of 60 basis points from higher transportation costs, primarily in Russia which was driven by new delivery rates;

•	an increase of 50 basis points from higher advertising expense, primarily in Brazil and Russia; and

•
an increase of 30 basis points due to the impact of an out-of-period adjustment in Global related to equity compensation which was recorded in the first quarter of 2017 that should have been recorded in the first quarter of 2016.

These items were partially offset by the following:

•	a decrease of approximately 40 basis points due to the favorable impact of foreign currency translation and foreign currency transaction gains; and

•	a decrease of 30 basis points due to lower expenses associated with employee incentive compensation plans.
Other Expenses
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
Interest income increased by approximately $2 compared to the prior-year period.
Other expense, net, decreased by approximately $117 compared to the prior-year period, primarily due to the deconsolidation of our Venezuelan operations, as we recorded a loss of approximately $120 in the first quarter of 2016. In addition, other expense, net was positively impacted by foreign exchange net gains in the current year as compared to net losses in the prior year, resulting in a year-over-year benefit of approximately $5. These items were partially offset by the unfavorable impact of our proportionate share of New Avon's loss, which increased approximately $6 as compared to the prior-year period. See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the Consolidated Financial Statements included herein for further discussion of our Venezuela operations, and see Note 4, Investment in New Avon, to the Consolidated Financial Statements included herein for more information on New Avon.
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
The effective tax rate in 2017 was impacted by a loss contingency related to a non-U.S. pension plan and CTI restructuring. The effective tax rate in 2016 was impacted by the deconsolidation of our Venezuelan operations and CTI restructuring, partially offset by a benefit of approximately $29 as a result of the implementation of foreign tax planning strategies and a net benefit of approximately $7 primarily due to the release of a valuation allowance associated with Russia.
In addition, the effective tax rates and the Adjusted effective tax rates in 2017 and 2016 were negatively impacted by the country mix of earnings.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

See Note 7, Employee Benefit Plans, to the Consolidated Financial Statements included herein for more information on the loss contingency related to a non-U.S. pension plan, Note 12, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring and "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the Consolidated Financial Statements included herein for further discussion of our Venezuela operations.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction gains (classified within cost of sales, and selling, general and administrative expenses), which had a favorable impact to operating profit and Adjusted operating profit of an estimated $20, or approximately 60 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had a favorable impact to operating profit and Adjusted operating profit of approximately $10, or approximately 40 points to operating margin and approximately 30 points to Adjusted operating margin; and

•
foreign exchange net gains on our working capital (classified within other expense, net) as compared to net losses in the prior year, resulting in a year-over-year benefit of approximately $5 before tax on both a reported and Adjusted basis.

Discontinued Operations
Loss from discontinued operations, net of tax was approximately $12 for 2016. During the first half of 2016, we recorded charges of approximately $16 before tax ($6 after tax) in the aggregate associated with the sale of the North America business which closed on March 1, 2016. See Note 3, Discontinued Operations, to the Consolidated Financial Statements included herein for more information.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2017	2016	US$	Constant $	2017	2016	US$	Constant $
Total revenue	$494.6	$520.9	(5)%	(6)%	$1,002.1	$1,041.3	(4)%	(5)%
Segment profit	82.0	83.4	(2)%	(4)%	156.6	152.1	3%	—%

Segment margin	16.6%	16.0%	.6	.3	15.6%	14.6%	1.0	.8

Change in Active Representatives				(3)%				(3)%
Change in units sold				(8)%				(11)%
Change in Ending Representatives				(1)%				(1)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2017
Total revenue decreased 5% compared to the prior-year period, despite the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Russian ruble, partially offset by the strengthening of the U.S. dollar relative to the British pound. On a Constant $ basis, revenue decreased 6%, driven by the decrease in Active Representatives and lower average order. The decline in Ending Representatives was primarily driven by a decline in Russia, partially offset by an increase in South Africa.
In Russia, revenue increased 7%, benefiting significantly from the favorable impact of foreign exchange. On a Constant $ basis, Russia's revenue declined 7%, primarily due to lower average order along with a decrease in Active Representatives. The Constant $ revenue decline in Russia was impacted by a comparison to strong volume growth in the prior-year period, which benefited primarily from a pricing lag during an inflationary period. In addition, Constant $ revenue in Russia was impacted by service issues related to our delivery provider, particularly in the early part of the second quarter of 2017. In the United Kingdom, revenue declined 20%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 10%, primarily due to a decrease in Active Representatives, as well as lower average order. The Constant $ revenue decline in the United Kingdom was partially due to the anniversary of the strong product launches in the second quarter of 2016 as well as the benefit in the second quarter of 2016 resulting from the launch of Matte lipstick in the latter portion of the first quarter of 2016. In addition, the migration to a national delivery provider from local carriers to improve flexibility caused disruption in the United Kingdom, negatively impacting revenue growth. In South Africa, revenue grew 27%, which was favorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 10%, driven by an increase in Active Representatives, partially offset by lower average order.
Segment margin increased .6 points, or .3 points on a Constant $ basis, in each case primarily as a result of:

•
a benefit of 2.9 points due to higher gross margin caused primarily by an estimated 2 points from the favorable impact of foreign currency transaction net gains, .7 points from the favorable net impact of mix and pricing and .6 points due to lower supply chain costs. Supply chain costs benefited primarily from lower distribution and material costs, partially due to productivity initiatives;

•	a decline of 1.1 points from higher transportation costs, driven primarily by new delivery rates in Russia;

•	a net decline of .9 points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses; and

•	a decline of .7 points from higher bad debt expense, most significantly in the United Kingdom where a declining Representative count has impacted collections.
Six Months Ended June 30, 2017
Total revenue decreased 4% compared to the prior-year period, despite the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Russian ruble, partially offset by the strengthening of the U.S. dollar relative to the British pound. On a Constant $ basis, revenue decreased 5%, primarily driven by declines in Russia and the United Kingdom, partially offset by growth in South Africa. The segment's Constant $ revenue decline was driven by the decrease in Active Representatives, as well as lower average order.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

In Russia, revenue increased 10%, benefiting significantly from the favorable impact of foreign exchange. On a Constant $ basis, Russia's revenue declined 9%, primarily due to a decrease in Active Representatives along with lower average order. The Constant $ revenue decline in Russia was impacted by a comparison to strong volume growth in the prior-year period, which benefited primarily from a pricing lag during an inflationary period. In addition, Constant $ revenue in Russia was impacted by service issues related to our delivery provider, particularly in the first quarter of 2017 and the early part of the second quarter of 2017. In the United Kingdom, revenue declined 19%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 8%, primarily due to a decrease in Active Representatives, as well as lower average order. The Constant $ revenue decline in the United Kingdom was partially due to the anniversary of the launch of Matte lipstick in the first quarter of 2016 as well as the strong product launches in the second quarter of 2016. In addition, the migration to a national delivery provider from local carriers to improve flexibility caused disruption in the United Kingdom, negatively impacting revenue growth. In South Africa, revenue grew 33%, which was favorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 14%, primarily due to an increase in Active Representatives, partially offset by lower average order.
Segment margin increased 1.0 point, or .8 points on a Constant $ basis, in each case primarily as a result of:

•
a benefit of 3.7 points due to higher gross margin caused primarily by 1.7 points from the favorable net impact of mix and pricing, an estimated 1 point from the favorable impact of foreign currency transaction net gains and .9 points due to lower supply chain costs. Supply chain costs benefited primarily from lower distribution and material costs, partially due to productivity initiatives;

•	a decline of 1.1 points from higher transportation costs, driven primarily by new delivery rates in Russia;

•	a net decline of 1.0 point primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses;

•	a decline of .4 points from higher bad debt expense, most significantly in the United Kingdom where a declining Representative count has impacted collections; and

•	various other insignificant items that partially offset the increase in segment margin.
South Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2017	2016	US$	Constant $	2017	2016	US$	Constant $
Total revenue	$558.1	$535.7	4%	—%	$1,057.3	$962.1	10%	1%
Segment profit	45.2	61.0	(26)%	(28)%	58.5	84.1	(30)%	(34)%

Segment margin	8.1%	11.4%	(3.3)	(3.1)	5.5%	8.7%	(3.2)	(2.9)

Change in Active Representatives				(2)%				(2)%
Change in units sold				(5)%				(3)%
Change in Ending Representatives				(2)%				(2)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2017
Total revenue increased 4% compared to the prior-year period, primarily due to the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Brazilian real. On a Constant $ basis, revenue was relatively unchanged. The segment's Constant $ revenue benefited from higher average order, which was driven by inflationary pricing in Argentina, offset by a decrease in Active Representatives. The decline in Ending Representatives was primarily driven by a decline in Brazil, partially offset by an increase in Argentina.
Revenue in Brazil increased 7%, favorably impacted by foreign exchange. Brazil’s Constant $ revenue declined 2%, primarily due to a decrease in Active Representatives. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products decreased 4% and 5%, respectively. The decline in Constant $ Beauty sales in Brazil was driven by weaker performance in Color. Brazil continued to be impacted by a difficult macroeconomic environment combined with applying stricter credit terms to new Representatives than in the prior year, the latter of which negatively impacted the change in Active Representatives. Revenue in Argentina grew 10%, or 22% on a Constant $ basis, which was primarily due to higher average

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

order which was impacted by the inflationary impact on pricing, and to a lesser extent, an increase in Active Representatives. Revenue in Colombia declined 6%, or 8% on a Constant $ basis, which was primarily due to a decrease in Active Representatives.
Segment margin decreased 3.3 points, or 3.1 points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 2.0 points from higher bad debt expense, driven by Brazil primarily due to the lower collection of receivables resulting from an adjustment to credit terms available to new Representatives during 2016, as well as the impact from the macroeconomic environment;

•	a decline of 1.3 points primarily due to higher fixed expenses, driven by the inflationary impact on costs outpacing revenue growth;

•	a decline of 1.2 points from higher advertising expense, primarily in Brazil which was driven by product launches;

•	a decline of 1.1 points due to higher Representative, sales leader and field expense, primarily in Brazil to support efforts to activate the field and improve Representative recruitment;

•	a decline of .4 points from higher net brochure costs, primarily in Brazil;

•	a decline of .3 points from higher transportation costs driven by inflationary pressures in Argentina; and

•
a benefit of 3.1 points due to higher gross margin caused by 2.4 points from the favorable net impact of mix and pricing, primarily due to inflationary pricing, and approximately 1.1 points from the favorable impact of foreign currency transaction net gains. These were partially offset by .3 points from higher supply chain costs, which were primarily negatively impacted by higher obsolescence in Brazil and higher material costs which included inflationary pressures in Argentina.

Six Months Ended June 30, 2017
Total revenue increased 10% compared to the prior-year period, primarily due to the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Brazilian real. On a Constant $ basis, revenue increased 1%. The segment's Constant $ revenue benefited from higher average order, which was driven by inflationary pricing in Argentina, partially offset by a decrease in Active Representatives.
Revenue in Brazil increased 16%, favorably impacted by foreign exchange. Brazil’s Constant $ revenue declined 1%, primarily due to a decrease in Active Representatives, partially offset by higher average order. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products decreased 2% and 1%, respectively. The decline in Constant $ Beauty sales in Brazil was driven by weaker performance in Color. Brazil continued to be impacted by a difficult macroeconomic environment combined with applying stricter credit terms to new Representatives than in the prior year, the latter of which negatively impacted the change in Active Representatives. Revenue in Argentina grew 12%, or 23% on a Constant $ basis, which was primarily due to higher average order which was impacted by the inflationary impact on pricing.
Segment margin decreased 3.2 points, or 2.9 points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 2.7 points from higher bad debt expense, driven by Brazil primarily due to the lower than anticipated collection of receivables resulting from an adjustment to credit terms available to new Representatives during 2016, as well as the impact from the macroeconomic environment;

•	a decline of 1.3 points primarily due to higher fixed expenses, driven by the inflationary impact on costs outpacing revenue growth;

•	a decline of .9 points from higher advertising expense, primarily in Brazil which was driven by product launches;

•	a decline of .3 points from higher transportation costs driven by inflationary pressures in Argentina; and

•
a benefit of 2.3 points due to higher gross margin caused by 2.6 points from the favorable net impact of mix and pricing, primarily due to inflationary pricing, and approximately .5 points from the favorable impact of foreign currency transaction net gains. These were partially offset by .7 points from higher supply chain costs, which were primarily negatively impacted by higher material costs which included inflationary pressures in Argentina.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2017	2016	US$	Constant $	2017	2016	US$	Constant $
Total revenue	$207.8	$224.4	(7)%	(5)%	$401.0	$429.1	(7)%	(1)%
Segment profit	17.8	32.1	(45)%	(43)%	38.8	60.6	(36)%	(32)%

Segment margin	8.6%	14.3%	(5.7)	(5.6)	9.7%	14.1%	(4.4)	(4.3)

Change in Active Representatives				(2)%				(1)%
Change in units sold				(3)%				(2)%
Change in Ending Representatives				1%				1%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2017
North Latin America consists largely of our Mexico business. Total revenue for the segment decreased 7% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue decreased 5%, primarily due lower average order, as well as a decrease in Active Representatives. These declines were impacted by product fulfillment shortfalls in the region. Revenue in Mexico declined 9%, and was unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue declined 6%, primarily due to a decrease in Active Representatives, as well as lower average order.
Segment margin decreased 5.7 points, or 5.6 points on a Constant $ basis, in each case primarily as a result of:

•	a decline of 1.7 points primarily due to higher Representative, sales leader and field expense, as we increased incentives to mitigate impact of the product fulfillment shortfalls in the region;

•
a decline of 1.2 points due to lower gross margin caused primarily by 1.2 points from supply chain costs, which were negatively impacted by higher air freight and distribution costs in an effort to mitigate product fulfillment shortfalls in the region;

•	a decline of 1.0 point from higher bad debt expense, primarily in Mexico partially due to the implementation of a new collection process as a result of changes in regulations;

•	a decline of .7 points from higher net brochure costs, partly due to an increase in the number of pages in support of the segmentation of our Color category;

•	a decline of .7 points from higher transportation costs driven by increased fuel prices; and

•	a decline of .3 points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses.
Six Months Ended June 30, 2017
North Latin America consists largely of our Mexico business. Total revenue for the segment decreased 7% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue decreased 1%, primarily due to a decrease in Active Representatives. In addition, Constant $ revenue was impacted by product fulfillment shortfalls in the region. Revenue in Mexico declined 10%, and was unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue declined 3%, primarily due to a decrease in Active Representatives.
Segment margin decreased 4.4 points, or 4.3 points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 1.2 points due to lower gross margin caused primarily by 1.3 points from supply chain costs, partially offset by .3 points from the favorable impact of mix and pricing. The impact of supply chain costs on gross margin was primarily due to lower volume on fixed overhead costs and higher air freight and distribution costs in an effort to mitigate product fulfillment shortfalls in the region, partially offset by lower obsolescence;

•	a decline of 1.0 point primarily due to higher Representative, sales leader and field expense, as we increased incentives to mitigate impact of the product fulfillment shortfalls in the region;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a decline of .9 points from higher bad debt expense, primarily in Mexico partially due to the implementation of a new collection process as a result of changes in regulations;

•	a decline of .5 points from higher transportation costs driven by increased fuel prices; and

•	a decline of .4 points from higher net brochure costs, partly due to an increase in the number of pages in support of the segmentation of our Color category.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Point Change				%/Point Change
	2017	2016	US$	Constant $	2017	2016	US$	Constant $
Total revenue	$124.7	$140.4	(11)%	(7)%	$248.9	$275.0	(9)%	(6)%
Segment profit	8.2	15.4	(47)%	(42)%	21.1	30.2	(30)%	(25)%

Segment margin	6.6%	11.0%	(4.4)	(3.9)	8.5%	11.0%	(2.5)	(2.1)

Change in Active Representatives				(7)%				(8)%
Change in units sold				(3)%				(3)%
Change in Ending Representatives				(7)%				(7)%
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
Three Months Ended June 30, 2017
Total revenue decreased 11% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 7%, primarily due to a decrease in Active Representatives. The decrease in Ending Representatives was impacted by declines in all markets, most significantly in Malaysia. Revenue in the Philippines decreased 10%, or 3% on a Constant $ basis, primarily due to a decrease in Active Representatives.
Segment margin decreased 4.4 points, or 3.9 points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 1.7 points due to lower gross margin caused primarily by 1.2 points from the unfavorable impact of mix and pricing and .6 points from supply chain costs. The impact of supply chain costs on gross margin was primarily due to lower volume on fixed overhead costs;

•	a decline of 1.4 points related to the net impact of declining revenue with respect to Representative, sales leader and field expense;

•	a decline of .9 points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses; and

•	a benefit of .4 points from lower bad debt expense, primarily in the Philippines.
Six Months Ended June 30, 2017
Total revenue decreased 9% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 6%, primarily due to a decrease in Active Representatives, most significantly in Malaysia, partially offset by higher average order. Revenue in the Philippines decreased 7%, or 1% on a Constant $ basis, primarily due to a decrease in Active Representatives, which was partially offset by higher average order.
Segment margin decreased 2.5 points, or 2.1 points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 2.0 points due to lower gross margin caused primarily by 1.3 points from supply chain costs and 1.0 point from the unfavorable impact of mix and pricing, partially offset by .4 points from the favorable impact of foreign currency transaction net gains. The impact of supply chain costs on gross margin was primarily due to lower volume on fixed overhead costs;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a decline of .5 points related to the net impact of declining revenue with respect to Representative, sales leader and field expense; and

•	a benefit of .3 points from lower bad debt expense, primarily in the Philippines.
Earlier this year, we completed the review of our China operations and have determined that we will retain China in our portfolio of businesses.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At June 30, 2017, we had cash and cash equivalents totaling approximately $634. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. For more information with respect to currency restrictions, see "Segment Review - South Latin America" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" contained in our 2016 Form 10-K.
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
Cash Flows
Net Cash Provided (Used) by Continuing Operating Activities
Net cash provided by continuing operating activities during the first six months of 2017 was approximately $11, as compared to net cash used by continuing operating activities of approximately $130 during the first six months of 2016. The year-over-year comparison benefited from the following items that occurred in 2016:

•	We made a $20 contribution to the U.S. pension plan; and

•
In May 2016, we received an injunction on cash deposits associated with Industrial Production Tax (“IPI”) in Brazil.  As a result, we were not required to make cash deposits in 2017, while we paid approximately $19 for these cash deposits in 2016, prior to May. See Note 8, Contingencies, to the Consolidated Financial Statements included herein for additional information on the IPI taxes.

The remaining approximate $100 benefit to the year-over-year comparison of net cash provided (used) by continuing operating activities was primarily due to improvements in working capital, most significantly from lower purchases of inventory and the timing of payments, as well as lower net receivables.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first six months of 2017 was approximately $40, as compared to approximately $44 during the first six months of 2016. Capital expenditures for the full year 2017 are estimated to be approximately $125 to $150 and are expected to be funded by cash from operations.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Net Cash (Used) Provided by Continuing Financing Activities
Net cash used by continuing financing activities during the first six months of 2017 was approximately $13, as compared to net cash provided by continuing financing activities of approximately $413 during the first six months of 2016. The approximate $426 decrease to net cash (used) provided by continuing financing activities was primarily due to the net proceeds from the sale of Series C Preferred Stock. See Note 5, Related Party Transactions, to the Consolidated Financial Statements included herein for more information.
Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of June 30, 2017, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of June 30, 2017, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down is reduced by any standby letters of credit granted by AIO, which, as of June 30, 2017, was approximately $41. As of June 30, 2017, based on then applicable interest rates, approximately $354 could have been drawn down without violating any covenant. A continued decline in our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges) may further reduce our borrowing capacity under the 2015 facility or cause us to be non-compliant with our interest coverage or total leverage ratios. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of June 30, 2017, there were no amounts outstanding under the 2015 facility.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of June 30, 2017, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at June 30, 2017 and December 31, 2016 was exposed to floating interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 8, Contingencies, to the Consolidated Financial Statements included herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended June 30, 2017:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/17	53,453	(1)	$4.41	*	*
5/1 - 5/31/17	12,251	(1)	4.27	*	*
6/1 - 6/30/17	9,388	(1)	3.64	*	*
Total	75,092		$4.29	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	August 3, 2017	/s/ Robert Loughran
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