Form 10-Q
period 2017-09-30
AVON PRODUCTS INC
filed 2017-11-02
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at September 30, 2017 was 439,997,691.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	September 30, 2017	September 30, 2016
Net sales	$1,378.2	$1,367.5
Other revenue	39.6	41.3
Total revenue	1,417.8	1,408.8
Costs, expenses and other:
Cost of sales	550.0	550.9
Selling, general and administrative expenses	784.8	745.9
Operating profit	83.0	112.0
Interest expense	34.8	34.4
Gain on extinguishment of debt	—	(3.9)
Interest income	(3.4)	(3.5)
Other expense, net	3.6	10.4
Total other expenses	35.0	37.4
Income before taxes	48.0	74.6
Income taxes	(36.1)	(38.3)
Income from continuing operations, net of tax	11.9	36.3
Loss from discontinued operations, net of tax	—	(0.7)
Net income	11.9	35.6
Net loss attributable to noncontrolling interests	0.6	0.4
Net income attributable to Avon	$12.5	$36.0
Earnings per share:
Basic from continuing operations	$0.01	$0.07
Basic from discontinued operations	—	—
Basic attributable to Avon	0.01	0.07
Diluted from continuing operations	$0.01	$0.07
Diluted from discontinued operations	—	—
Diluted attributable to Avon	0.01	0.07
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
(In millions, except per share data)	September 30, 2017	September 30, 2016
Net sales	$4,029.8	$4,047.0
Other revenue	117.0	102.6
Total revenue	4,146.8	4,149.6
Costs, expenses and other:
Cost of sales	1,592.1	1,634.7
Selling, general and administrative expenses	2,411.4	2,300.0
Operating profit	143.3	214.9
Interest expense	106.0	100.3
Gain on extinguishment of debt	—	(3.9)
Interest income	(11.2)	(12.8)
Other expense, net	19.4	142.9
Total other expenses	114.2	226.5
Income (loss) before taxes	29.1	(11.6)
Income taxes	(99.5)	(72.1)
Loss from continuing operations, net of tax	(70.4)	(83.7)
Loss from discontinued operations, net of tax	—	(12.9)
Net loss	(70.4)	(96.6)
Net loss (income) attributable to noncontrolling interests	0.9	(0.3)
Net loss attributable to Avon	$(69.5)	$(96.9)
Loss per share:
Basic from continuing operations	$(0.20)	$(0.22)
Basic from discontinued operations	—	(0.03)
Basic attributable to Avon	(0.20)	(0.25)
Diluted from continuing operations	$(0.20)	$(0.22)
Diluted from discontinued operations	—	(0.03)
Diluted attributable to Avon	(0.20)	(0.25)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2017	September 30, 2016
Net income	$11.9	$35.6
Other comprehensive income:
Foreign currency translation adjustments	13.6	15.2
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	—	1.8
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.0 and $0.2	6.5	3.6
Total other comprehensive income, net of taxes	20.1	20.6
Comprehensive income	32.0	56.2
Less: comprehensive loss attributable to noncontrolling interests	(0.6)	(0.6)
Comprehensive income attributable to Avon	$32.6	$56.8
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016
Net loss	$(70.4)	$(96.6)
Other comprehensive income:
Foreign currency translation adjustments	85.1	103.0
Change in derivative losses on cash flow hedges, net of taxes of $0.0 and $0.0	—	2.7
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.0 and $10.6	12.7	271.8
Other comprehensive income related to New Avon investment, net of taxes of $0.0	1.2	—
Total other comprehensive income, net of taxes	99.0	377.5
Comprehensive income	28.6	280.9
Less: comprehensive loss attributable to noncontrolling interests	(0.7)	(0.4)
Comprehensive income attributable to Avon	$29.3	$281.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$663.8	$654.4
Accounts receivable, net	473.5	458.9
Inventories	662.5	586.4
Prepaid expenses and other	292.2	291.3
Current assets of discontinued operations	0.5	1.3
Total current assets	2,092.5	1,992.3
Property, plant and equipment, at cost	1,488.3	1,424.1
Less accumulated depreciation	(781.8)	(712.8)
Property, plant and equipment, net	706.5	711.3
Goodwill	96.8	93.6
Other assets	620.8	621.7
Total assets	$3,516.6	$3,418.9
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$16.1	$18.1
Accounts payable	796.7	768.1
Accrued compensation	149.0	129.2
Other accrued liabilities	360.6	401.9
Sales taxes and taxes other than income	137.5	147.0
Income taxes	9.1	10.7
Current liabilities of discontinued operations	2.5	10.7
Total current liabilities	1,471.5	1,485.7
Long-term debt	1,873.0	1,875.8
Employee benefit plans	160.9	164.5
Long-term income taxes	82.9	78.6
Long-term sales taxes and taxes other than income	185.2	124.5
Other liabilities	90.6	81.3
Total liabilities	3,864.1	3,810.4

Commitments and contingencies (Note 8)
Series C convertible preferred stock	461.9	444.7

Shareholders’ Deficit
Common stock	189.7	188.8
Additional paid-in capital	2,290.7	2,273.9
Retained earnings	2,235.4	2,322.2
Accumulated other comprehensive loss	(934.6)	(1,033.2)
Treasury stock, at cost	(4,601.7)	(4,599.7)
Total Avon shareholders’ deficit	(820.5)	(848.0)
Noncontrolling interests	11.1	11.8
Total shareholders’ deficit	(809.4)	(836.2)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,516.6	$3,418.9
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	$(70.4)	$(96.6)
Loss from discontinued operations, net of tax	—	12.9
Loss from continuing operations, net of tax	$(70.4)	$(83.7)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	63.4	62.5
Amortization	22.2	22.4
Provision for doubtful accounts	168.5	114.6
Provision for obsolescence	27.7	26.6
Share-based compensation	22.0	23.1
Foreign exchange losses (gains)	12.0	(0.3)
Deferred income taxes	15.4	(16.3)
Loss on deconsolidation of Venezuela	—	120.5
Other	37.0	3.0
Changes in assets and liabilities:
Accounts receivable	(170.1)	(167.1)
Inventories	(71.6)	(109.5)
Prepaid expenses and other	18.0	(16.8)
Accounts payable and accrued liabilities	(51.1)	(41.7)
Income and other taxes	(15.3)	(15.3)
Noncurrent assets and liabilities	27.3	(26.3)
Net cash provided (used) by operating activities of continuing operations	35.0	(104.3)
Cash Flows from Investing Activities
Capital expenditures	(66.7)	(68.2)
Disposal of assets	3.3	3.3
Distribution from New Avon LLC	22.0	—
Reduction of cash due to Venezuela deconsolidation	—	(4.5)
Other investing activities	(0.1)	1.6
Net cash used by investing activities of continuing operations	(41.5)	(67.8)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	(0.7)	(31.4)
Proceeds from debt	—	508.7
Repayment of debt	(2.3)	(311.9)
Repurchase of common stock	(6.6)	(5.3)
Net proceeds from the sale of series C convertible preferred stock	—	426.3
Other financing activities	(0.2)	(17.2)
Net cash (used) provided by financing activities of continuing operations	(9.8)	569.2
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(7.5)	(67.6)
Net cash used by investing activities of discontinued operations	—	(94.6)
Net cash used by discontinued operations	(7.5)	(162.2)
Effect of exchange rate changes on cash and cash equivalents	33.2	(17.9)
Net increase in cash and cash equivalents	9.4	217.0
Cash and cash equivalents at beginning of year(1)	654.4	684.7
Cash and cash equivalents at end of period	$663.8	$901.7

The accompanying notes are an integral part of these statements.
(1) Includes cash and cash equivalents of discontinued operations of $(2.2) at the beginning of the year in 2016.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2016 Annual Report on Form 10-K ("2016 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim Consolidated Financial Statements in conjunction with our Consolidated Financial Statements contained in our 2016 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
For interim Consolidated Financial Statements purposes, we generally provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense, and adjust these accruals as estimates are refined. In addition, our income tax provision is determined using an estimate of our consolidated annual effective tax rate, adjusted in the current period for discrete income tax items including:

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
New Accounting Standards Implemented
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which is intended to simplify the accounting for share-based payment transactions. This new guidance changes several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and employer-tax withholding requirements. ASU 2016-09 also clarifies the Statements of Cash Flows presentation for certain components of share-based payment awards. We adopted this new accounting guidance in the first quarter of 2017, which did not have a material impact on our Consolidated Financial Statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Accounting Standards to be Implemented
ASU 2014-09, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic ("ASC") 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new accounting guidance may be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We intend to adopt this new accounting guidance as a cumulative-effect adjustment as of January 1, 2018. Based on the evaluation completed to-date, we believe that we will need to:

•
consider some of our sales incentive programs as a separate deliverable and allocate a portion of the sales transaction price to this deliverable, and thus defer a portion of the sales transaction price until the incentive prize is redeemed;

•
consider some of our prospective discounts achieved based on sales targets as a separate deliverable and allocate a portion of the sales transaction prices to this deliverable, thus deferring a portion of the sales transaction price until future discounts are realized;

•	adjust the manner in which we present our allowance for sales returns in our Consolidated Balance Sheets, to reflect a refund liability and a returns asset;

•
reflect fees paid by the Representative to the Company for items such as brochures, sales aids and late payments as revenue, rather than as a reduction to selling, general and administrative expenses ("SG&A"), as these represent separate performance obligations;

•	reflect certain of the costs associated with the fees paid by the Representative in cost of sales, rather than SG&A; and

•	recharacterize certain costs related to sales incentives, brochures and sales aids in our Consolidated Balance Sheets from prepaid expenses and other to inventories.
As a result of adopting this new accounting guidance, we estimate that had we adopted the new standard as of January 1, 2016, the impact on our full-year 2016 Consolidated Statement of Operations would have been:
•an increase in total revenue by approximately 5%;
•a decrease in gross margin by approximately 350 to 500 basis points; and
•a decrease in operating margin by approximately 10 to 30 basis points.
These impacts are associated with reclassifications of items in the Consolidated Statements of Operations only, which will have no impact on operating profit. These impacts do not reflect the impact due to the change in timing of recognition of revenue and associated costs that would be deferred until sales incentive programs and prospective discounts are fulfilled, which we do not believe is material to the estimated impacts discussed above. In addition, upon adoption, we do not expect the change in timing of recognition of revenue and associated costs to have a significant impact on our full-year Consolidated Statements of Operations; however, the impact may vary depending on the types of incentive programs, the volume of incentives offered, and the timing of the programs. The cumulative-effect adjustment upon adoption of the new revenue recognition standard as of January 1, 2018 will depend on open sales incentive programs and prospective discounts existing at December 31, 2017, which cannot be reliably estimated at this time.
ASU 2017-07, Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. This new guidance requires entities to (1) disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current employee compensation costs in the Consolidated Statements of Operations and (2) present the other components of net periodic benefit costs below operating profit in other expense (income), net. We intend to adopt this new accounting guidance effective January 1, 2018. The new accounting guidance is applied retrospectively and will increase our operating profit for the three and nine months ended September 30, 2017 and the full year 2016 by $3.9, $5.8 and $2.1, respectively, but will have no impact on net income (loss).
ASU 2016-02, Leases
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2017	2016	2017	2016
Numerator from continuing operations:
Income (loss) from continuing operations, less amounts attributable to noncontrolling interests	$12.5	$36.7	$(69.5)	$(84.0)
Less: Earnings (loss) allocated to participating securities	.2	.5	(.9)	(1.1)
Less: Earnings allocated to convertible preferred stock	5.8	6.1	17.2	12.8
Income (loss) from continuing operations allocated to common shareholders	6.5	30.1	(85.8)	(95.7)
Numerator from discontinued operations:
Loss from discontinued operations	$—	$(.7)	$—	$(12.9)
Less: Loss allocated to participating securities	—	—	—	(.2)
Loss allocated to common shareholders	—	(.7)	—	(12.7)
Numerator attributable to Avon:
Net income (loss) attributable to Avon	$12.5	$36.0	$(69.5)	$(96.9)
Less: Earnings (loss) allocated to participating securities	.2	.5	(.9)	(1.3)
Less: Earnings allocated to convertible preferred stock	5.8	6.1	17.2	12.8
Income (loss) allocated to common shareholders	6.5	29.4	(85.8)	(108.4)
Denominator:
Basic EPS weighted-average shares outstanding	440.0	437.4	439.5	436.7
Diluted effect of assumed conversion of stock options	—	—	—	—
Diluted effect of assumed conversion of preferred stock	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	440.0	437.4	439.5	436.7
Earnings (Loss) per Common Share from continuing operations:
Basic	$.01	$.07	$(.20)	$(.22)
Diluted	.01	.07	(.20)	(.22)
Loss per Common Share from discontinued operations:
Basic	$—	$—	$—	$(.03)
Diluted	—	—	—	(.03)
Earnings (Loss) per Common Share attributable to Avon:
Basic	$.01	$.07	$(.20)	$(.25)
Diluted	.01	.07	(.20)	(.25)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended September 30, 2017 and 2016, we did not include stock options to purchase 18.4 million shares and 15.0 million shares, respectively, of Avon common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price, and therefore, their inclusion would be anti-dilutive. During the nine months ended September 30, 2017 and 2016, we did not include stock options to purchase 16.9 million shares and 14.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a loss from continuing operations, net of tax. The inclusion of these shares would decrease the net loss per share, and therefore, their inclusion would be anti-dilutive.
During the three and nine months ended September 30, 2017 and 2016, it is more dilutive to assume the series C convertible preferred stock is not converted into common stock; therefore, the weighted-average shares outstanding were not adjusted by the as-if converted series C convertible preferred stock because the effect would be anti-dilutive. The inclusion of the series C convertible preferred stock would increase the net earnings per share for the three months ended September 30, 2017 and 2016 and decrease the net loss per share for the nine months ended September 30, 2017 and 2016. If the as-if converted series C convertible preferred stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2017 and 2016. See Note 5, Related Party Transactions.
We purchased approximately 1.5 million shares of Avon common stock for $6.6 during the first nine months of 2017, as compared to approximately 1.3 million shares of Avon common stock for $5.3 during the first nine months of 2016, through acquisition of stock from employees in connection with tax payments upon the vesting of restricted stock units and performance restricted stock units.
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
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for North America are shown below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Total revenue	$—	$135.2
Cost of sales	—	53.2
Selling, general and administrative expenses	1.0	90.0
Operating loss	(1.0)	(8.0)
Other income items	—	.6
Loss from discontinued operations, before tax	(1.0)	(7.4)
Gain (loss) on sale of discontinued operations, before tax	.3	(16.0)
Income taxes	—	10.5
Loss from discontinued operations, net of tax	$(.7)	$(12.9)
There were no amounts recorded in discontinued operations for the three or nine months ended September 30, 2017.
4. INVESTMENT IN NEW AVON
In connection with the separation of the Company's North America business (as discussed in Note 3, Discontinued Operations), which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon. The Company has accounted for its ownership interest in New Avon using the equity method of accounting, which resulted in the Company recognizing its proportionate share of New Avon's income or loss and other comprehensive income or loss. Our recorded investment balance in New Avon at September 30, 2017 was zero.
During the three and nine months ended September 30, 2017, the Company's proportionate share of the losses of New Avon was $6.2 and $16.0 respectively, of which $1.7 and $11.5, respectively, of these amounts was recorded within other expense, net. In addition, during the third quarter of 2017, the Company received a cash distribution of $22.0 from New Avon, which reduced our recorded investment balance in New Avon. During the third quarter of 2017, we recorded only $1.7 of the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Company's proportionate share of the losses in New Avon, as this reduced our recorded investment balance in New Avon to zero. If New Avon experiences future losses while our recorded investment balance is zero, we would not record our proportionate share of such loss. The Company's proportionate share of the losses of New Avon was $4.5 and $9.0 during the three and seven months ended September 30, 2016, respectively, which was recorded within other expense, net. In addition, the Company's proportionate share of the post-separation other comprehensive income of New Avon was a benefit of an immaterial amount and $.1 during the three and nine months ended September 30, 2017, respectively, and was recorded within other comprehensive income (loss).
The Company also recorded an additional loss of $.5 within other expense, net and a benefit of $1.1 within other comprehensive income (loss), during the nine months ended September 30, 2017, primarily associated with purchase accounting adjustments reported by New Avon.
Summarized financial information related to New Avon is shown below:

	Nine Months Ended September 30, 2017	Seven Months Ended September 30, 2016
Total revenue	$527.7	$523.0
Gross profit	$322.9	$317.4
Net loss	$(80.5)	$(45.2)
5. RELATED PARTY TRANSACTIONS
The following tables present the related party transactions with New Avon and affiliates of Cerberus. There are no other related party transactions. New Avon is majority owned and managed by Cerberus NA. See Note 3, Discontinued Operations and Note 4, Investment in New Avon for further details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$8.3	$6.9	$25.9	$20.4
Gross profit from sale of product to New Avon(1)	$.2	$.5	$1.5	$1.4

Cost of sales for purchases from New Avon(2)	$.9	$1.2	$3.0	$4.1

Selling, general and administrative expenses:
Transition services, intellectual property, research and development and subleases(3)	$(7.4)	$(10.2)	$(22.5)	$(25.1)
Project management team(4)	$.6	.8	$2.2	1.8
Net reduction of selling, general and administrative expenses	$(6.8)	$(9.4)	$(20.3)	$(23.3)

	September 30, 2017	December 31, 2016
Balance Sheet Data
Inventories(5)	$.4	$1.0
Receivables due from New Avon(6)	$9.1	$11.6
Payables due to New Avon(7)	$.3	$.7
Payables due to an affiliate of Cerberus(8)	$.5	$.6
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. The Company recorded revenue of $8.3 and $6.9, within other revenue, and gross profit of $.2 and $.5 associated with this agreement during the three months ended September 30, 2017 and 2016, respectively. The Company recorded revenue of $25.9 and $20.4, within other revenue, and gross profit of $1.5 and $1.4 associated with this agreement during the nine months ended September 30, 2017 and 2016, respectively.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement noted above. The Company purchased $.8 and $1.0 from New Avon associated with this agreement during the three months ended September 30, 2017 and 2016, respectively, and recorded $.9 and $1.2 associated with these purchases within cost of sales during the three

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

months ended September 30, 2017 and 2016, respectively. The Company purchased $2.7 and $4.6 from New Avon associated with this agreement during the nine months ended September 30, 2017 and 2016, respectively and recorded $3.0 and $4.1 associated with these purchases within cost of sales during the nine months ended September 30, 2017 and 2016, respectively.
(3) The Company also entered into a transition services agreement to provide certain services to New Avon, as well as an intellectual property ("IP") license agreement, an agreement for research and development and subleases for office space. In addition, New Avon is performing certain services for the Company under a similar transition services agreement. The Company recorded a net $7.4 and $10.2 reduction of selling, general and administrative expenses associated with these agreements during the three months ended September 30, 2017 and 2016, respectively, and a net $22.5 and $25.1 reduction of selling, general and administrative expenses associated with these agreements during the nine months ended September 30, 2017 and 2016, respectively. The net reduction of selling, general and administrative expenses associated with these agreements generally represents a recovery of the related costs.
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016. The Company recorded $.6 and $.8 in selling, general and administrative expenses associated with these agreements during the three months ended September 30, 2017 and 2016, respectively, and recorded $2.2 and $1.8 in selling, general and administrative expenses associated with these agreements during the nine months ended September 30, 2017 and 2016, respectively. See Note 12, Restructuring Initiatives for additional information related to the Transformation Plan.
(5) Inventories relate to purchases from New Avon, associated with the manufacturing and supply agreement, which have not yet been sold, and were classified within inventories in the Consolidated Balance Sheets.
(6) The receivables due from New Avon relate to the agreements for transition services, the IP license, research and development and subleases for office space, as well as the manufacturing and supply agreement, and were classified within prepaid expenses and other in the Consolidated Balance Sheets.
(7) The payables due to New Avon relate to the manufacturing and supply agreement, and were classified within other accrued liabilities in the Consolidated Balance Sheets.
(8) The payables due to an affiliate of Cerberus relate to the agreement for the project management team, and were classified within other accrued liabilities in the Consolidated Balance Sheets.
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of September 30, 2017, the Company has a liability of $1.6 for the estimated value of such standby letters of credit. The recognition of the initial liability of $2.1 was included in the estimated loss on sale of the North America business in loss from discontinued operations, net of tax during the year ended December 31, 2016.
Series C Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $35.6 as of September 30, 2017. There were no dividends declared in the nine months ended September 30, 2017 and 2016.
6. INVENTORIES

Components of Inventories	September 30, 2017	December 31, 2016
Raw materials	$228.6	$179.3
Finished goods	433.9	407.1
Total	$662.5	$586.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

7. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$.8	$1.3	$1.1	$1.2	$—	$—
Interest cost	.7	.8	4.7	4.9	.1	.3
Expected return on plan assets	(.8)	(1.0)	(7.4)	(7.5)	—	—
Amortization of prior service credit	—	—	—	—	(.1)	(.2)
Amortization of net actuarial losses	1.3	1.5	2.1	1.5	—	.1
Settlements/curtailments	—	—	3.3	—	—	—
Net periodic benefit costs(1)	$2.0	$2.6	$3.8	$.1	$—	$.2

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$3.5	$4.9	$3.5	$3.8	$—	$.1
Interest cost	2.2	5.9	13.5	16.6	.8	1.2
Expected return on plan assets	(2.4)	(7.2)	(21.0)	(25.0)	—	—
Amortization of prior service credit	—	(.1)	(.1)	—	(.3)	(1.1)
Amortization of net actuarial losses	3.8	9.2	5.9	4.9	.1	.2
Settlements/curtailments	—	.1	3.3	—	—	—
Net periodic benefit costs(1)	$7.1	$12.8	$5.1	$.3	$.6	$.4
(1) Includes $4.4 of U.S. pension and immaterial amounts of the postretirement benefit plans (related to the U.S.) for the nine months ended September 30, 2016, which are included in discontinued operations. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above. See Note 3, Discontinued Operations for discussion of the separation of the Company's North America business.
During the nine months ended September 30, 2017, we made approximately $12 and approximately $18 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2017, we anticipate contributing approximately $0 to $3 and approximately $2 to $7 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
In addition to the amounts in the table above, during the second quarter of 2017, we recorded an $18.2 charge for a loss contingency related to a non-U.S. pension plan, for which an amendment to the plan that occurred in a prior year may not have been appropriately implemented.
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
The monitor has assessed and monitored the Company's compliance with the terms of the DPA and the Consent by evaluating, among other things, the Company's internal accounting controls, recordkeeping and financial reporting policies and procedures as they relate to the Company's current and ongoing compliance with the FCPA and other applicable anti-corruption laws. The monitor has recommended some changes to our policies and procedures that we have substantially adopted and are in the process of completing. The monitor may make additional recommendations that we must adopt unless they are unduly burdensome or otherwise inadvisable, in which case we may propose alternatives, which the DOJ and the SEC may or may not accept.
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
Brazilian Tax Assessments
In 2002, our Brazilian subsidiary received an excise tax (IPI) assessment from the Brazilian tax authorities for alleged tax deficiencies during the years 1997-1998, which was officially closed in favor of Avon Brazil in July 2017. In December 2012, additional assessments were received for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS). In the second quarter of 2014, the PIS and COFINS assessments were officially closed in favor of Avon Brazil. As in the 2002 IPI case, the 2012 IPI assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $356, including penalties and accrued interest.
On October 3, 2017, Avon Brazil received a new tax assessment notice regarding IPI for 2014, in the total amount of approximately $270, including penalties and accrued interest. In line with the other assessments received in the past, the Brazilian tax authorities assert that the structure adopted in 2005 has no valid business purpose. Avon will vigorously contest this assessment, and presented the first defense on November 1, 2017.
In the event that the 2012 and the 2017 IPI assessments are upheld, it may be necessary for us to provide security to pursue further appeals, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). However, other similar IPI assessments involving different periods (1998-2001) have been canceled and officially closed in our favor by the second administrative level and in July 2017 we received the official cancellation of the 2002 assessment pursuant to the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

favorable decision discussed above. We believe that the likelihood that the 2012 and the 2017 IPI assessments will be upheld is reasonably possible. As stated above, we believe that the 2012 and 2017 IPI assessments are unfounded. At September 30, 2017, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil is no longer required to remit the taxes associated with IPI into a judicial deposit. As the IPI tax increase remains in effect, Avon Brazil is continuing to recognize the IPI taxes associated with the May 2015 Executive Decree as a liability. At September 30, 2017, the liability to the taxing authorities for this IPI tax increase was approximately $185 and was classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheets, and the judicial deposit was approximately $76 and was classified within other assets in our Consolidated Balance Sheets. The net liability that does not have a corresponding judicial deposit was approximately $109 at September 30, 2017, and the interest associated with this net liability has been and will continue to be recognized in other expense, net. Our cash flow from operations has benefited as compared to our earnings as we have recognized the expense and associated interest related to this IPI tax in our Consolidated Statements of Operations; however, since May 2016, we have not made a corresponding cash payment into a judicial deposit.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2017, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at June 30, 2017	$(839.7)	$(4.3)	$(114.0)	$3.4	$(954.6)
Other comprehensive income other than reclassifications	13.5	—	—	—	13.5
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(1)	—	—	6.5	—	6.5
Total reclassifications into earnings	—	—	6.5	—	6.5
Balance at September 30, 2017	$(826.2)	$(4.3)	$(107.5)	$3.4	$(934.6)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Three Months Ended September 30, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2016	$(862.7)	$(.4)	$(4.3)	$(142.4)	$(1,009.8)
Other comprehensive income other than reclassifications	15.4	—	—	.7	16.1
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(2)	—	1.8	—	—	1.8
Amortization of net actuarial loss and prior service cost, net of tax of $.2(1)	—	—	—	2.9	2.9
Total reclassifications into earnings	—	1.8	—	2.9	4.7
Balance at September 30, 2016	$(847.3)	$1.4	$(4.3)	$(138.8)	$(989.0)

Nine Months Ended September 30, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2016	$(910.9)	$(4.3)	$(120.2)	$2.2	$(1,033.2)
Other comprehensive income other than reclassifications	84.7	—	—	1.2	85.9
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(1)	—	—	12.7	—	12.7
Total reclassifications into earnings	—	—	12.7	—	12.7
Balance at September 30, 2017	$(826.2)	$(4.3)	$(107.5)	$3.4	$(934.6)

Nine Months Ended September 30, 2016:	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2015	$(950.0)	$(1.3)	$(4.3)	$(410.6)	$(1,366.2)
Other comprehensive income (loss) other than reclassifications	31.4	—	—	(10.6)	20.8
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0(2)	—	2.7	—	—	2.7
Amortization of net actuarial loss and prior service cost, net of tax of $.6(1)	—	—	—	12.4	12.4
Deconsolidation of Venezuela, net of tax of $0.0	81.3	—	—	.8	82.1
Separation of North America, net of tax of $10.2	(10.0)	—	—	269.2	259.2
Total reclassifications into earnings	71.3	2.7	—	282.4	356.4
Balance at September 30, 2016	$(847.3)	$1.4	$(4.3)	$(138.8)	$(989.0)
(1) Gross amount reclassified to pension and postretirement expense, within selling, general & administrative expenses, and related taxes reclassified to income taxes.
(2) Gross amount reclassified to interest expense, and related taxes reclassified to income taxes.
A foreign exchange net gain of $5.0 and net loss of $1.9 for the three months ended September 30, 2017 and 2016, respectively, and a foreign exchange net gain of $14.8 and net loss of $12.8 for the nine months ended September 30, 2017 and 2016, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).

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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2017	2016	2017	2016
Europe, Middle East & Africa	$482.8	$476.4	$1,484.9	$1,517.7
South Latin America	589.7	594.8	1,647.0	1,556.9
North Latin America	206.0	196.8	607.0	625.9
Asia Pacific	130.1	131.4	379.0	406.4
Total revenue from reportable segments	1,408.6	1,399.4	4,117.9	4,106.9
Other operating segments and business activities	9.2	9.4	28.9	42.7
Total revenue	$1,417.8	$1,408.8	$4,146.8	$4,149.6

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Profit	2017	2016	2017	2016
Segment Profit
Europe, Middle East & Africa	$65.9	$66.2	$222.5	$218.3
South Latin America	66.3	73.8	124.8	157.9
North Latin America	17.2	24.4	56.0	85.0
Asia Pacific	13.0	12.9	34.1	43.1
Total profit from reportable segments	$162.4	$177.3	$437.4	$504.3
Other operating segments and business activities	1.1	(1.0)	3.9	3.2
Unallocated global expenses	(74.3)	(77.5)	(243.3)	(249.6)
CTI restructuring initiatives	(6.2)	(14.0)	(36.5)	(70.2)
Loss contingency	—	—	(18.2)	—
Legal settlement	—	27.2	—	27.2
Operating profit	$83.0	$112.0	$143.3	$214.9
Other operating segments and business activities include the first quarter of 2016 results of Venezuela, as it was deconsolidated effective March 31, 2016, as well as markets that have been exited. Effective in the first quarter of 2017, given that we exited Thailand during 2016, the results of Thailand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in Asia Pacific. Other operating segments and business activities also include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

11. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2017 and December 31, 2016, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2017	December 31, 2016
Prepaid taxes and tax refunds receivable	$107.4	$99.3
Prepaid brochure costs, paper and other literature	72.6	73.2
Receivables other than trade	55.8	68.3
Other	56.4	50.5
Prepaid expenses and other	$292.2	$291.3
At September 30, 2017 and December 31, 2016, other assets included the following:

Components of Other Assets	September 30, 2017	December 31, 2016
Deferred tax assets	$162.9	$162.1
Judicial deposits other than Brazil IPI tax (see below)	84.3	78.0
Capitalized software	81.4	83.9
Long-term receivables	81.4	78.9
Judicial deposit for Brazil IPI tax on cosmetics (Note 8)	75.6	69.0
Net overfunded pension plans	73.0	54.8
Trust assets associated with supplemental benefit plans	36.7	35.2
Tooling (plates and molds associated with our beauty products)	13.2	14.7
Investment in New Avon (Note 4)	—	32.8
Other	12.3	12.3
Other assets	$620.8	$621.7
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
As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $143.6 before taxes, of which $37.5 was recorded during the nine months ended September 30, 2017, in our Consolidated Statements of Operations. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $5 to $10 before taxes are expected to be recorded primarily in 2018. At this time we are unable to quantify the total costs to implement the restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented as we have not yet identified all actions to be taken.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Restructuring Charges - Three and Nine Months Ended September 30, 2017
During the three and nine months ended September 30, 2017, we recorded costs to implement of $6.5 and $37.5, respectively, related to the Transformation Plan, in our Consolidated Statements of Operations. The costs consisted of the following:

•	net charges of $2.3 and $19.4, respectively, for employee-related costs, including severance benefits;

•	contract termination and other net charges of $2.0 and $14.2, respectively, associated with vacating our previous corporate headquarters, including the impairment of fixed assets;

•	implementation costs of $1.8 and $2.5, respectively, primarily related to professional service fees; and

•	accelerated depreciation of $.4 and $1.4, respectively.
Of the total costs to implement during the three months ended September 30, 2017, all $6.5 was recorded in selling, general and administrative expenses. Of the total costs to implement during the nine months ended September 30, 2017, $37.6 was recorded in selling, general and administrative expenses and a benefit of $.1 was recorded in cost of sales.
Restructuring Charges - Three and Nine Months Ended September 30, 2016
During the three and nine months ended September 30, 2016, we recorded costs to implement of $14.0 and $71.5, respectively, related to the Transformation Plan, in the Consolidated Statement of Operations. The costs consisted of the following:

•	net charges of $11.8 and $61.7, respectively, for employee-related costs, including severance benefits;

•	contract termination and other net charges of $1.0 and $5.6, respectively;

•	implementation costs of $1.1 and $2.6, respectively, primarily related to professional service fees;

•	accelerated depreciation of $.1 and $1.3, respectively; and

•	inventory write-offs of $.3 for the nine months ended September 30, 2016.
Of the total costs to implement during the three months ended September 30, 2016, all $14.0 was recorded in selling, general and administrative expenses. Of the total costs to implement during the nine months ended September 30, 2016, $71.2 was recorded in selling, general and administrative expenses and $.3 was recorded in cost of sales.
The liability balance for the Transformation Plan as of September 30, 2017 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2016	$48.6	$2.8	$51.4
2017 charges	21.7	—	21.7
Adjustments	(2.3)	14.2	11.9
Cash payments	(28.2)	(.1)	(28.3)
Non-cash write-offs	—	(14.0)	(14.0)
Foreign exchange	.5	—	.5
Balance at September 30, 2017	$40.3	$2.9	$43.2
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2017.
The following table presents the restructuring charges incurred to date, under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to-date	$103.4	$.4	$2.7	$22.9	$129.4
Estimated charges to be incurred on approved initiatives	6.3	—	—	1.2	7.5
Total expected charges on approved initiatives	$109.7	$.4	$2.7	$24.1	$136.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	11.7	14.2	74.4
First quarter 2017	3.0	2.7	(.1)	(.5)	3.9	9.0
Second quarter 2017	(.1)	3.0	—	(.1)	17.5	20.3
Third quarter 2017	(.1)	(.1)	—	—	4.5	4.3
Charges incurred to-date	33.7	18.8	4.3	11.1	61.5	129.4
Estimated charges to be incurred on approved initiatives	1.2	—	—	—	6.3	7.5
Total expected charges on approved initiatives	$34.9	$18.8	$4.3	$11.1	$67.8	$136.9
The charges above are not included in segment profit, as this excludes costs to implement restructuring initiatives. We expect our total costs to implement restructuring on approved initiatives to be an estimated $150 to $155 before taxes under the Transformation Plan. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met. In addition to the charges included in the tables above, we have incurred and will continue to incur other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.
Other Restructuring Initiatives
During the three and nine months ended September 30, 2017, we recorded net benefits of $.3 and $1.0, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009, the restructuring initiatives launched in 2012 (including the cost savings initiative known as the "$400M Cost Savings Initiative"), and the restructuring actions identified during 2015 (collectively, the "Other Restructuring Initiatives"), which are substantially complete. During the three and nine months ended September 30, 2016, we recorded an immaterial amount and a net benefit of $1.3, respectively, in selling, general and administrative expenses, in the Consolidated Statements of Operations, associated with the Other Restructuring Initiatives. The liability balance associated with the Other Restructuring Initiatives, which primarily consists of employee-related costs, as of September 30, 2017 is not material.
13. GOODWILL
Goodwill

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Net balance at December 31, 2016	$18.7	$72.3	$2.6	$93.6
Changes during the period ended September 30, 2017:
Foreign exchange	1.6	1.6	—	3.2
Net balance at September 30, 2017	$20.3	$73.9	$2.6	$96.8
14. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The assets and liabilities measured at fair value on a recurring basis were immaterial at September 30, 2017 and December 31, 2016.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, accounts receivable, debt maturing within one year, accounts payable, long-term debt and foreign exchange forward contracts. The

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

carrying value for cash and cash equivalents, accounts receivable, accounts payable and short-term investments approximate fair value because of the short-term nature of these instruments.
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2017 and December 31, 2016, respectively, consisted of the following:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$3.4	$3.4	$2.8	$2.8
Debt maturing within one year(1)	(16.1)	(16.1)	(18.1)	(18.1)
Long-term debt(1)	(1,873.0)	(1,789.9)	(1,875.8)	(1,877.5)
Foreign exchange forward contracts	(.2)	(.2)	(2.4)	(2.4)
(1) The carrying value of debt maturing within one year and long-term debt is presented net of debt issuance costs and includes any related discount or premium and unamortized deferred gains on terminated interest-rate swap agreements, as applicable.
The methods and assumptions used to estimate fair value are as follows:

•	Available-for-sale securities - The fair values of these investments were the quoted market prices for issues listed on securities exchanges.

•	Debt maturing within one year and long-term debt - The fair values of our debt and other financing were determined using Level 2 inputs based on indicative market prices.

•	Foreign exchange forward contracts - The fair values of forward contracts were estimated based on quoted forward foreign exchange prices at the reporting date.
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The derivative instruments outstanding were immaterial at September 30, 2017 and December 31, 2016.
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of September 30, 2017, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at September 30, 2017 and December 31, 2016 was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which was amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. The net impact of the gain amortization was $11.7 and $19.1, respectively, for the three and nine months ended September 30, 2016, both of which included $9.2 related to the extinguishment of debt (see Note 16, Debt). At September 30, 2017, there is no unamortized deferred gain associated with the January 2013 interest-rate swap termination, as the underlying debt obligations have been paid.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

remaining term of the underlying debt obligations through March 2019. The net impact of the gain amortization was $1.2 and $3.6 for the three and nine months ended September 30, 2017, respectively, and $5.1 and $8.5 for the three and nine months ended September 30, 2016, respectively, both of which included $3.6 related to extinguishment of debt (see Note 16, Debt). At September 30, 2017, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $7.2, and was classified within long-term debt in our Consolidated Balance Sheets.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2017, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $26 for various currencies.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three and nine months ended September 30, 2017, we recorded gains of $.6 and $2.8, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and nine months ended September 30, 2017, we recorded losses of $1.2 and $4.7, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three and nine months ended September 30, 2016, we recorded losses of $1.2 and $8.7, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and nine months ended September 30, 2016, we recorded gains of $.1 and $5.5, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
16. DEBT
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of September 30, 2017, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of September 30, 2017, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down is reduced by any standby letters of credit granted by AIO, which, as of September 30, 2017, was approximately $39. As of September 30, 2017, based on then applicable interest rates, approximately $130 could have been drawn down without violating any covenant.
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
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes by S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P and Moody's since issuance of the 2013 Notes, the interest rates on these notes have increased by the maximum allowable increase.
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
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Stable Outlook with B1 for corporate family debt, B3 for senior unsecured debt, and Ba1 for the Senior Secured Notes; S&P ratings of Stable Outlook with B for corporate family debt and senior unsecured debt and BB- for the Senior Secured Notes; and Fitch rating of Negative Outlook with B+, each of which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements.

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
During the nine months ended September 30, 2017, revenue was relatively unchanged compared to the prior-year period, partially benefiting from foreign exchange, while Constant $ revenue decreased 2%. Our Constant $ revenue decline was primarily driven by declines in Russia, Brazil, and the United Kingdom, partially offset by growth in Argentina and South Africa. The decline in Constant $ revenue was primarily due to a 3% decrease in Active Representatives, which was partially offset by higher average order. The decrease in Active Representatives was primarily due to South Latin America (driven by Brazil) and Europe, Middle East & Africa. The net impact of price and mix increased 4%, primarily due to the inflationary impact on pricing in Argentina and Brazil. Units sold decreased 6%, primarily due to declines in Russia and Brazil. The revenue performance was negatively impacted most significantly by a decline in Color sales, as we experienced issues in some markets as we have begun the segmentation of our Color category into three distinct brands. The timing of innovation also contributed to the decline in Color sales; however, we expect to strengthen our Color category in the last quarter of 2017 through innovation.
Ending Representatives decreased by 2%. The decrease in Ending Representatives at September 30, 2017 as compared to the prior-year period was most significantly due to a decline in Brazil.
See "Segment Review" in this management's discussion and analysis of financial condition and results of operations ("MD&A") for additional information related to changes in revenue by segment.
Transformation Plan
In January 2016, we initiated a transformation plan (the “Transformation Plan”) in order to enable us to achieve our long-term goals of mid-single-digit Constant $ revenue growth and low double-digit operating margin. The Transformation Plan includes three pillars: invest in growth, reduce costs in an effort to continue to improve our cost structure and improve our financial resilience.
The Transformation Plan was designed to focus on cost savings and financial resilience in the first year, in order to support future investment in growth. In 2016 we estimate that we achieved cost savings of $120 before taxes, and we significantly strengthened the balance sheet. In 2017, our cost savings target related to the Transformation Plan is $230 before taxes when comparing to our costs in 2015, which includes both run-rate savings from 2016, along with in-year savings from current year initiatives. Based on the estimated cost savings of $205 before taxes realized through the first nine months of 2017, we believe we are on track to achieve this target.
To achieve the Transformation Plan, we recognize the need to focus on the foundations of our business and drive a performance-based culture. This will increase our ability to drive results and deliver steady execution going forward. While we are addressing challenges in the business, we are moving forward with urgency, focusing on the following key elements of our roadmap to growth:

•	Deliver a seamless, competitive Representative experience - investment to upgrade systems and drive mobile connectivity in our markets to make doing business easier for our Representatives;

•
Insightful data and analytics - improve our ability to support the Representative and help her run her business more effectively through deeper insight and analytics into Representative behavior and needs;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	Rigorous performance management - the new executive team is a key enabler to driving a performance-based culture for ownership of results; and

•
Relentless focus on execution capabilities - focus on developing a service mindset, and enable the implementation changes, with minimal disruptions, through pilot programs that cover service from end to end.

In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $144 before taxes associated with the Transformation Plan to-date. In connection with the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized savings of an estimated $105 to $115 before taxes. During the first nine months of 2017, we have realized an estimated $55 before taxes of savings associated with the restructuring actions and are expected to achieve the majority of the annualized savings in 2017. In addition, we have realized savings from other cost-savings strategies that did not result in restructuring charges. For the market closures, the expected annualized savings represented the operating loss no longer included within Avon's operating results as a result of no longer operating in the respective market. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon.
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
RESULTS OF OPERATIONS—THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives; 2) a charge for a loss contingency related to a non-U.S. pension plan ("Loss contingency"); 3) the net proceeds recognized as a result of settling claims relating to professional services ("Legal settlement"); 4) charges related to the deconsolidation of our Venezuelan operations as of March 31, 2016 ("Venezuelan special items"); 5) a net gain related to the extinguishment of debt ("Gain on extinguishment of debt"); and, as it relates to our effective tax rate discussion, 6) income tax benefits realized in the first quarter of 2016 as a result of tax planning strategies and in the second quarter of 2016 primarily due to the release of a valuation allowance associated with Russia ("Special tax items").
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The Legal settlement includes the impact on the Consolidated Statements of Operations during the third quarter of 2016 associated with the net proceeds of approximately $27 recognized as a result of settling claims relating to professional services that had been provided to the Company prior to 2013 in connection with a previously disclosed legal matter.
The Venezuelan special items include the impact on the Consolidated Statements of Operations during the first quarter of 2016 caused by the deconsolidation of our Venezuelan operations for which we recorded a loss of approximately $120 in other expense, net. The loss was comprised of approximately $39 in net assets of the Venezuelan business and approximately $81 in accumulated foreign currency translation adjustments within accumulated other comprehensive loss ("AOCI") associated with foreign currency changes before Venezuela was accounted for as a highly inflationary economy.
The Gain on extinguishment of debt includes the impact on the Consolidated Statements of Operations during the third quarter of 2016 due to a net gain on extinguishment of debt caused by the deferred gain associated with interest-rate swap agreement terminations, partially offset by the early tender premium paid, the deferred loss associated with treasury lock agreements, deal costs and the write-off of debt issuance costs and discounts associated with the cash tender offers in August 2016.
In addition, the effective tax rate discussion includes Special tax items, including the impact on the provision for income taxes in the Consolidated Statements of Operations during the second quarter of 2016 primarily due to the release of a valuation allowance associated with Russia of approximately $7. Special tax items also include the impact on the provision for income taxes in the Consolidated Statements of Operations during the first quarter of 2016 due to an income tax benefit of approximately $29 recognized as the result of the implementation of foreign tax planning strategies.
See Note 12, Restructuring Initiatives, Note 7, Employee Benefit Plans, Note 1, Accounting Policies, Note 16, Debt, to the Consolidated Financial Statements included herein and "Venezuela Discussion" and "Effective Tax Rate" in this MD&A for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	%/Point Change	2017	2016	%/Point Change
Select Consolidated Financial Information
Total revenue	$1,417.8	$1,408.8	1%	$4,146.8	$4,149.6	—%
Cost of sales	550.0	550.9	—%	1,592.1	1,634.7	(3)%
Selling, general and administrative expenses	784.8	745.9	5%	2,411.4	2,300.0	5%
Operating profit	83.0	112.0	(26)%	143.3	214.9	(33)%
Interest expense	34.8	34.4	1%	106.0	100.3	6%
Gain on extinguishment of debt	—	(3.9)	*	—	(3.9)	*
Interest income	(3.4)	(3.5)	(3)%	(11.2)	(12.8)	(13)%
Other expense, net	3.6	10.4	(65)%	19.4	142.9	(86)%
Income (loss) before taxes	48.0	74.6	(36)%	29.1	(11.6)	*
Income (loss) from continuing operations, net of tax	11.9	36.3	(67)%	(70.4)	(83.7)	16%
Net income (loss) attributable to Avon	$12.5	$36.0	(65)%	$(69.5)	$(96.9)	28%

Diluted earnings (loss) per share from continuing operations	$.01	$.07	(86)%	$(.20)	$(.22)	9%
Diluted earnings (loss) per share attributable to Avon	$.01	$.07	(86)%	$(.20)	$(.25)	20%

Advertising expenses(1)	$29.5	$30.3	(3)%	$93.2	$78.6	19%

Reconciliation of Non-GAAP Financial Measures
Gross margin	61.2%	60.9%	.3	61.6%	60.6%	1.0
CTI restructuring	—	—	—	—	—	—
Adjusted gross margin	61.2%	60.9%	.3	61.6%	60.6%	1.0

Selling, general and administrative expenses as a % of total revenue	55.4%	52.9%	2.5	58.2%	55.4%	2.8
CTI restructuring	(.4)	(1.0)	.6	(.9)	(1.7)	.8
Loss contingency	—	—	—	(.4)	—	(.4)
Legal settlement	—	1.9	(1.9)	—	.7	(.7)
Adjusted selling, general and administrative expenses as a % of total revenue	54.9%	53.9%	1.0	56.8%	54.4%	2.4

Operating profit	$83.0	$112.0	(26)%	$143.3	$214.9	(33)%
CTI restructuring	6.2	14.0		36.5	70.2
Loss contingency	—	—		18.2	—
Legal settlement	—	(27.2)			(27.2)
Adjusted operating profit	$89.2	$98.8	(10)%	$198.0	$257.9	(23)%

Operating margin	5.9%	8.0%	(2.1)	3.5%	5.2%	(1.7)
CTI restructuring	.4	1.0	(.6)	.9	1.7	(.8)
Loss contingency	—	—	—	.4	—	.4
Legal settlement	—	(1.9)	1.9	—	(.7)	.7
Adjusted operating margin	6.3%	7.0%	(.7)	4.8%	6.2%	(1.4)

Change in Constant $ Adjusted operating margin(2)			(.8)			(1.4)

Performance Metrics
Change in Active Representatives			(3)%			(3)%
Change in units sold			(5)%			(6)%
Change in Ending Representatives			(2)%			(2)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are recorded in selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended September 30, 2017
Revenue
During the three months ended September 30, 2017, revenue increased 1% compared to the prior-year period, benefiting from foreign exchange, while Constant $ revenue was relatively unchanged. Constant $ revenue growth in Argentina and the Philippines was offset by declines in Brazil and the United Kingdom. Constant $ revenue was impacted by a 3% decrease in Active Representatives which was offset by higher average order. The decrease in Active Representatives was primarily driven by a decline in Brazil. The net impact of price and mix increased 5%, primarily due to the inflationary impact on pricing in Argentina and Brazil. Units sold decreased 5%, driven by declines in Brazil, Mexico, Russia and the United Kingdom.
Ending Representatives decreased by 2%. The decrease in Ending Representatives at September 30, 2017 as compared to the prior-year period was most significantly due to a decline in Brazil.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Three Months Ended September 30,		%/Point Change
	2017	2016	US$	Constant $
Beauty:
Skincare	$397.1	$396.7	—%	(2)%
Fragrance	389.8	373.2	4	4
Color	246.3	243.9	1	—
Total Beauty	1,033.2	1,013.8	2	1
Fashion & Home:
Fashion	195.2	201.9	(3)	(4)
Home	149.8	150.4	—	(1)
Total Fashion & Home	345.0	352.3	(2)	(2)
Net sales from reportable segments	$1,378.2	$1,366.1	1	—
Net sales from Other operating segments and business activities	—	1.4	*	*
Net sales	$1,378.2	$1,367.5	1	—
* Calculation not meaningful
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 210 basis points and 70 basis points, respectively, compared to the same period of 2016. The decreases in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were largely offset by the inflationary impact on costs outpacing revenue growth. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin both increased 30 basis points compared to the same period of 2016, in each case primarily due to the following:

•	an increase of 80 basis points due to the favorable net impact of mix and pricing, primarily due to inflationary pricing in South Latin America.
This item was partially offset by the following:

•	a decrease of 20 basis points due to higher supply chain costs, primarily in North Latin America due to higher obsolescence and material costs, partially offset by lower distribution costs; and

•	a decrease of approximately 20 basis points due to the net unfavorable impact of foreign currency transaction losses and foreign currency translation.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 250 basis points and 100 basis points, respectively, compared to the same period of 2016. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 190 basis points for the approximate $27 of net proceeds recognized as a result of a legal settlement in the third quarter of 2016, partially offset by approximately 60 basis for lower CTI restructuring. See Note 12, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.
The remaining increase in selling, general and administrative expenses as a percentage of revenue and the increase of 100 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue were, in each case, primarily due to the following:

•	an increase of 110 basis points from higher bad debt expense, driven by Brazil due to the lower collection of receivables, primarily impacted by the macroeconomic environment;

•
an increase of 100 basis points primarily due to higher Representative, sales leader and field expense, most significantly in Brazil to support efforts to activate the field and improve Representative recruitment; and

•	an increase of 40 basis points from higher transportation costs, most significantly in Russia which was driven by new delivery rates.
These items were partially offset by the following:

•	a decrease of 80 basis points due to lower expenses associated with employee incentive compensation plans;

•
a decrease of 20 basis points primarily due to lower fixed expenses, including the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions; and

•
various other insignificant items that partially offset the increase in selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue.

Other Expenses
Interest expense and interest income each increased by less than $1 compared to the prior-year period.
Other expense, net, decreased by approximately $7 compared to the prior-year period, primarily due to foreign exchange net gains in the current year as compared to net losses in the prior year, resulting in a year-over-year favorable impact of approximately $4. In addition, other expense, net was favorably impacted by the amounts recorded for our proportionate share of New Avon's loss, which decreased approximately $3 as compared to the prior-year period. See Note 4, Investment in New Avon, to the Consolidated Financial Statements included herein for more information on New Avon.
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
The effective tax rates in 2017 and 2016 were impacted by CTI restructuring. The effective tax rate in 2016 was also impacted by the benefit from the net proceeds recognized as a result of a legal settlement.
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
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and selling, general and administrative expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $10, or approximately 30 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had a favorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 10 basis points to operating margin and Adjusted operating margin; and

•
foreign exchange net gains on our working capital (classified within other expense, net) as compared to net losses in the prior year, resulting in a year-over-year favorable impact of approximately $4 before tax on both a reported and Adjusted basis.

Discontinued Operations
Loss from discontinued operations, net of tax was approximately $1 for 2016. See Note 3, Discontinued Operations, to the Consolidated Financial Statements included herein for more information.
Nine Months Ended September 30, 2017
Revenue
During the nine months ended September 30, 2017, revenue was relatively unchanged compared to the prior-year period, partially benefiting from foreign exchange, while Constant $ revenue decreased 2%. Our Constant $ revenue decline was primarily driven by declines in Russia, Brazil, and the United Kingdom, partially offset by growth in Argentina and South Africa. The decline in Constant $ revenue was primarily due to a 3% decrease in Active Representatives, which was partially offset by higher average order. The decrease in Active Representatives was primarily due to South Latin America (driven by Brazil) and Europe, Middle East & Africa. The net impact of price and mix increased 4%, primarily due to the inflationary impact on pricing in Argentina and Brazil. Units sold decreased 6%, primarily due to declines in Russia and Brazil. The revenue performance was negatively impacted most significantly by a decline in Color sales, as we experienced issues in some markets as we have begun the segmentation of our Color category into three distinct brands. The timing of innovation also impacted the decline in Color sales; however, we expect to strengthen our Color category in the last quarter of 2017 through innovation.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Nine Months Ended September 30,		%/Point Change
	2017	2016	US$	Constant $
Beauty:
Skincare	$1,182.0	$1,175.9	1%	(2)%
Fragrance	1,101.3	1,065.2	3	2
Color	724.3	743.7	(3)	(5)
Total Beauty	3,007.6	2,984.8	1	(2)
Fashion & Home:
Fashion	591.8	615.0	(4)	(5)
Home	430.3	428.6	—	(1)
Total Fashion & Home	1,022.1	1,043.6	(2)	(3)
Net sales from reportable segments	$4,029.7	$4,028.4	—	(2)
Net sales from Other operating segments and business activities	.1	18.6	*	*
Net sales	$4,029.8	$4,047.0	—	(2)
* Calculation not meaningful
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin decreased 170 basis points and 140 basis points, respectively, compared to the same period of 2016. The decreases in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were largely offset by

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

the inflationary impact on costs outpacing revenue growth. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin both increased 100 basis points compared to the same period of 2016, in each case primarily due to the following:

•	an increase of 110 basis points due to the favorable net impact of mix and pricing, primarily due to inflationary pricing in South Latin America and Europe, Middle East & Africa.
This item was partially offset by the following:

•
a decrease of 20 basis points due to higher supply chain costs, primarily in South Latin America and North Latin America due to higher material and overhead costs, which was partially offset by lower distribution and material costs in Europe, Middle East & Africa.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue increased 280 basis points and 240 basis points, respectively, compared to the same period of 2016. The selling, general and administrative expenses as a percentage of revenue comparison was impacted by approximately 70 basis points for the approximate $27 of net proceeds recognized as a result of a legal settlement in the third quarter of 2016 and approximately 40 basis points for a loss contingency related to a non-U.S. pension plan as discussed above, partially offset by approximately 80 basis for lower CTI restructuring. See Note 7, Employee Benefit Plans, to the Consolidated Financial Statements included herein for more information on the loss contingency related to a non-U.S. pension plan and Note 12, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.
The remaining increase in selling, general and administrative expenses as a percentage of revenue and the increase of 240 basis points in Adjusted selling, general and administrative expenses as a percentage of revenue were, in each case, primarily due to the following:

•
an increase of 120 basis points from higher bad debt expense, driven by Brazil due to the lower than anticipated collection of receivables, primarily impacted by the macroeconomic environment, as well as resulting from an adjustment to credit terms available to new Representatives during 2016;

•
an increase of 60 basis points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses, partially offset by lower fixed expenses, including the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions;

•	an increase of 50 basis points from higher transportation costs, primarily in Russia which was driven by new delivery rates;

•
an increase of 50 basis points primarily due to higher Representative, sales leader and field expense, most significantly in Brazil to support efforts to activate the field and improve Representative recruitment; and

•	an increase of 30 basis points from higher advertising expense, primarily in Brazil.
These items were partially offset by the following:

•	a decrease of approximately 50 basis points due to the favorable impact of foreign currency translation and foreign currency transaction gains; and

•	a decrease of 50 basis points due to lower expenses associated with employee incentive compensation plans.
Other Expenses
Interest expense increased by approximately $6 compared to the prior-year period, primarily due to the interest associated with $500 of 7.875% Senior Secured Notes issued in August 2016 and lower amortization of gains associated with the termination of interest rate swaps. These items were partially offset by the interest savings associated with prepayment of the remaining principal amount of our 4.20% Notes and 5.75% Notes in November 2016, the August 2016 cash tender offers and the October 2016 and December 2016 repurchases of certain of our outstanding public notes. Refer to Note 16, Debt, and Note 15, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements included herein for additional information.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Gain on extinguishment of debt in the first nine months of 2016 of approximately $4 was associated with the cash tender offers in August 2016. Refer to Note 16, Debt, to the consolidated financial statements included herein for additional information.
Interest income decreased by approximately $2 compared to the prior-year period.
Other expense, net, decreased by approximately $123 compared to the prior-year period, primarily due to the deconsolidation of our Venezuelan operations, as we recorded a loss of approximately $120 in the first quarter of 2016. In addition, other expense, net was positively impacted by foreign exchange net gains in the current year as compared to net losses in the prior year, resulting in a year-over-year benefit of approximately $9. These items were partially offset by the unfavorable impact of the amounts recorded for our proportionate share of New Avon's loss, which increased approximately $3 as compared to the prior-year period. See "Venezuela Discussion" in this MD&A and Note 1, Accounting Policies, to the Consolidated Financial Statements included herein for further discussion of our Venezuela operations, and see Note 4, Investment in New Avon, to the Consolidated Financial Statements included herein for more information on New Avon.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction gains (classified within cost of sales, and selling, general and administrative expenses), which had a favorable impact to operating profit and Adjusted operating profit of an estimated $10, or approximately 30 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had a favorable impact to operating profit and Adjusted operating profit of approximately $15, or approximately 30 basis points to operating margin and approximately 20 basis points to Adjusted operating margin; and

•
foreign exchange net gains on our working capital (classified within other expense, net) as compared to net losses in the prior year, resulting in a year-over-year benefit of approximately $9 before tax on both a reported and Adjusted basis.

Discontinued Operations
Loss from discontinued operations, net of tax was approximately $13 for 2016. During the first nine months of 2016, we recorded charges of approximately $16 before tax ($6 after tax) in the aggregate associated with the sale of the North America business which closed on March 1, 2016. See Note 3, Discontinued Operations, to the Consolidated Financial Statements included herein for more information.
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
Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2017	2016	US$	Constant $	2017	2016	US$	Constant $
Total revenue	$482.8	$476.4	1%	(2)%	$1,484.9	$1,517.7	(2)%	(4)%
Segment profit	65.9	66.2	—%	(9)%	222.5	218.3	2%	(3)%

Segment margin	13.6%	13.9%	(.3)	(.9)	15.0%	14.4%	.6	.2

Change in Active Representatives				(2)%				(3)%
Change in units sold				(5)%				(9)%
Change in Ending Representatives				1%				1%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2017
Total revenue increased 1% compared to the prior-year period, primarily due to the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Russian ruble and the South African rand, partially offset by the strengthening of the U.S. dollar relative to the Turkish lira. On a Constant $ basis, revenue decreased 2%, driven by a decrease in Active Representatives. The increase in Ending Representatives was primarily driven by increases in Turkey and South Africa, partially offset by declines in Russia and the United Kingdom.
In Russia, revenue increased 3%, benefiting significantly from the favorable impact of foreign exchange. On a Constant $ basis, Russia's revenue declined 6%, primarily due to a decrease in Active Representatives, as well as lower average order. The Constant $ revenue decline in Russia was impacted by competitive pressures which negatively impacted Active Representatives. In the United Kingdom, revenue declined 13%, or 12% on a Constant $ basis, primarily due to a decrease in Active Representatives. In South Africa, revenue grew 17%, which was favorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 8%, driven by an increase in Active Representatives, partially offset by lower average order.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment margin decreased .3 points, or .9 points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 1.0 point from higher bad debt expense, primarily in Russia, and to a lesser extent in South Africa. Higher bad debt expense in Russia was driven primarily by a payment facilitation agency that has not remitted to us the funds it received from certain Representatives, and in South Africa was driven primarily by lower collection of receivables as a result of deteriorating economic conditions;

•	a decline of 1.0 point from higher transportation costs, driven primarily by new delivery rates in Russia;

•	a decline of .7 points due to higher Representative, sales leader and field expense, most significantly in Turkey;

•
a benefit of 1.0 point primarily due to lower fixed expenses, benefiting from lower expenses associated with employee incentive compensation plans. In addition, fixed expenses included the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These items were partially offset by a settlement charge in the third quarter of 2017 associated with the United Kingdom pension plan which negatively impacted segment margin by .7 points; and

•	a benefit of .6 points due to lower advertising expense, primarily in Russia and South Africa.
Nine Months Ended September 30, 2017
Total revenue decreased 2% compared to the prior-year period, despite the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Russian ruble and the South African rand, partially offset by the strengthening of the U.S. dollar relative to the British pound and the Turkish lira. On a Constant $ basis, revenue decreased 4%, most significantly impacted by declines in Russia and the United Kingdom, partially offset by growth in South Africa. The segment's Constant $ revenue decline was primarily driven by a decrease in Active Representatives.
In Russia, revenue increased 8%, benefiting significantly from the favorable impact of foreign exchange. On a Constant $ basis, Russia's revenue declined 8%, primarily due to a decrease in Active Representatives along with lower average order. The Constant $ revenue decline in Russia was impacted by competitive pressures which negatively impacted Active Representatives, as well as a comparison to strong volume growth in the prior-year period, which benefited primarily from a pricing lag during an inflationary period. In addition, Constant $ revenue in Russia was impacted by service issues related to our delivery provider, particularly in the first quarter of 2017 and the early part of the second quarter of 2017. In the United Kingdom, revenue declined 17%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 10%, primarily due to a decrease in Active Representatives, as well as lower average order. The Constant $ revenue decline in the United Kingdom was partially due to the anniversary of the launch of Matte lipstick in the first quarter of 2016 as well as the strong product launches in the second quarter of 2016. In South Africa, revenue grew 27%, which was favorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 12%, primarily due to an increase in Active Representatives, partially offset by lower average order.
Segment margin increased .6 points, or .2 points on a Constant $ basis, in each case primarily as a result of:

•
a benefit of 2.5 points due to higher gross margin caused primarily by 1.2 points from the favorable net impact of mix and pricing, an estimated 1 point from the favorable impact of foreign currency transaction net gains and .6 points due to lower supply chain costs. Supply chain costs benefited primarily from lower distribution and material costs, partially due to productivity initiatives;

•	a decline of 1.1 points from higher transportation costs, driven primarily by new delivery rates in Russia;

•
a decline of .6 points from higher bad debt expense, primarily in Russia, South Africa and the United Kingdom. Higher bad debt expense in Russia was driven primarily by a payment facilitation agency that has not remitted to us the funds it received from certain Representatives, and in South Africa was driven primarily by lower collection of receivables as a result of deteriorating economic conditions. In addition, higher bad debt expense in the United Kingdom, primarily in the second quarter of 2017, was due to a declining Representative count which has impacted collections;

•
a decline of .4 points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses, partially offset by lower fixed expenses, including the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. In addition, fixed expenses benefited from lower expenses associated with employee incentive compensation plans; and

•	a decline of .3 points related to the net impact of declining revenue with respect to Representative, sales leader and field expense.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

South Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2017	2016	US$	Constant $	2017	2016	US$	Constant $
Total revenue	$589.7	$594.8	(1)%	—%	$1,647.0	$1,556.9	6%	1%
Segment profit	66.3	73.8	(10)%	(9)%	124.8	157.9	(21)%	(22)%

Segment margin	11.2%	12.4%	(1.2)	(1.1)	7.6%	10.1%	(2.5)	(2.2)

Change in Active Representatives				(6)%				(4)%
Change in units sold				(7)%				(5)%
Change in Ending Representatives				(6)%				(6)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2017
Total revenue decreased 1% compared to the prior-year period, primarily due to the unfavorable impact of foreign exchange. On a Constant $ basis revenue was relatively unchanged compared to the prior year, primarily driven by a decrease in Active Representatives, offset by higher average order which was driven by inflationary pricing in Argentina. The decline in Ending Representatives was primarily driven by declines in Brazil, and to a lesser extent, Colombia.
Revenue in Brazil decreased 3%, favorably impacted by foreign exchange. Brazil’s Constant $ revenue declined 5%, primarily due to a decrease in Active Representatives, partially offset by higher average order. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products declined 2% and 9%, respectively. The decline in Constant $ Beauty sales in Brazil was driven by weaker performance in Color. Revenue in Brazil, as well as Active Representatives and Ending Representatives, continued to be impacted by a difficult macroeconomic environment combined with the application of stricter credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year. Revenue in Argentina grew 4%, or 19% on a Constant $ basis, which was primarily due to higher average order which was impacted by the inflationary impact on pricing, and to a lesser extent, an increase in Active Representatives.
Segment margin decreased 1.2 points, or 1.1 points on a Constant $ basis, in each case primarily as a result of:

•	a decline of 1.6 points from higher bad debt expense, driven by Brazil due to the lower collection of receivables, primarily impacted by the macroeconomic environment;

•	a decline of 1.2 points due to higher Representative, sales leader and field expense, most significantly in Brazil to support efforts to activate the field and improve Representative recruitment;

•	a benefit of 1.3 points due to higher gross margin caused primarily by 1.4 points from the favorable net impact of mix and pricing, primarily due to inflationary pricing; and

•
a benefit of .3 points primarily due to lower fixed expenses, benefiting from lower expenses associated with employee incentive compensation plans, partially offset by the inflationary impact on costs outpacing revenue growth.

Nine Months Ended September 30, 2017
Total revenue increased 6% compared to the prior-year period, primarily due to the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Brazilian real. On a Constant $ basis, revenue increased 1%. The segment's Constant $ revenue benefited from higher average order, which was driven by inflationary pricing in Argentina, partially offset by a decrease in Active Representatives.
Revenue in Brazil increased 8%, favorably impacted by foreign exchange. Brazil’s Constant $ revenue declined 2%, primarily due to a decrease in Active Representatives, partially offset by higher average order. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products decreased 2% and 4%, respectively. The decline in Constant $ Beauty sales in Brazil was driven by weaker performance in Color. Revenue in Brazil, as well as Active Representatives and Ending Representatives, continued to be impacted by a difficult macroeconomic environment combined with the application of stricter credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year. Revenue in Argentina grew 9%, or 22% on a Constant $ basis, which was primarily due to higher average order which was impacted by the inflationary impact on pricing.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment margin decreased 2.5 points, or 2.2 points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 2.3 points from higher bad debt expense, driven by Brazil due to the lower than anticipated collection of receivables, primarily impacted by the macroeconomic environment, as well as resulting from an adjustment to credit terms available to new Representatives during 2016;

•
a decline of .7 points primarily due to higher fixed expenses, driven by the inflationary impact on costs outpacing revenue growth, partially offset by lower expenses associated with employee incentive compensation plans;

•	a decline of .6 points from higher advertising expense, primarily in Brazil which was driven by product launches;

•	a decline of .5 points due to higher Representative, sales leader and field expense, most significantly in Brazil to support efforts to activate the field and improve Representative recruitment; and

•
a benefit of 2.0 points due to higher gross margin caused by 2.2 points from the favorable net impact of mix and pricing, primarily due to inflationary pricing, and approximately .4 points from the favorable impact of foreign currency net gains. These were partially offset by .5 points from higher supply chain costs, which were primarily negatively impacted by higher material costs which included inflationary pressures in Argentina.

North Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2017	2016	US$	Constant $	2017	2016	US$	Constant $
Total revenue	$206.0	$196.8	5%	2%	$607.0	$625.9	(3)%	—%
Segment profit	17.2	24.4	(30)%	(28)%	56.0	85.0	(34)%	(31)%

Segment margin	8.3%	12.4%	(4.1)	(3.5)	9.2%	13.6%	(4.4)	(4.1)

Change in Active Representatives				1%				(1)%
Change in units sold				(3)%				(2)%
Change in Ending Representatives				1%				1%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2017
North Latin America consists largely of our Mexico business. Total revenue for the segment increased 5% compared to the prior-year period, partially due to the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 2%, primarily due to higher average order and an increase in Active Representatives, despite the impact of product fulfillment shortfalls in the region. The segment's Constant $ revenue increase was primarily due to growth in Central America, partially offset by a Constant $ revenue decline in Mexico. Revenue in Mexico increased 4%, and was favorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue declined 1%, primarily due to a decrease in Active Representatives. We anticipate that the earthquake in Mexico in late September 2017 will adversely impact Mexico's fourth quarter 2017 results.
Segment margin decreased 4.1 points, or 3.5 points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 2.1 points due to lower gross margin caused primarily by 1.5 points from the unfavorable impact of foreign currency transaction net losses and 1.0 point from higher supply chain costs, partially offset by .4 points from the favorable net impact of mix and pricing. Supply chain costs were negatively impacted by higher obsolescence and material costs, partially offset by lower distribution costs;

•	a decline of .6 points from higher bad debt expense, primarily in Mexico partially due to the implementation of a new collection process as a result of changes in regulations;

•	a decline of .5 points from higher transportation costs, driven by Mexico primarily due to increased fuel prices; and

•	a decline of .4 points due to higher Representative, sales leader and field expense.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2017
Total revenue for the segment decreased 3% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue was relatively unchanged compared to the prior year, as higher average order was offset by a decrease in Active Representatives. In addition, Constant $ revenue was impacted by product fulfillment shortfalls in the region. The segment's Constant $ revenue benefited from growth in Central America, offset by a Constant $ revenue decline in Mexico. Revenue in Mexico declined 5%, and was unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue declined 2%, primarily due to a decrease in Active Representatives.
Segment margin decreased 4.4 points, or 4.1 points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 1.5 points due to lower gross margin caused primarily by 1.2 points from higher supply chain costs and .6 points from the unfavorable impact of foreign currency transaction net losses, partially offset by .4 points from the favorable net impact of mix and pricing. The impact of supply chain costs on gross margin was primarily due to lower volume and fixed overhead costs, as well as higher material costs;

•	a decline of .8 points from higher bad debt expense, primarily in Mexico partially due to the implementation of a new collection process as a result of changes in regulations discussed above;

•
a decline of .8 points due to higher Representative, sales leader and field expense, primarily as a result of increasing incentives to mitigate impact of the product fulfillment shortfalls in the region;

•	a decline of .5 points from higher transportation costs driven by Mexico primarily due to increased fuel prices; and

•	a decline of .3 points from higher net brochure costs, partly due to an increase in the number of pages in support of the segmentation of our Color category.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Point Change				%/Point Change
	2017	2016	US$	Constant $	2017	2016	US$	Constant $
Total revenue	$130.1	$131.4	(1)%	3%	$379.0	$406.4	(7)%	(3)%
Segment profit	13.0	12.9	1%	15%	34.1	43.1	(21)%	(13)%

Segment margin	10.0%	9.8%	.2	1.1	9.0%	10.6%	(1.6)	(1.0)

Change in Active Representatives				—%				(5)%
Change in units sold				3%				(1)%
Change in Ending Representatives				(3)%				(3)%
Amounts in the table above may not necessarily sum due to rounding.
Effective in the first quarter of 2017, given that we exited Thailand during 2016, the results of Thailand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in Asia Pacific. The impact was not material to Asia Pacific or Other operating segments and business activities and is consistent with how we present other market exits.
Three Months Ended September 30, 2017
Total revenue decreased 1% compared to the prior-year period, primarily due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue increased 3%, primarily due to higher average order. The decrease in Ending Representatives was impacted by declines in all markets except the Philippines, most significantly in Malaysia. Revenue in the Philippines increased 4%, or 12% on a Constant $ basis, primarily due to higher average order and an increase in Active Representatives. Revenue growth in the Philippines was driven by strong commercial offers, including pricing, which, along with television advertising associated with our Color category, helped drive momentum in the field. In addition, actions implemented to improve inventory availability provided benefits to revenue growth.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment margin increased .2 points, or 1.1 points on a Constant $ basis, in each case primarily as a result of:

•	a benefit of 2.9 points primarily due to lower fixed expenses, including the benefits associated with the Transformation Plan, primarily reductions in headcount;

•	a benefit of .7 points due to higher gross margin caused primarily by .9 points from supply chain costs, primarily lower obsolescence;

•	a benefit of .6 points from lower bad debt expense, primarily in the Philippines, driven mainly by improved collection;

•	a decline of 1.7 points related to higher Representative, sales leader and field expense, primarily in the Philippines; and

•	a decline of .9 points due to higher advertising expense, primarily in the Philippines, related to television advertising associated with our Color category.
Nine Months Ended September 30, 2017
Total revenue decreased 7% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 3%, primarily due to a decrease in Active Representatives, most significantly in Malaysia, partially offset by higher average order. Revenue in the Philippines decreased 3%, or increased 3% on a Constant $ basis, primarily due to a higher average order and an increase in Active Representatives. Revenue growth in the Philippines was driven by the third quarter of 2017, as strong commercial offers, including pricing, which, along with television advertising associated with our Color category, helped drive momentum in the field. In addition, actions implemented to improve inventory availability provided benefits to revenue growth.
Segment margin decreased 1.6 points, or 1.0 point on a Constant $ basis, in each case primarily as a result of:

•
a decline of 1.1 points due to lower gross margin caused primarily by .7 points from the unfavorable net impact of mix and pricing and .7 points from supply chain costs. The impact of supply chain costs on gross margin was primarily due to lower volume on fixed overhead costs, partially offset by lower obsolescence;

•	a decline of 1.0 point primarily related to the net impact of declining revenue with respect to Representative, sales leader and field expense;

•	a decline of .4 points due to lower advertising expense, primarily in the Philippines, related to television advertising associated with our Color category during the third quarter of 2017;

•	a benefit of 1.1 points due to the lower fixed expenses, including the benefits associated with the Transformation Plan, primarily reductions in headcount; and

•	a benefit of .4 points from lower bad debt expense, primarily in the Philippines, driven mainly by improved collection.
Earlier this year, we completed the review of our China operations and have determined that we will retain China in our portfolio of businesses.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At September 30, 2017, we had cash and cash equivalents totaling approximately $664. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. For more information with respect to currency restrictions, see "Segment Review - South Latin America" in this MD&A above, and "Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions" contained in our 2016 Form 10-K.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity (including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded during the past several years, which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings were downgraded in each of the last three years, which could limit our access to

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" contained in our 2016 Form 10-K.
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
Cash Flows
Net Cash Provided (Used) by Continuing Operating Activities
Net cash provided by continuing operating activities during the first nine months of 2017 was approximately $35, as compared to net cash used by continuing operating activities of approximately $104 during the first nine months of 2016.
The year-over-year comparison benefited from an injunction we received in May 2016 for cash deposits associated with Industrial Production Tax (“IPI”) in Brazil.  As a result, we were not required to make cash deposits in 2017, while we paid approximately $19 for these cash deposits in 2016, prior to May. See Note 8, Contingencies, to the Consolidated Financial Statements included herein for additional information on the IPI taxes.
The remaining approximate $120 benefit to the year-over-year comparison of net cash provided (used) by continuing operating activities was primarily due to improvements in working capital, most significantly from lower purchases of inventory and the timing of payments, as well as lower net receivables.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first nine months of 2017 was approximately $42, as compared to approximately $68 during the first nine months of 2016. The approximate $26 decrease to net cash used by continuing investing activities was primarily due to an approximate $22 cash distribution received from New Avon in the third quarter of 2017. Capital expenditures for the full year 2017 are estimated to be approximately $100 and are expected to be funded by cash from operations. See Note 4, Investment in New Avon, to the Consolidated Financial Statements included herein for more information on the cash distribution received from New Avon.
Net Cash (Used) Provided by Continuing Financing Activities
Net cash used by continuing financing activities during the first nine months of 2017 was approximately $10, as compared to net cash provided by continuing financing activities of approximately $569 during the first nine months of 2016. The approximate $579 decrease to net cash (used) provided by continuing financing activities was primarily due to the net proceeds related to the $500 principal amount of 7.875% Senior Secured Notes issued in the third quarter of 2016 and the net proceeds from the sale of Series C Preferred Stock, partially offset by the payments for the August 2016 cash tender offers of approximately $301. See Note 16, Debt, and Note 5, Related Party Transactions, to the Consolidated Financial Statements included herein for more information.
Capital Resources
Revolving Credit Facility
In June 2015, the Company and Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. As of September 30, 2017, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of September 30, 2017, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility. The amount of the facility available to be drawn down is reduced by any standby letters of credit granted by AIO, which, as of September 30, 2017, was approximately $39. As of September 30, 2017, based on then applicable interest rates, approximately $130 could have been drawn down without violating any covenant. Depending on our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), it is possible that we may be non-compliant with our interest coverage or total leverage ratio absent the Company undertaking other alternatives to avoid noncompliance, such as obtaining amendments to the 2015 facility or repurchasing certain debt. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of September 30, 2017, there were no amounts outstanding under the 2015 facility.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of September 30, 2017, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at September 30, 2017 and December 31, 2016 was exposed to floating interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 8, Contingencies, to the Consolidated Financial Statements included herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended September 30, 2017:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/17	25,137	(1)	$5.38	*	*
8/1 - 8/31/17	5,944	(1)	3.47	*	*
9/1 - 9/30/17	—		—	*	*
Total	31,081		$5.02	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)
All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and performance restricted stock units.

Some of these share repurchases may reflect a delay from the actual transaction date.
ITEM 6. EXHIBITS

4.1**	Indenture, dated August 15, 2016, among Avon International Operations, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent.
10.1
Letter Agreement, by and between Avon Products, Inc. and Sherilyn McCoy, dated as of August 2, 2017 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on August 4, 2017).

10.2	Severance Benefit Letter Agreement and General Release of Claims, by and between Avon Products, Inc. and James Scully, dated as of August 12, 2017.
10.3	Termination Agreement by and between Avon Products, Inc., Avon Cosmetics GmbH and John Higson, dated as of September 19, 2017.
10.4	Severance Benefit Letter Agreement and General Release of Claims, by and between Avon Products, Inc. and Fernando Acosta, dated as of August 31, 2017.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

**	This indenture was filed as exhibit 4.1 to Form 8-K filed with the SEC on August 16, 2016 and inadvertently omitted the language found in section 4.16.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	November 2, 2017	/s/ Robert Loughran
Robert Loughran
Group Vice President and
Chief Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.