Form 10-Q
period 2018-03-31
AVON PRODUCTS INC
filed 2018-05-03
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at March 31, 2018 was 441,680,315.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2018	March 31, 2017
Net sales	$1,309.6	$1,298.1
Other revenue	83.9	35.0
Total revenue	1,393.5	1,333.1
Costs, expenses and other:
Cost of sales	579.7	517.1
Selling, general and administrative expenses	768.9	786.2
Operating profit	44.9	29.8
Interest expense	36.2	35.1
Interest income	(4.2)	(4.7)
Other expense, net	2.5	6.1
Total other expenses	34.5	36.5
Income (loss), before income taxes	10.4	(6.7)
Income taxes	(31.5)	(29.8)
Net loss	(21.1)	(36.5)
Net loss attributable to noncontrolling interests	0.8	—
Net loss attributable to Avon	$(20.3)	$(36.5)
Loss per share:
Basic attributable to Avon	$(0.06)	$(0.10)
Diluted attributable to Avon	(0.06)	(0.10)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Net loss	$(21.1)	$(36.5)
Other comprehensive income:
Foreign currency translation adjustments	32.7	62.0
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.0	2.9	3.1
Other comprehensive income related to New Avon investment, net of taxes of $0.0 and $0.0	—	1.1
Total other comprehensive income, net of income taxes	35.6	66.2
Comprehensive income	14.5	29.7
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.6)	0.1
Comprehensive income attributable to Avon	$15.1	$29.6
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$772.5	$881.5
Accounts receivable, net	429.0	457.2
Inventories	697.0	598.2
Prepaid expenses and other	251.0	296.4
Total current assets	2,149.5	2,233.3
Property, plant and equipment, at cost	1,514.8	1,481.9
Less accumulated depreciation	(812.1)	(779.2)
Property, plant and equipment, net	702.7	702.7
Goodwill	100.9	95.7
Other assets	687.3	666.2
Total assets	$3,640.4	$3,697.9
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$270.8	$25.7
Accounts payable	803.0	832.2
Accrued compensation	121.4	130.3
Other accrued liabilities	401.1	405.6
Sales taxes and taxes other than income	146.3	153.0
Income taxes	8.2	12.8
Total current liabilities	1,750.8	1,559.6
Long-term debt	1,629.6	1,872.2
Employee benefit plans	151.4	150.6
Long-term income taxes	96.6	84.9
Long-term sales taxes and taxes other than income	204.6	193.1
Other liabilities	80.2	84.4
Total liabilities	3,913.2	3,944.8

Commitments and contingencies (Note 7)
Series C convertible preferred stock	473.8	467.8

Shareholders’ Deficit
Common stock	190.3	189.7
Additional paid-in capital	2,293.7	2,291.2
Retained earnings	2,252.5	2,320.3
Accumulated other comprehensive loss	(891.0)	(926.2)
Treasury stock, at cost	(4,601.8)	(4,600.0)
Total Avon shareholders’ deficit	(756.3)	(725.0)
Noncontrolling interests	9.7	10.3
Total shareholders’ deficit	(746.6)	(714.7)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,640.4	$3,697.9
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net loss	$(21.1)	$(36.5)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20.8	20.5
Amortization	7.1	7.1
Provision for doubtful accounts	43.1	60.8
Provision for obsolescence	9.7	10.2
Share-based compensation	3.8	9.7
Foreign exchange losses (gains)	4.6	(0.9)
Deferred income taxes	1.8	12.3
Other	3.2	6.0
Changes in assets and liabilities:
Accounts receivable	(4.4)	(42.3)
Inventories	(58.4)	(23.5)
Prepaid expenses and other	0.1	10.0
Accounts payable and accrued liabilities	(106.3)	(107.3)
Income and other taxes	(0.9)	1.7
Noncurrent assets and liabilities	0.6	(8.0)
Net cash used by operating activities of continuing operations	(96.3)	(80.2)
Cash Flows from Investing Activities
Capital expenditures	(27.8)	(23.9)
Disposal of assets	0.8	1.6
Net cash used by investing activities of continuing operations	(27.0)	(22.3)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	3.6	1.9
Repayment of debt	(0.5)	(1.0)
Repurchase of common stock	(2.7)	(6.2)
Net cash provided (used) by financing activities of continuing operations	0.4	(5.3)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	—	(3.5)
Net cash used by discontinued operations	—	(3.5)
Effect of exchange rate changes on cash and cash equivalents	13.9	16.9
Net decrease in cash and cash equivalents	(109.0)	(94.4)
Cash and cash equivalents at beginning of year	881.5	654.4
Cash and cash equivalents at end of period	$772.5	$560.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2017 Annual Report on Form 10-K ("2017 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim Consolidated Financial Statements in conjunction with our Consolidated Financial Statements contained in our 2017 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
For interim Consolidated Financial Statements purposes, we generally provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense, and adjust these accruals as estimates are refined. In addition, our income tax provision is determined using an estimate of our consolidated annual effective tax rate, adjusted in the current period for discrete income tax items including:

•	the effects of significant, unusual or extraordinary pretax and income tax items, if any;

•	withholding taxes recognized associated with cash repatriations; and

•	the impact of loss-making subsidiaries for which we cannot recognize an income tax benefit and subsidiaries for which an effective tax rate cannot be reliably estimated.
Revenue
Nature of goods and services
We are a global manufacturer and marketer of beauty and related products. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products.
Our business is conducted primarily in one channel, direct selling. Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. We primarily sell our products to the ultimate consumer through the direct selling channel principally through Representatives, who are independent contractors and not our employees.
Revenue recognition
Revenue is recognized when control of a product or service is transferred to a customer, which is generally the Representative. Revenue is measured based on the consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as Value Added Taxes (“VAT”) collected for taxing authorities.
Principal revenue streams and significant judgments
Our principal revenue streams can be distinguished into: i) the sale of Beauty and Fashion & Home products to Representatives (recorded in net sales); ii) Representative fees, primarily for the sale of brochures to Representatives and fulfillment activities related to the contract, which include fees for shipping and handling (recorded in other revenue); and iii) other, which includes the sale of products to New Avon and royalties from the licensing of our name and products (recorded in other revenue).
Sale of Beauty and Fashion & Home products to Representatives
We generate the majority of our revenue through the sale of Beauty and Fashion & Home products. A Representative contacts her customers directly, selling primarily through our brochure, which highlights new products and special promotions (or incentives) for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is typically generated every three to four weeks. A purchase order is processed and the products are picked at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

and collects payment from the customer for her or his own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.
A Representative Agreement, which outlines the basic terms of the agreement between Avon and the Representative, combined with a purchase order, constitutes a contract for the purposes of Accounting Standards Codification Topic ("ASC 606"), Revenue from Contracts with Customers.
We account for individual products and services separately in the contract if they are distinct (i.e., if a product or service is separately identifiable from the other items in the contract and if a Representative can benefit from the product or service on its own or with other resources that are readily available). This revenue is recognized at a point in time, when control of a product is transferred to a Representative. In addition, we offer incentives to Representatives to support sales growth. These sales incentives are distinct promises to a Representative, and therefore are a separate performance obligation. As a result, revenue is allocated to the performance obligation for sales incentives and is deferred on the balance sheet until the associated performance obligations are satisfied.
Typically included within a contract is variable consideration, such as sales returns and late payment fees. Revenue is only recorded to the extent it is probable that it will not be reversed, and therefore revenue is adjusted for variable consideration. Variable consideration is generally estimated using the expected value method, which considers possible outcomes weighted by their probability. Specifically for sales returns, a refund liability will be recorded for the estimated cash to be refunded for the products expected to be returned, and a returns asset will be recorded for the products which we expect to be returned and re-sold, each of these based on historical experience. Sales returns are estimated and updated at the end of each month. The measurement of the returns asset and the refund liability is updated at the end of each month for changes in expectations regarding the amount of salvageable returns, reconditioning costs and any additional decreases in the value of the returned products. Late payment fees are recorded when the uncertainty associated with collecting such fees are resolved (i.e., when collected).
The Representative generally receives a credit period of one sales campaign if they meet certain criteria, however the specific credit terms are outlined in the Representative Agreement. Generally, the Representative remits payment during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance past due for prior campaigns is paid; however, there are circumstances where the Representative fails to make the required payment.
Our contracts with Representatives often include multiple promises to transfer products and/or services to the Representative, and determining which of these products and/or services are considered distinct performance obligations that should be accounted for separately may require significant judgment. In addition, in assessing the recognition of revenue for the following performance obligations, management has exercised significant judgment in the following areas: estimation of variable consideration and the stand-alone selling prices ("SSP") of promised goods or services in order to determine and allocate the transaction price.
Performance obligation - Avon products
The Representative purchases Avon products through a purchase order. We recognize revenue for Avon Products in net sales in our Consolidated Statements of Operations when the Representative obtains control of the products, which occurs upon delivery of the product to the Representative. Transaction price is the amount we expect to receive in exchange for those products adjusted for variable consideration as discussed above and the estimated SSP of other performance obligations as discussed below.
Performance obligation - Sales incentives
Types of sales incentives include status programs, loyalty points, prospective discounts, and gift with purchase, among others. A Representative is eligible for certain status programs if specified sales levels are met. Status programs offer additional benefits such as free or discounted products and services. Loyalty points offer the option to redeem for additional Avon or other products or services. Prospective discounts are offered in some countries when certain sales levels are reached in a given time period. The revenue attributable to the prospective discount performance obligation is for the option to purchase additional product at a discounted amount.
Certain benefits within status programs, loyalty points, prospective discounts and certain other sales incentives constitute a material right and, therefore, a distinct performance obligation in the contract with the Representative. Transaction price is allocated to the material right (performance obligation) based on estimated SSP and is deferred on the balance sheet until the associated performance obligations are satisfied. The cost of sales incentives is presented in inventories in our Consolidated Balance Sheets. We recognize revenue allocated to the material right in net sales in our Consolidated Statements of Operations at the point in time that the Representative receives the benefits of the material right or obtains

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

control of the products, which occurs upon delivery to the Representative or upon expiration of the material right. For sales incentives that are delivered with the associated products order (such as gift with purchase), no deferral is required.
SSP represents the estimated market value, or the estimated amount that could be charged for that material right when the entity sells it separately in similar circumstances to similar customers. Judgment is required to determine the SSP for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, including for certain sales incentives, we determine the SSP using information that may include market prices and other observable inputs.
Representative fees, primarily for the sale of brochures to Representatives and fulfillment activities related to the contract ("Representative fees")
The purchase order in the contract with the Representative explicitly identifies activities that we will perform. This includes fees that we charge Representatives, primarily for the sale of brochures to Representatives and fulfillment activities, and also includes late payment fees (discussed above). Brochures represent promotional materials that are given directly by the Representatives to their customers as a marketing activity. Under ASC 606, brochures that are sold by Avon to Representatives through purchase orders represent separate performance obligations in the contract as these are promises made between Avon and the Representative. Although the brochures are used similar to marketing incentives, the Representative generally orders and pays for the brochures, and we allocate consideration for purposes of revenue recognition. The revenue associated with brochures that are sold to Representatives is recognized in other revenue and the related cost is recognized in cost of sales in our Consolidated Statements of Operations. We recognize revenue when the Representative obtains control of the brochures, which occurs upon delivery to the Representative. When brochures are given away for free to Representatives as promotional items, the cost is recognized in selling, general and administrative expenses in our Consolidated Statements of Operations.
We often charge the Representative for shipping and handling (including order processing) and payment processing activities on the invoice, and such activities are considered to be fulfillment costs. The consideration received represents part of the transaction price in the contract that is allocated to the performance obligations in the contract. We recognize revenue for fulfillment activities in other revenue in our Consolidated Statements of Operations when the Representative obtains control of the associated products, which occurs upon delivery of the products to the Representative. The cost of these activities is recognized in selling, general and administrative expenses in our Consolidated Statements of Operations.
Other revenue
We also recognize revenue from the sale of products to New Avon LLC ("New Avon"), as part of a manufacturing and supply agreement, since the separation of the Company's North America business into New Avon on March 1, 2016, and royalties from the licensing of our name and products, in other revenue in our Consolidated Statements of Operations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time, when control of a product is transferred to a customer:

	Three months ended March 31, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$169.2	$141.8	$46.7	$31.4	$389.1	$4.7	$393.8
Fragrance	163.2	118.6	53.6	18.6	354.0	2.2	356.2
Color	120.8	80.9	20.9	13.1	235.7	3.3	239.0
Total Beauty	453.2	341.3	121.2	63.1	978.8	10.2	989.0
Fashion & Home:
Fashion	79.8	46.5	22.6	39.7	188.6	1.9	190.5
Home	9.3	71.9	41.2	7.0	129.4	.7	130.1
Total Fashion & Home	89.1	118.4	63.8	46.7	318.0	2.6	320.6
Net sales	542.3	459.7	185.0	109.8	1,296.8	12.8	1,309.6
Representative fees	25.9	36.4	10.6	1.6	74.5	1.4	75.9
Other	.2	1.0	—	—	1.2	6.8	8.0
Other revenue	26.1	37.4	10.6	1.6	75.7	8.2	83.9
Total revenue	$568.4	$497.1	$195.6	$111.4	$1,372.5	$21.0	$1,393.5
Contract balances
The timing of revenue recognition generally is different from the timing of a promise made to a Representative. As a result, we have contract liabilities, which primarily relate to the advance consideration received from Representatives prior to transfer of the related good or service for material rights, such as loyalty points and status programs, and are primarily classified within other accrued liabilities (with the long-term portion in other liabilities) in our Consolidated Balance Sheets.
Generally we record accounts receivable when we invoice a Representative. In addition, we record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality and changing trends. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any ultimate consumer of our products beyond the Representative. We have no legal recourse against the ultimate consumer for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
The following table provides information about receivables and contract liabilities from contracts with customers at March 31, 2018:

March 31, 2018
Accounts receivable, net of allowances of $127.9	$429.0
Contract liabilities	75.5
At January 1, 2018 and March 31, 2018 we had a contract liability of $91.8 and $75.5, respectively, relating to certain material rights (loyalty points, status program and prospective discounts). During the three months ended March 31, 2018, we recognized $66.0 of revenue related to the contract liability balance at January 1, 2018, as the result of performance obligations satisfied. In addition, we deferred an additional $47.9 related to certain material rights granted during the quarter, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter; therefore, the contract liability at March 31, 2018 will primarily be recognized in the remainder of 2018.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Contract costs
Incremental costs to obtain contracts, such as bonuses or commissions, are recognized as an asset if the entity expects to recover them. However, ASC 340-40, Other Assets and Deferred Costs, offers a practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. We elected the practical expedient and expense costs to obtain contracts when incurred because our amortization period is one year or less.
Costs to fulfill contracts with Representatives are comprised of shipping and handling (including order processing) and payment processing services, which are expensed as incurred. The fees for these services are included in the transaction price.
Changes in accounting policies
Except for the changes below, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements.
We adopted ASC 606 with a date of the initial application of January 1, 2018, as a cumulative-effect adjustment to retained earnings. Therefore, the comparative information for prior periods has not been adjusted and continues to be reported under ASC 605, Revenue Recognition. We applied this guidance to all outstanding contracts at January 1, 2018.
We recorded a cumulative-effect adjustment upon adoption of the new revenue recognition standard as of January 1, 2018 comprised of the following:

•	a reduction to retained earnings of $52.7 before taxes ($41.1 after tax), with a corresponding impact to deferred income taxes of $11.6;

•	a reduction to prepaid expenses and other of $54.9;

•	an increase to inventories of $39.3; and

•
an increase to other accrued liabilities of $37.1 due to the net impact of the establishment of a contract liability of $91.8 for deferred revenue where our performance obligations are not yet satisfied, which is partially offset by a reduction in the sales incentive accrual of $54.7.

This cumulative-effect adjustment impacting our Consolidated Balance Sheets is primarily driven by sales incentives and brochures. The other changes resulting from the new revenue recognition standard were not material.
The details of the significant changes to our accounting policy for revenue recognition and the quantitative impact of the changes on our Consolidated Financial Statements are set out below.
Performance obligations - Avon products
We recognize revenue for Avon products in net sales in our Consolidated Statements of Operations when the Representative obtains control of the products, which occurs upon delivery of the product to the Representative. Transaction price is the amount we expect to receive in exchange for those products adjusted for variable consideration, such as sales returns and past due fees, and the estimated SSP of other performance obligations, such as sales incentives. Revenue allocated to the material right (performance obligation) for sales incentives is deferred on the balance sheet until the associated performance obligations are satisfied.
Under our historical accounting, we recognized revenue for Avon products in net sales in our Consolidated Statements of Operations upon delivery of the product to the Representative. Revenue was adjusted for expected sales returns.
Performance obligations/ material rights - sales incentives
Certain benefits within status programs, loyalty points, prospective discounts and certain other sales incentives constitute a material right and, therefore, a distinct performance obligation in the contract with the Representative. Transaction price is allocated to the material right based on estimated SSP and is deferred on the balance sheet until the associated performance obligations are satisfied. The cost of sales incentives is presented in inventories in our Consolidated Balance Sheets. We recognize revenue allocated to the material right in net sales and the associated cost of sales incentives is recognized in cost of sales in our Consolidated Statements of Operations, at the point in time that the Representative receives the benefits of the material right or obtains control of the products, which occurs upon delivery to the Representative or upon expiration of the material right. For sales incentives that are delivered with the associated products order (such as gift with purchase), no deferral is required.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Under our historical accounting, the cost of sales incentives was generally presented in other accrued liabilities and prepaid expenses and other in our Consolidated Balance Sheets and recognized in selling, general and administrative expenses in our Consolidated Statements of Operations over the period that the sales incentive was earned.
Representative fees, primarily for the sale of brochures to Representatives and fulfillment activities related to the contract
This includes fees that we charge Representatives, primarily for the sale of brochures to Representatives and fulfillment activities, and also includes late payment fees.
Brochures - Brochures represent promotional materials that are given directly by the Representatives to their customers as a marketing activity. Under ASC 606, brochures that are sold by Avon to Representatives through purchase orders represent separate performance obligations in the contract as these are promises made between Avon and the Representative. Although the brochures are used similar to marketing incentives, the Representative generally orders and pays for the brochures, and Avon allocates consideration for purposes of revenue recognition. The revenue associated with brochures that are sold to Representatives is recognized in other revenue and the related cost is recognized in cost of sales in our Consolidated Statements of Operations. We recognize revenue when the Representative obtains control of the brochures, which occurs upon delivery to the Representative. When brochures are given away for free to Representatives as promotional items, the cost is recognized in selling, general and administrative expenses in our Consolidated Statements of Operations.
Under our historical accounting, all brochure costs were initially deferred to prepaid expenses and other in our Consolidated Balance Sheets and were charged to selling, general, and administrative expenses in our Consolidated Statements of Operations over the campaign length. In addition, fees charged to Representatives for brochures were initially deferred and presented as a reduction of prepaid expenses and other in our Consolidated Balance Sheets, and were recorded as a reduction of selling, general, and administrative expenses in our Consolidated Statements of Operations over the campaign length.
Fulfillment activities and late payment fees - We often charge the Representative for shipping and handling (including order processing) and payment processing activities on the invoice, and such activities are considered to be fulfillment costs. The consideration received represents part of the transaction price in the contract that is allocated to the performance obligations in the contract. We recognize revenue for fulfillment activities in other revenue in our Consolidated Statements of Operations when the Representative obtains control of the associated products, which occurs upon delivery of the products to the Representative. The cost of these activities is recognized in selling, general and administrative expenses in our Consolidated Statements of Operations. Late payment fees are recorded in other revenue in our Consolidated Statements of Operations when collected.
Under our historical accounting, revenue for shipping and handling (including order processing) activities was recorded in other revenue in our Consolidated Statements of Operations. However, the revenue for payment processing activities and late payment fees were recognized as a reduction of selling, general, and administrative expenses in our Consolidated Statements of Operations. The cost of these activities was recognized in selling, general and administrative expenses in our Consolidated Statements of Operations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Impacts on consolidated financial statements
The following tables summarize the impacts of adopting ASC 606 on the Company's consolidated financial statements for the three months ended March 31, 2018:

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Operations	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Revenue
Net sales	$1,309.6	$(25.4)	(1)	$1,284.2
Other revenue	83.9	(54.9)	(2)	29.0
Total revenue	1,393.5	(80.3)		1,313.2

Costs and expenses
Cost of sales	579.7	(73.0)	(3)	506.7
Selling, general and administrative expenses	768.9	11.8	(4)	780.7
Operating profit	44.9	(19.1)		25.8
Income (loss) before income taxes	10.4	(19.1)		(8.7)
Income taxes	(31.5)	3.8		(27.7)
Net loss	(21.1)	(15.3)		(36.4)
Net loss attributable to Avon	(20.3)	(15.3)		(35.6)
(1) Primarily relates to net impact of the timing of recognition of sales incentives.
(2) Relates to Representative fees (primarily brochure fees, late payment fees and certain other fees), which were reclassified from SG&A. Brochure fees were also impacted by the timing of recognition.
(3) Primarily relates to the cost of sales incentives and the cost of brochures paid for by Representatives, both of which were reclassified from SG&A and were also impacted by the timing of recognition.
(4) Relates to the cost of sales incentives, which were reclassified to cost of sales and were also impacted by the timing of recognition. This was partially offset by Representative fees, which were reclassified to other revenue.

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Other Comprehensive Income	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net loss	$(21.1)	$(15.3)	$(36.4)
Foreign currency translation adjustments	32.7	.7	33.4
Total other comprehensive income, net of income taxes	35.6	.7	36.3
Comprehensive income (loss)	14.5	(14.6)	(.1)
Comprehensive income attributable to Avon	15.1	(14.6)	.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Balance Sheets	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Assets
Accounts receivable, net	$429.0	$(6.3)	(1)	$422.7
Inventories	697.0	(41.2)	(2)	655.8
Prepaid expenses and other	251.0	50.6	(2)	301.6
Total current assets	2,149.5	3.1		2,152.6
Other assets	687.3	(11.6)	(3)	675.7
Total assets	3,640.4	(8.5)		3,631.9

Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Other accrued liabilities	401.1	(29.6)	(4)	371.5
Income taxes	8.2	(3.8)		4.4
Total current liabilities	1,750.8	(33.4)		1,717.4
Other liabilities	80.2	(1.6)		78.6
Total liabilities	3,913.2	(35.0)		3,878.2
Retained earnings	2,252.5	25.8	(5)	2,278.3
Accumulated other comprehensive loss	(891.0)	.7		(890.3)
Total Avon shareholders’ deficit	(756.3)	26.5		(729.8)
Total shareholders’ deficit	(746.6)	26.5		(720.1)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	3,640.4	(8.5)		3,631.9
(1) Relates to sales returns, which were reclassified from a reduction of accounts receivable to a refund liability (within other accrued liabilities) and a returns asset (within prepaid expenses and other).
(2) Primarily relates to sales incentives and brochures, both of which were reclassified from prepaid expenses and other to inventories, and were also impacted by the timing of recognition. In addition, prepaid expenses and other was impacted by the timing of recognition of brochures, as well as the reclassification of sales returns (described above).
(3) Relates to deferred tax assets associated with the cumulative-effect adjustment.
(4) Primarily relates to the contract liability for sales incentives, which is partially offset by the lower accrual for sales incentives. In addition, other accrued liabilities was impacted by the reclassification of sales returns (described above).
(5) Relates to the $41.1 cumulative-effect adjustment upon adoption of ASC 606, partially offset by the $15.3 net loss adjustment.

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Cash Flows	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net loss	$(21.1)	$(15.3)	$(36.4)
Changes in assets and liabilities:
Accounts receivable	(4.4)	(2.3)	(6.7)
Inventories	(58.4)	1.9	(56.5)
Prepaid expenses and other	.1	1.1	1.2
Accounts payable and accrued liabilities	(106.3)	18.9	(87.4)
Income and other taxes	(.9)	(3.8)	(4.7)
Noncurrent assets and liabilities	.6	(.5)	.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Other Accounting Standards Implemented
ASU 2017-07, Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. This new guidance requires entities to (1) disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current employee compensation costs in the Consolidated Statements of Operations and (2) present the other components of net periodic benefit costs below operating profit in other expense, net. We adopted this new accounting guidance effective January 1, 2018. The new accounting guidance was applied retrospectively and increased our operating profit for the three months ended March 31, 2017 by $1.1, but had no impact on net loss.
Accounting Standards to be Implemented
ASU 2016-02, Leases
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

	Three Months Ended March 31,
(Shares in millions)	2018	2017
Numerator attributable to Avon:
Net loss attributable to Avon	$(20.3)	$(36.5)
Less: Loss allocated to participating securities	(.2)	(.5)
Less: Earnings allocated to convertible preferred stock	5.9	5.7
Loss allocated to common shareholders	(26.0)	(41.7)
Denominator:
Basic EPS weighted-average shares outstanding	440.9	438.6
Diluted effect of assumed conversion of stock options	—	—
Diluted effect of assumed conversion of preferred stock	—	—
Diluted EPS adjusted weighted-average shares outstanding	440.9	438.6
Loss per Common Share attributable to Avon:
Basic	$(.06)	$(.10)
Diluted	(.06)	(.10)
Amounts in the table above may not necessarily sum due to rounding.
During the three months ended March 31, 2018 and 2017, we did not include stock options to purchase 15.3 million shares and 13.1 million shares of Avon common stock, respectively, in the calculation of diluted EPS as we had a net loss and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation.
During the three months ended March 31, 2018 and 2017, respectively, it is more dilutive to assume the series C convertible preferred stock is not converted into common stock; therefore, the weighted-average shares outstanding were not adjusted by the as-if converted series C convertible preferred stock because the effect would be anti-dilutive. The inclusion of the series C

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

convertible preferred stock would decrease the net loss per share for the three months ended March 31, 2018 and 2017. If the as-if converted series C convertible preferred stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three months ended March 31, 2018 and 2017. See Note 4, Related Party Transactions.
We purchased approximately .9 million shares of Avon common stock for $2.7 during the first three months of 2018, as compared to approximately 1.4 million shares of Avon common stock for $6.2 during the first three months of 2017, through acquisition of stock from employees in connection with tax payments upon the vesting of restricted stock units and performance restricted stock units.
3. INVESTMENT IN NEW AVON
In connection with the separation of the Company's North America business, which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus Capital Management L.P. ("Cerberus"). The Company has accounted for its ownership interest in New Avon using the equity method of accounting, which resulted in the Company recognizing its proportionate share of New Avon's income or loss and other comprehensive income or loss. Our recorded investment balance in New Avon at March 31, 2018 and December 31, 2017 was zero.
During the third quarter of 2017, the Company received a cash distribution of $22.0 from New Avon, which reduced our recorded investment balance in New Avon. During the third quarter of 2017, we recorded only $1.7 of the Company's proportionate share of the losses in New Avon, as this reduced our recorded investment balance in New Avon to zero. As a result, we have not recorded our proportionate share of New Avon's loss since the third quarter of 2017. If New Avon experiences future losses while our recorded investment balance is zero, we would not record our proportionate share of such loss. The Company's proportionate share of the losses of New Avon was $4.0 during the three months ended March 31, 2017, which was recorded within other expense, net. In addition, the Company's proportionate share of the post-separation other comprehensive income of New Avon was an immaterial amount during the three months ended March 31, 2017, and was recorded within other comprehensive income (loss).
The Company also recorded an additional loss of $.5 within other expense, net and a benefit of $1.1 within other comprehensive income (loss), during the three months ended March 31, 2017, primarily associated with purchase accounting adjustments reported by New Avon.
Summarized financial information related to New Avon is shown below:

	Three Months Ended March 31,
	2018	2017
Total revenue	$157.8	$176.8
Gross profit	91.4	110.2
Net loss	(24.7)	(20.3)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

4. RELATED PARTY TRANSACTIONS
The following tables present the related party transactions with New Avon and affiliates of Cerberus. There are no other related party transactions. New Avon is majority-owned and managed by Cerberus NA. See Note 3, Investment in New Avon for further details.

	Three Months Ended March 31,
	2018	2017
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$5.9	$8.0
Gross profit from sale of product to New Avon(1)	$.4	$.6

Cost of sales for purchases from New Avon(2)	$.5	$.8

Selling, general and administrative expenses:
Transition services, intellectual property, technical support and innovation and subleases(3)	$(3.2)	$(7.9)
Project management team(4)	.5	.8
Net reduction of selling, general and administrative expenses	$(2.7)	$(7.1)

	March 31, 2018	December 31, 2017
Balance Sheet Data
Inventories(5)	$.2	$.4
Receivables due from New Avon(6)	$5.3	$9.8
Payables due to New Avon(7)	$.4	$.2
Payables due to an affiliate of Cerberus(8)	$.5	$.4
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. The Company recorded revenue of $5.9 and $8.0, within other revenue in our Consolidated Statement of Operations, and gross profit of $.4 and $.6 associated with this agreement during the three months ended March 31, 2018 and 2017, respectively.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement noted above. The Company purchased $.6 and $1.0 from New Avon associated with this agreement during the three months ended March 31, 2018 and 2017, respectively, and recorded $.5 and $.8 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the three months ended March 31, 2018 and 2017, respectively.
(3) The Company also entered into a transition services agreement to provide certain services to New Avon, as well as an intellectual property ("IP") license agreement, an agreement for technical support and innovation and subleases for office space. In addition, New Avon performed certain services for the Company under a similar transition services agreement which expired during the third quarter of 2017. The Company recorded a net $3.2 and $7.9 reduction of selling, general and administrative expenses associated with these agreements during the three months ended March 31, 2018 and 2017, respectively, which generally represents a recovery of the related costs.
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016. The Company recorded $.5 and $.8 in selling, general and administrative expenses associated with these agreements during the three months ended March 31, 2018 and 2017, respectively. See Note 11, Restructuring Initiatives for additional information related to the Transformation Plan.
(5) Inventories relate to purchases from New Avon, associated with the manufacturing and supply agreement, which have not yet been sold, and were classified within inventories in our Consolidated Balance Sheets.
(6) The receivables due from New Avon relate to the agreements for transition services, the IP license, technical support and innovation and subleases for office space, as well as the manufacturing and supply agreement, and were classified within prepaid expenses and other in our Consolidated Balance Sheets.
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
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of March 31, 2018, the Company has a liability of $1.4 for the estimated value of such standby letters of credit.
Series C Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $47.5 as of March 31, 2018. There were no dividends declared in the three months ended March 31, 2018 and 2017.
5. INVENTORIES

Components of Inventories	March 31, 2018	December 31, 2017
Raw materials	$198.8	$190.6
Finished goods	498.2	407.6
Total	$697.0	$598.2
6. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$.9	$1.4	$1.2	$1.2	$.1	$—
Interest cost	.6	.7	4.2	4.4	.3	.4
Expected return on plan assets	(.8)	(.8)	(8.4)	(6.7)	—	—
Amortization of prior service credit	—	—	—	—	(.1)	(.1)
Amortization of net actuarial losses	1.3	1.2	1.8	1.8	—	—
Net periodic benefit costs(1)	$2.0	$2.5	$(1.2)	$.7	$.3	$.3
(1) Service cost is presented in selling, general and administrative expenses in our Consolidated Statements of Operations. The components of net periodic benefit costs other than service cost are presented in other expense, net in our Consolidated Statements of Operations.
During the three months ended March 31, 2018, we made less than $1 and approximately $4 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2018, we anticipate contributing approximately $10 to $15 and approximately $16 to $21 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
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
Following our voluntary reporting of the internal investigation to both the U.S. Department of Justice (the "DOJ") and the U.S. Securities and Exchange Commission (the "SEC") and our subsequent cooperation with those agencies, the United States District Court for the Southern District of New York (the "USDC") approved in December 2014 a deferred prosecution agreement (“DPA”) entered into between the Company and the DOJ related to charges of violations of the books and records and internal controls provisions of the FCPA. In addition, Avon Products (China) Co. Ltd., a subsidiary of the Company operating in China, pleaded guilty to conspiring to violate the books and records provision of the FCPA. The USDC also

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

entered a judgment in January 2015 approving our consent agreement with the SEC (the "Consent") to settle the SEC’s complaint charging violations of the books and records and internal control provisions of the FCPA.
As part of these resolutions, the Company agreed, among other things, to pay fines, disgorgement and prejudgment interest in an aggregate amount of $135 and to have a compliance monitor (the "monitor"). At this time, the monitor has been replaced by the Company, which has undertaken self-reporting obligations for the remainder of the monitoring period. The DPA has expired, and the charges against the Company were dismissed with prejudice on February 5, 2018. The Company will continue self-reporting to the SEC until the monitoring period expires, which is scheduled under the Consent to occur in July 2018.
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $349, including penalties and accrued interest. On April 18, 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $74 (including associated penalty and interest), subject to Federal Revenue appeal. The remaining $275 of the assessment was upheld at the second administrative level. We plan to appeal this decision in the third administrative level.
On October 3, 2017, Avon Brazil received a new tax assessment notice regarding IPI for 2014. The 2017 IPI assessment totals approximately $266, including penalties and accrued interest. In line with the other assessments received in the past, the Brazilian tax authorities assert that the structure adopted in 2005 has no valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. Avon will vigorously contest this assessment, and presented the first defense on November 1, 2017. On April 2, 2018, Avon was notified of an unfavorable decision at the first administrative level. On April 27, 2018, we filed an appeal in the second administrative level.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary for us to provide security to pursue further appeals in the judicial levels, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). However, other similar IPI assessments involving different periods (1998-2001) have been cancelled and officially closed in our favor by the second administrative level and in July 2017 we received the official cancellation of the 2002 assessment pursuant to the favorable decision discussed above. We believe that the 2012 and the 2017 IPI assessments are unfounded, however, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. At March 31, 2018, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil is no longer required to remit the taxes associated with IPI into a judicial deposit. While an increasing number of recent preliminary decisions have been in favor of the taxpayer, as of

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

March 31, 2018, we have concluded that it is appropriate to continue to recognize the associated IPI taxes as a liability. At March 31, 2018, the liability to the taxing authorities for this IPI tax increase was approximately $206 and was classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheets, and the judicial deposit was approximately $75 and was classified within other assets in our Consolidated Balance Sheets. The net liability that does not have a corresponding judicial deposit was approximately $131 at March 31, 2018, and the interest associated with this net liability has been and will continue to be recognized in other expense, net. Our cash flow from operations has benefited as compared to our earnings as we have recognized the expense and associated interest related to this IPI tax in our Consolidated Statements of Operations; however, since May 2016, we have not made a corresponding cash payment into a judicial deposit based on the preliminary injunction that is still in force.
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
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of codefendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. We believe that the claims against us are without merit. We are defending vigorously against these claims and will continue to do so. To date, there have been no findings of liability against the Company in any of these cases but we are unable to predict the ultimate outcome of each case. Additional similar cases arising out of the use of the Company's talc products are reasonably anticipated. At this time, we are unable to estimate our reasonably possible losses, if any. Also, in light of the inherent litigation uncertainties, potential costs to litigate these cases are not known, but they may be significant, though some costs will be covered by insurance.
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at March 31, 2018 is approximately $16 and, accordingly, we have recognized a liability for this amount.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2018, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2017	$(829.6)	$(4.3)	$(95.7)	$3.4	$(926.2)
Other comprehensive income other than reclassifications	32.3	—	—	—	32.3
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.2(1)	—	—	2.9	—	2.9
Total reclassifications into earnings	—	—	2.9	—	2.9
Balance at March 31, 2018	$(797.3)	$(4.3)	$(92.8)	$3.4	$(891.0)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Three Months Ended March 31, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2016	$(910.9)	$(4.3)	$(120.2)	$2.2	$(1,033.2)
Other comprehensive income other than reclassifications	61.9	—	—	1.1	63.0
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(1)	—	—	3.1	—	3.1
Total reclassifications into earnings	—	—	3.1	—	3.1
Balance at March 31, 2017	$(849.0)	$(4.3)	$(117.1)	$3.3	$(967.1)
(1) Gross amount reclassified to pension and postretirement expense, within other expense, net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.
Foreign exchange net gains of $5.9 and $3.4 for the three months ended March 31, 2018 and 2017, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income.
9. SEGMENT INFORMATION
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, costs to implement ("CTI") restructuring initiatives (see Note 11, Restructuring Initiatives), certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
Total Revenue	2018	2017
Europe, Middle East & Africa	$568.4	$507.5
South Latin America	497.1	499.2
North Latin America	195.6	193.2
Asia Pacific	111.4	113.4
Total revenue from reportable segments	1,372.5	1,313.3
Other operating segments and business activities	21.0	19.8
Total revenue	$1,393.5	$1,333.1

	Three Months Ended March 31,
Operating Profit	2018	2017
Segment Profit
Europe, Middle East & Africa	$74.4	$73.5
South Latin America	27.2	13.7
North Latin America	20.8	21.4
Asia Pacific	10.4	13.3
Total profit from reportable segments	$132.8	$121.9
Other operating segments and business activities	2.2	.9
Unallocated global expenses	(79.2)	(83.0)
CTI restructuring initiatives	(10.9)	(10.0)
Operating profit	$44.9	$29.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Other operating segments and business activities include markets that have been exited. Effective in the first quarter of 2018, given that we are exiting Australia and New Zealand during 2018, the results of Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment. Other operating segments and business activities also include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2018 and December 31, 2017, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2018	December 31, 2017
Prepaid taxes and tax refunds receivable	$123.6	$111.6
Receivables other than trade	60.7	67.2
Prepaid brochure costs, paper and other literature(1)	15.7	64.8
Other	51.0	52.8
Prepaid expenses and other	$251.0	$296.4
(1) The decrease in prepaid brochure costs, paper and other literature is primarily due to the adoption of ASC 606. Effective January 1, 2018, the costs associated with brochures that will be purchased by the Representative are presented within inventories in our Consolidated Balance Sheets, while the costs associated with brochures that will be given away for free as promotional items are reflected within prepaid expenses and other in our Consolidated Balance Sheets. Previously, the net of the costs and fees charged to Representatives for all brochures were presented within prepaid expenses and other in our Consolidated Balance Sheets. See Note 1, Accounting Policies for further details.
At March 31, 2018 and December 31, 2017, other assets included the following:

Components of Other Assets	March 31, 2018	December 31, 2017
Deferred tax assets	$217.1	$203.8
Net overfunded pension plans	91.7	82.0
Capitalized software	85.8	85.2
Judicial deposits other than Brazil IPI tax (see below)	83.3	82.2
Judicial deposit for Brazil IPI tax on cosmetics (Note 7)	74.6	73.8
Long-term receivables	74.5	75.6
Trust assets associated with supplemental benefit plans	37.0	37.1
Tooling (plates and molds associated with our beauty products)	11.5	12.5
Other	11.8	14.0
Other assets	$687.3	$666.2
11. RESTRUCTURING INITIATIVES
Transformation Plan
In January 2016, we initiated a Transformation Plan, which included cost reduction efforts to continue to improve our cost structure and to enable us to reinvest in growth. Under this plan, we had targeted pre-tax annualized cost savings of approximately $350 after three years, with an estimated $200 from supply chain reductions and an estimated $150 from other cost reductions, which were expected to be achieved through restructuring actions, as well as other cost-savings strategies that would not result in restructuring charges. We have reinvested and continue to plan to reinvest a portion of these cost savings in growth initiatives, including media, social selling and information technology systems that will help us modernize our business. We had initiated the Transformation Plan in an attempt to enable us to achieve our long-term goals of mid-single-digit constant-dollar revenue growth and low double-digit operating margin. As part of the Transformation Plan, we identified certain actions, that we believe will reduce ongoing costs, primarily consisting of global headcount reductions relating to operating model changes, as well as the closure of Australia, New Zealand and Thailand, which were smaller, under-performing markets. The operating model changes include the streamlining of our corporate functions to align with the current and future needs of the business and an information technology infrastructure outsourcing initiative.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $177.8 before taxes, of which $10.9 was recorded during the three months ended March 31, 2018, in our Consolidated Statements of Operations. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2018. At this time we are unable to quantify the total costs to implement the restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented as we have not yet identified all actions to be taken.
Costs to Implement Restructuring Initiatives - Three Months Ended March 31, 2018
During the three months ended March 31, 2018, we recorded costs to implement of $10.9 related to the Transformation Plan, in our Consolidated Statements of Operations. The costs consisted of the following:

•	net charges of $8.3 for employee-related costs, including severance benefits;

•	implementation costs of $1.1, primarily related to professional service fees;

•	accelerated depreciation of $.7;

•	inventory write-offs of $.6; and

•	contract termination and other net charges of $.2.
Of the total costs to implement during the three months ended March 31, 2018, $10.3 was recorded in selling, general and administrative expenses and $.6 was recorded in cost of sales in our Consolidated Statement of Operations.
Costs to Implement Restructuring Initiatives - Three Months Ended March 31, 2017
During the three months ended March 31, 2017, we recorded costs to implement of $10.0 related to the Transformation Plan, in the Consolidated Statement of Operations. The costs consisted of the following:

•	net charges of $7.6, for employee-related costs, including severance benefits;

•	contract termination and other net charges of $1.4;

•	implementation costs of $.5 primarily related to professional service fees; and

•	accelerated depreciation of $.5.
Of the total costs to implement during the three months ended March 31, 2017, $10.1 was recorded in selling, general and administrative expenses and a benefit of $.1 was recorded in cost of sales in our Consolidated Statement of Operations.
The tables below include restructuring costs such as employee-related costs, inventory write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.
The liability balance for the Transformation Plan as of March 31, 2018 is as follows:

	Employee-Related Costs	Inventory Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2017	$41.2	$—	$8.0	$49.2
2018 charges	11.9	.6	.2	12.7
Adjustments	(3.6)	—	—	(3.6)
Cash payments	(3.4)	—	(2.6)	(6.0)
Non-cash write-offs	—	(.6)	—	(.6)
Foreign exchange	(.1)	—	—	(.1)
Balance at March 31, 2018	$46.0	$—	$5.6	$51.6
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2018.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to-date	$119.2	$1.6	$2.7	$36.2	$159.7
Estimated charges to be incurred on approved initiatives	6.6	—	1.2	7.3	15.1
Total expected charges on approved initiatives	$125.8	$1.6	$3.9	$43.5	$174.8
The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	9.1	16.8	74.4
2017	.9	5.6	(.6)	(.5)	49.4	54.8
First quarter 2018	3.2	5.3	.6	—	—	9.1
Charges incurred to-date	35.0	24.1	4.4	8.6	87.6	159.7
Estimated charges to be incurred on approved initiatives	.5	—	—	—	14.6	15.1
Total expected charges on approved initiatives	$35.5	$24.1	$4.4	$8.6	$102.2	$174.8
The charges above are not included in segment profit, as this excludes costs to implement restructuring initiatives. We expect our total costs to implement restructuring on approved initiatives to be an estimated $200 to $210 before taxes under the Transformation Plan. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the consolidated financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met.
Other Restructuring Initiatives
During the three months ended March 31, 2018 and 2017, we recorded immaterial costs to implement in selling, general and administrative expenses, in our Consolidated Statements of Operations, associated with other restructuring initiatives.
12. GOODWILL

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Net balance at December 31, 2017	$20.4	$72.7	$2.6	$95.7
Changes during the period ended March 31, 2018:
Foreign exchange	.3	4.9	—	5.2
Net balance at March 31, 2018	$20.7	$77.6	$2.6	$100.9
13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The assets and liabilities measured at fair value on a recurring basis were immaterial at March 31, 2018 and December 31, 2017.
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2018 and December 31, 2017, respectively, consisted of the following:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$3.8	$3.8	$3.7	$3.7
Debt maturing within one year(1)	(270.8)	(270.5)	(25.7)	(25.7)
Long-term debt(1)	(1,629.6)	(1,586.8)	(1,872.2)	(1,718.6)
Foreign exchange forward contracts	.1	.1	—	—
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The derivative instruments outstanding were immaterial at March 31, 2018 and December 31, 2017.
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of March 31, 2018, we do not have any interest-rate swap agreements. Approximately 14% and 1% of our debt portfolio at March 31, 2018 and December 31, 2017, respectively, was exposed to floating interest rates.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction of interest expense over the remaining term of the underlying debt obligations through March 2019. The net impact of the gain amortization was $1.3 and $1.2 for three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the unamortized deferred gain associated with the March 2012 interest-rate swap termination was $4.7, and was classified within long-term debt in our Consolidated Balance Sheets.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2018, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $83 for various currencies.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three months ended March 31, 2018 and 2017, we recorded gains of $.9 and $.5, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during three months ended March 31, 2018 and 2017, we recorded losses of $1.3 and $1.2, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
15. DEBT
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. In December 2017, AIO entered into an amendment to the 2015 facility, which, among other things, modified the financial covenants (interest coverage and total leverage ratios) to provide the Company additional flexibility. As of March 31, 2018, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of March 31, 2018, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO, which, as of March 31, 2018, was approximately $36. As of March 31, 2018, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $364, could have been drawn down without violating any covenant.
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
16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of March 31, 2018, our annual effective tax rate, excluding discrete items, is 26.5% for 2018, as compared to 26.8% for 2017. The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2018 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. Withholding taxes are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended March 31, 2018 and 2017 was $31.5 and $29.8, respectively. Our effective tax rates for the three months ended March 31, 2018 and 2017 were 302.9% and (444.8%), respectively. The effective tax rates in 2018 and 2017 were impacted by CTI restructuring charges, country mix of earnings and withholding taxes that are relatively consistent. The effective tax rate in 2018 was also negatively impacted by one-time tax reserves of $9.2 associated with our uncertain tax positions.
In its initial analysis of the impacts of the Tax Cuts and Job Act (the “Act”) at year end 2017, the Company made provisional estimates that may be adjusted in future periods as required. As part of the 2017 provisional estimate, we provided for the Global Intangible Low-Taxed Income tax ("GILTI"), a US tax on certain foreign earnings, as a period cost. While still provisional, the first-quarter 2018 provision for income taxes has been calculated treating GILTI as a period cost. The Act has significant complexity. Expected implementation guidance from the Internal Revenue Service, clarifications of state tax law and the information analyzed during the completion of the Company’s 2017 tax return filings could impact these provisional estimates.

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
During the three months ended March 31, 2018, revenue increased 5% compared to the prior-year period, benefiting partially from foreign exchange. Constant $ revenue increased 2%. Revenue and Constant $ revenue included a benefit of approximately 6% due to the impact of adopting the new revenue recognition standard. The 6% benefit was driven primarily by (i) the reclassification of fees paid by Representatives for brochures, late payments and payment processing from selling, general and administrative expenses ("SG&A") to revenue, and (ii) the timing of revenue recognition for sales incentives, as revenue recognized during the period for prior quarter sales incentives exceeded revenue deferred during the period for sales incentives not yet satisfied. Constant $ revenue declines in Brazil, the United Kingdom and Mexico were partially offset by growth in Argentina and Turkey. Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 4%, which was primarily driven by a decline in Brazil, and to a lesser extent, a decline in Mexico. Units sold decreased 3%, driven by declines in Brazil and Mexico.
Ending Representatives decreased by 1%. The decrease in Ending Representatives at March 31, 2018 as compared to the prior-year period was most significantly due to a decline in Brazil, and to a lesser extent, a decline in North Latin America, partially offset by an increase in Europe, Middle East & Africa.
The impact of the new revenue recognition standard was primarily driven by the following accounting changes effective as of January 1, 2018:

•
Certain of our sales incentives and prospective discounts are now considered to be a separate deliverable, thus initially revenue is deferred generally until delivery of the incentive prize to the Representative or future discounts are realized, and at that time the associated cost is recognized in cost of sales. Historically, the cost of sales incentives was recognized in SG&A over the period that the sales incentive was earned; and

•
Fees paid by Representatives to the Company for brochures, late payments and payment processing are now reflected as revenue, rather than reflected as a reduction of SG&A. The associated cost for brochures that are sold is now recognized in cost of sales rather than in SG&A. Further, the fees and costs associated with brochures are now recognized upon delivery to the Representatives, rather than recognized over the campaign length.

See Note 1, Accounting Policies, to the Consolidated Financial Statements included herein for additional information on the new revenue recognition standard.
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
The Transformation Plan was designed to focus on cost savings and financial resilience in the first year, in order to support future investment in growth. In 2016, we estimate that we achieved cost savings of $120 before taxes when comparing to our

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

costs in 2015, and we significantly strengthened the balance sheet. In 2017, we estimate that we achieved cost savings of $255 before taxes when comparing to our costs in 2015. These savings include both run-rate savings from 2016, along with in-year savings from current year initiatives. These savings have mostly been offset by the impact of inflation.
In addition, during the first quarter of 2018, we estimate that we achieved cost savings of $15 before taxes, and we expect to achieve our cost savings target of $65 before taxes for 2018. These savings include both run-rate savings from 2017, along with in-year savings from current year initiatives.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $178 before taxes associated with the Transformation Plan to-date. In connection with the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized cost savings of an estimated $120 to $130 before taxes, when comparing to our costs in 2015 before the Transformation Plan initiated. Also associated with the restructuring actions, during the first quarter of 2018, we realized cost savings of an estimated $25 before taxes, when comparing to our costs in 2015 before the Transformation Plan initiated. We are expected to achieve the majority of the annualized savings in 2018. In addition, we have realized savings from other cost-savings strategies that did not result in restructuring charges. For the market closures in Australia, New Zealand and Thailand, the expected annualized savings represented the operating loss no longer included within Avon's operating results as a result of no longer operating in the respective market. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. For additional details on restructuring initiatives, see Note 11, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017
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
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin, income (loss) before taxes, income taxes and effective tax rate on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. See "Reconciliation of Non-GAAP Financial Measures" within "Results of Operations - Consolidated" in this MD&A for this quantitative reconciliation.
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives; and 2) one-time tax reserves associated with our uncertain tax positions ("Special tax items").
The Special tax items includes the impact on the provision for income taxes in our Consolidated Statements of Operations during 2018 due to one-time tax reserves of approximately $9 associated with our uncertain tax positions.
See Note 11, Restructuring Initiatives and "Effective Tax Rate" in this MD&A for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2018	2017	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$1,393.5	$1,333.1	5%
Cost of sales	579.7	517.1	12%
Selling, general and administrative expenses	768.9	786.2	(2)%
Operating profit	44.9	29.8	51%
Interest expense	36.2	35.1	3%
Interest income	(4.2)	(4.7)	(11)%
Other expense, net	2.5	6.1	(59)%
Income (loss) before taxes	10.4	(6.7)	*
Net loss attributable to Avon	$(20.3)	$(36.5)	44%

Diluted loss per share attributable to Avon	$(.06)	$(.10)	40%

Advertising expenses(1)	$29.1	$30.1	(3)%

Reconciliation of Non-GAAP Financial Measures
Gross margin	58.4%	61.2%	(280)
CTI restructuring	—	—	—
Adjusted gross margin	58.4%	61.2%	(280)

Selling, general and administrative expenses as a % of total revenue	55.2%	59.0%	(380)
CTI restructuring	(.8)	(.8)	—
Adjusted selling, general and administrative expenses as a % of total revenue	54.4%	58.2%	(380)

Operating profit	$44.9	$29.8	51%
CTI restructuring	10.9	10.0
Adjusted operating profit	$55.8	$39.8	40%

Operating margin	3.2%	2.2%	100
CTI restructuring	.8	.8	—
Adjusted operating margin	4.0%	3.0%	100

Change in Constant $ Adjusted operating margin(2)			.7

Income (loss) before taxes	$10.4	$(6.7)	*
CTI restructuring	10.9	10.0
Adjusted income before taxes	$21.3	$3.3	*

Income taxes	$(31.5)	$(29.8)	6%
CTI restructuring	(2.1)	(1.0)
Special tax items	9.2	—
Adjusted income taxes	$(24.4)	$(30.8)	(21)%

Effective tax rate	302.9%	(444.8)%
Adjusted effective tax rate	114.6%	933.3%

Performance Metrics
Change in Active Representatives			(4)%
Change in units sold			(3)%
Change in Ending Representatives			(1)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are recorded in selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended March 31, 2018
Revenue
During the three months ended March 31, 2018, revenue increased 5% compared to the prior-year period, benefiting partially from foreign exchange. Constant $ revenue increased 2%. Revenue and Constant $ revenue included a benefit of approximately 6% due to the impact of adopting the new revenue recognition standard. The 6% benefit was driven primarily by (i) the reclassification of fees paid by Representatives for brochures, late payments and payment processing from SG&A, and (ii) the timing of revenue recognition for sales incentives, as revenue recognized during the period for prior quarter sales incentives exceeded revenue deferred during the period for sales incentives not yet satisfied. Constant $ revenue declines in Brazil, the United Kingdom and Mexico were partially offset by growth in Argentina and Turkey. Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 4%, which was primarily driven by a decline in Brazil, and to a lesser extent, a decline in Mexico. Units sold decreased 3%, driven by declines in Brazil and Mexico.
Ending Representatives decreased by 1%. The decrease in Ending Representatives at March 31, 2018 as compared to the prior-year period was most significantly due to a decline in Brazil, and to a lesser extent, a decline in North Latin America, partially offset by an increase in Europe, Middle East & Africa.
The impact of the new revenue recognition standard was primarily driven by the following accounting changes effective as of January 1, 2018:

•
Certain of our sales incentives and prospective discounts are now considered to be a separate deliverable, thus initially revenue is deferred generally until delivery of the incentive prize to the Representative or future discounts are realized, and at that time the associated cost is recognized in cost of sales. Historically, the cost of sales incentives was recognized in SG&A over the period that the sales incentive was earned; and

•
Fees paid by Representatives to the Company for brochures, late payments and payment processing are now reflected as revenue, rather than reflected as a reduction of SG&A. The associated cost for brochures that are sold is now recognized in cost of sales rather than in SG&A. Further, the fees and costs associated with brochures are now recognized upon delivery to the Representatives, rather than recognized over the campaign length.

See Note 1, Accounting Policies, to the Consolidated Financial Statements included herein for additional information on the new revenue recognition standard.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Three Months Ended March 31,		% Change
	2018	2017	US$	Constant $
Beauty:
Skincare	$389.1	$381.7	2%	(1)%
Fragrance	354.0	342.0	4	1
Color	235.7	239.2	(1)	(5)
Total Beauty	978.8	962.9	2	(1)
Fashion & Home:
Fashion	188.6	191.9	(2)	(5)
Home	129.4	133.1	(3)	(3)
Total Fashion & Home	318.0	325.0	(2)	(4)
Net sales from reportable segments	$1,296.8	$1,287.9	1	(2)
Net sales from Other operating segments and business activities	12.8	10.2	25	20
Net sales	$1,309.6	$1,298.1	1	(2)
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 100 basis points, compared to the same period of 2017, including a benefit of 120 basis points due to the impact of adopting the new revenue recognition standard. The 120 basis point benefit was driven by the net positive contribution to operating margin of prior quarter sales incentives satisfied during the period and sales incentives deferred during the period, impacted by the mix of products. The changes in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

other cost reductions. These savings were partially offset by the inflationary impact on costs outpacing revenue growth. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 280 basis points, compared to the same period of 2017, including a decline of 310 basis points due to the impact of adopting the new revenue recognition standard. The 310 basis point decline was driven by (i) the timing of revenue recognition for sales incentives, as described above, and reclassification of costs from SG&A to cost of sales; and (ii) the reclassification of brochures fees and associated costs from SG&A to other revenue and cost of sales, respectively.
Gross margin and Adjusted gross margin were primarily impacted by the following:

•	an increase of 80 basis points due to the favorable net impact of mix and pricing, driven by inflationary pricing in South Latin America; and

•	an increase of approximately 10 basis points due to the net favorable impact of foreign currency translation and foreign currency transaction losses.
These items were partially offset by the following:

•	a decrease of 70 basis points due to higher supply chain costs, driven by higher material costs primarily in South Latin America and Europe, Middle East and Africa.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 380 basis points and 390 basis points, respectively, compared to the same period of 2017, in each case including a benefit of 430 basis points due to the impact of adopting the new revenue recognition standard. The 430 basis point benefit was driven by (i) the timing of revenue recognition for sales incentives, as described above, and reclassification of costs from SG&A to cost of sales; and (ii) the reclassification of brochures fees and associated costs from SG&A to other revenue and cost of sales, respectively.
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue were primarily impacted by the following:

•
an increase of 90 basis points due to higher Representative, sales leader and field expense, driven primarily by Brazil to support efforts to activate the field and Europe, Middle East & Africa due to increased investment and higher payouts to the field in Russia and Turkey compared to the prior-year period;

•	an increase of 30 basis points from higher net brochure cost, primarily due to an increase in brochure volumes in Brazil; and

•	an increase of approximately 10 basis points due to the net unfavorable impact of foreign currency translation and foreign currency transaction losses.
These items were partially offset by the following:

•	a decrease of 90 basis points from lower bad debt expense, driven by Brazil as the prior-year period was impacted by lower than anticipated collection of receivables.
Our expenses associated with employee incentive compensation plans did not have a significant year-on-year impact, as a benefit of approximately $6 associated with a change in the way that we record our accrual in interim periods for 2018 employee incentive compensation plans was offset by an approximate $6 true-up to the accrual for 2017 employee incentive compensation plans which were paid in 2018. Our accrual for 2018 employee incentive compensation plan uses a phased approach that takes into account the relative contribution of the quarter’s performance to the total annual target.
Other Expenses
Interest expense increased $1 and interest income decreased by less than $1 compared to the prior-year period.
Other expense, net, decreased by approximately $4 compared to the prior-year period, primarily due to approximately $4 recorded for our proportionate share of New Avon's losses during the three months ended March 31, 2017. As the recorded investment balance in New Avon was zero at the end of the third quarter of 2017, we have not recorded any additional losses

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

associated with New Avon since the third quarter of 2017. See Note 3, Investment in New Avon, to the Consolidated Financial Statements included herein for more information on New Avon.
Effective Tax Rate
The effective tax rates and the Adjusted effective tax rates in 2018 and 2017 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates and the Adjusted effective tax rates in 2018 and 2017 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. These factors resulted in unusually high effective tax rates and the Adjusted effective tax rates in 2018 and 2017.
Our effective tax rates for the three months ended March 31, 2018 and 2017 were 302.9% and (444.8%), respectively. The effective tax rates in 2018 and 2017 were also impacted by CTI restructuring charges, country mix of earnings and withholding taxes that are relatively consistent. The effective tax rate in 2018 was also negatively impacted by one-time tax reserves of approximately $9 associated with our uncertain tax positions.
Our Adjusted effective tax rates for the three months ended March 31, 2018 and 2017 were 114.6% and 933.3%, respectively. While the Adjusted effective tax rate is still high during the three months ended March 31, 2018, both the Adjusted effective tax rate and the absolute amount of Adjusted income taxes declined relative to 2017, as a result of our global business transformation.
See Note 16, Income Taxes, to the Consolidated Financial Statements included herein for more information on the effective tax rate, and Note 11, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 20 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had a favorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 20 basis points to operating margin and Adjusted operating margin; and

•
lower foreign exchange net gains on our working capital (classified within other expense, net in our Consolidated Statements of Operations) as compared to the prior year, resulting in an immaterial unfavorable impact before tax on both a reported and Adjusted basis.

Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, CTI restructuring initiatives, certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. See Note 9, Segment Information, to the Consolidated Financial Statements included herein for a reconciliation of segment profit to operating profit.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended March 31,
			%/Basis Point Change
	2018	2017	US$	Constant $
Total revenue	$568.4	$507.5	12%	2%
Segment profit	74.4	73.5	1%	(10)%

Segment margin	13.1%	14.5%	(140)	(170)

Change in Active Representatives				(1)%
Change in units sold				1%
Change in Ending Representatives				3%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2018
Total revenue increased 12% compared to the prior-year period, primarily due to the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to multiple currencies. On a Constant $ basis, revenue increased 2%. Revenue and Constant $ revenue included a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives and lower average order. The increase in Ending Representatives was primarily driven by increases in Turkey and Russia, partially offset by a decline in the Ukraine.
In Russia, revenue increased 9%, partially due to the favorable impact of foreign exchange. On a Constant $ basis, Russia's revenue increased 4%. Russia's revenue and Constant $ revenue included a benefit of approximately 8% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Russia were negatively impacted by lower average order and a decrease in Active Representatives. The revenue and Constant $ revenue decline in Russia was also impacted by continued competitive pressures and decline in the Fashion & Home category. In the United Kingdom, revenue increased 1%, benefiting from the favorable impact of foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 9%. The United Kingdom's revenue and Constant $ revenue included a benefit of 5% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the United Kingdom were negatively impacted by a decrease in Active Representatives.
In South Africa, revenue grew 15%, primarily due to the favorable impact of foreign exchange. On a Constant $ basis, South Africa's revenue grew 2%. South Africa's revenue and Constant $ revenue included a benefit of 3% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in South Africa were negatively impacted by lower average order, partially offset by an increase in Active Representatives.
Segment margin decreased 140 basis points, or 170 basis points on a Constant $ basis, including a benefit of 70 basis points due to the impact of the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•
a decline of 200 basis points due to lower gross margin primarily caused by 120 basis points from higher supply chain costs driven by higher material costs and 100 basis points from the unfavorable impact of foreign currency transaction net losses;

•	a decline of 50 basis points due to higher transportation costs, driven primarily by further increases in delivery rates in Russia;

•
a decline of 40 basis points due to the higher Representative, sales leader and field expense in Russia and Turkey, driven by increased investment and higher payouts to the field compared to the prior-year period; and

•	a benefit of 20 basis points from lower advertising expense.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

South Latin America

	Three Months Ended March 31,
			%/Basis Point Change
	2018	2017	US$	Constant $
Total revenue	$497.1	$499.2	—%	4%
Segment profit	27.2	13.7	99%	*

Segment margin	5.5%	2.7%	280	290

Change in Active Representatives				(6)%
Change in units sold				(5)%
Change in Ending Representatives				(3)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2018
Total revenue was relatively unchanged compared to the prior-year period, including the unfavorable impact of foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Argentinian peso and the Brazilian real. On a Constant $ basis, revenue increased 4%. Revenue and Constant $ revenue included a benefit of approximately 9% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, partially offset by higher average order driven by Argentina. The decline in Ending Representatives was primarily driven by a decline in Brazil.
Revenue in Brazil decreased 4%, unfavorably impacted by foreign exchange. On a Constant $ basis, Brazil's revenue decreased 1%. Brazil's revenue and Constant $ revenue included a benefit of approximately 11% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, as well as lower average order. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products declined 2% and 2%, respectively, including a benefit due to the impact of the new revenue recognition standard. The decline in Constant $ Beauty sales in Brazil was driven by weaker performance in Color, which was negatively impacted by competition. Although the challenging macroeconomic environment has seen some improvement, it continues to impact revenue and Constant $ revenue in Brazil, as well as Active Representatives and Ending Representatives. In addition, revenue and Constant $ revenue in Brazil, as well as Active Representatives and Ending Representatives, were also impacted by lower Representative satisfaction. Revenue in Argentina declined 1%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 24%. Argentina's revenue and Constant $ revenue included a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Argentina benefited from higher average order, which was impacted by the continuous inflationary impact on pricing.
Segment margin increased 280 basis points, or 290 basis points on a Constant $ basis, including a benefit of 120 basis points due to the impact of adopting the new revenue recognition standard. The increase in reported and Constant $ segment margin was primarily as a result of:

•	a benefit of 250 basis points from lower bad debt expense, primarily in Brazil, as the prior-year period was impacted by lower than anticipated collection of receivables;

•
a benefit of 170 basis points due to higher gross margin primarily caused by 120 basis points from the favorable net impact of mix and pricing driven by inflationary pricing and 80 basis points from the favorable impact of foreign currency transaction net gains. These items were partially offset by 50 basis points due to higher supply chain costs driven by higher material costs;

•	a decline of 160 basis points due to higher Representative, sales leader and field expense, driven by Brazil to support efforts to maintain field activity and product launches; and

•	a decline of 110 basis points due to higher net brochure cost, primarily due to an increase in brochure volumes in Brazil.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North Latin America

	Three Months Ended March 31,
			%/Basis Point Change
	2018	2017	US$	Constant $
Total revenue	$195.6	$193.2	1%	(3)%
Segment profit	20.8	21.4	(3)%	(8)%

Segment margin	10.6%	11.1%	(50)	(60)

Change in Active Representatives				(6)%
Change in units sold				(10)%
Change in Ending Representatives				(5)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2018
North Latin America consists largely of our Mexico business. Total revenue for the segment increased 1% compared to the prior-year period, benefiting from the favorable impact of foreign exchange, which was primarily driven by the weakening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue decreased 3%. Revenue and constant dollar revenue included a benefit of approximately 5% due to the impact of the adopting new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, and to a lesser extent, by lower average order. Revenue in Mexico increased 6%, which was favorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue decreased 1%. Mexico's revenue and Constant $ revenue included a benefit of approximately 5% due to the impact of the new revenue recognition standard. Revenue and Constant $ revenue in Mexico were negatively impacted by a decrease in Active Representatives primarily due to quality issues in the Fashion & Home category.
Segment margin decreased 50 basis points, or 60 basis points on a Constant $ basis, including a benefit of 110 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a net decline of 210 basis points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses;

•	a decline of 80 basis points primarily related to the net impact of declining revenue with respect to transportation costs, primarily due to an increase in fuel prices in Mexico;

•
a benefit of 50 basis points due to higher gross margin caused primarily by 160 basis points from the favorable net impact of mix and pricing, partially offset by 140 basis points due to higher supply chain costs driven by higher material costs;

•	a benefit of 40 basis points due to savings in brochure expense; and

•	a benefit of 30 basis points from lower advertising expense as compared to the prior-year period.
Asia Pacific

	Three Months Ended March 31,
			%/Basis Point Change
	2018	2017	US$	Constant $
Total revenue	$111.4	$113.4	(2)%	(3)%
Segment profit	10.4	13.3	(22)%	(16)%

Segment margin	9.3%	11.7%	(240)	(170)

Change in Active Representatives				(1)%
Change in units sold				(5)%
Change in Ending Representatives				(2)%
Amounts in the table above may not necessarily sum due to rounding.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Effective in the first quarter of 2018, given that we will exit Australia and New Zealand during 2018, the results of Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment. The impact was not material to Asia Pacific or Other operating segments and business activities and is consistent with how we present other market exits.
Three Months Ended March 31, 2018
Total revenue decreased 2% compared to the prior-year period, despite the favorable impact of foreign exchange. On a Constant $ basis, revenue decreased 3%. Revenue and constant dollar revenue included a decline of 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, most significantly in Malaysia, and lower average order. The decline in Ending Representatives was primarily driven by a decline in Malaysia. Revenue in the Philippines declined 5%, negatively impacted by the unfavorable impact of foreign exchange. On a Constant $ basis, revenue in the Philippines declined 2%. Revenue and Constant $ revenue in the Philippines included a benefit of 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the Philippines were negatively impacted by lower average order, partially offset by an increase in Active Representatives. Revenue and Constant $ revenue in the region and the Philippines was also negatively impacted by inventory system implementation issues resulting in service disruption.
Segment margin decreased 240 basis points, or 170 basis points on a Constant $ basis, including a decline of 40 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a decline of 130 basis points related to higher Representative, sales leader and field expense, primarily due to investments in store upgrades and e-commerce in China;

•	a decline of 80 basis points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses;

•	a decline of 70 basis points due to higher advertising expense, primarily in the Philippines, related to television advertising associated with our Color category; and

•	a benefit of 150 basis points due to higher gross margin caused by 140 basis points from benefits in supply chain costs due to lower obsolescence and overhead costs.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At March 31, 2018, we had cash and cash equivalents totaling approximately $773. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of equity and debt may be funded by the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity (including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded during the past several years, which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings were downgraded during the past several years, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" contained in our 2017 Form 10-K.
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
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Cash Flows
Net Cash Used by Continuing Operating Activities
Net cash used by continuing operating activities during the first three months of 2018 was approximately $96, as compared to approximately $80 during the first three months of 2017.
The approximate $16 unfavorable impact to the year-over-year comparison of net cash used by continuing operating activities was primarily due to an increase in working capital, most significantly from higher inventory levels.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first three months of 2018 was approximately $27, as compared to approximately $22 during the first three months of 2017. The approximate $5 increase to net cash used by continuing investing activities was primarily due to higher capital expenditures.
Net Cash Provided (Used) by Continuing Financing Activities
Net cash provided by continuing financing activities during the first three months of 2018 was less than $1, as compared to net cash used by continuing financing activities of approximately $5 during the first three months of 2017. The approximate $6 benefit in to net cash provided (used) by continuing financing activities was primarily due to lower repurchases of common stock relating to employee stock compensation.
Capital Resources
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. In December 2017, AIO entered into an amendment to the 2015 facility, which, among other things, modified the financial covenants (interest coverage and total leverage ratios) to provide the Company additional flexibility. As of March 31, 2018, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of March 31, 2018, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO, which, as of March 31, 2018, was approximately $36. As of March 31, 2018, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $364, could have been drawn down without violating any covenant. Depending on our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), it is possible that we may be non-compliant with our interest coverage or total leverage ratio absent the Company undertaking other alternatives to avoid noncompliance, such as obtaining additional amendments to the 2015 facility or repurchasing certain debt. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of March 31, 2018, there were no amounts outstanding under the 2015 facility.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of March 31, 2018, we do not have any interest-rate swap agreements. Approximately 14% and 1% of our debt portfolio at March 31, 2018 and December 31, 2017, respectively, was exposed to floating interest rates.

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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Transformation Plan, stabilization strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, internal investigations and compliance reviews, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of the Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

•
general economic and business conditions in our markets, including social, economic and political uncertainties, such as in Russia and Ukraine or elsewhere, and any potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate;

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

•	our ability to comply with various data privacy laws affecting the markets in which we do business;

•	the risk of product or ingredient shortages resulting from our concentration of sourcing in fewer suppliers;

•	any changes to our credit ratings and the impact of such changes on our financing costs, rates, terms, debt service obligations, access to lending sources and working capital needs;

•	the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates and terms and conditions;

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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Additional information identifying such factors is contained in Item 1A of our 2017 Form 10-K for the year ended December 31, 2017, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2017 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the Consolidated Financial Statements included herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended March 31, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/18	15,818	(1)	$2.28	*	*
2/1 - 2/28/18	24,408	(1)	2.58	*	*
3/1 - 3/31/18	901,476	(1)	2.85	*	*
Total	941,702		$2.83	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)
All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and performance restricted stock units.

Some of these share repurchases may reflect a delay from the actual transaction date.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

10.1
Nomination Agreement, dated March 26, 2018, by and among Avon Products, Inc., Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC, Barington Companies Management, LLC, Barington Capital Group, L.P., James A. Mitarotonda, LNA Capital Corp., NuOrion Advisors, LLC, Guy Phillips, Shah Capital Management, Inc., Shah Capital Opportunity Fund, L.P., Shah Capital, LLC and Himanshu H. Shah (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on March 26, 2018).

10.2
Confidentiality Agreement, dated March 26, 2018, by and among Avon Products, Inc., James A. Mitarotonda, Barington Companies Equity Partners, L.P., Barington Capital Group, L.P., Barington Companies Investors, LLC and Barington Companies Management, LLC (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on March 26, 2018).

10.3	Employment Offer Letter and Contract of Employment Agreement dated February 3, 2018, between Avon Cosmetics Limited and Jan Zijderveld.

10.4	International Relocation Letter Agreement, dated February 3, 2018, between Avon Cosmetics Limited and Jan Zijderveld.

10.5	Sign-On Restricted Stock Unit Award Agreement, dated as of February 3, 2018, between Avon Products, Inc. and Jan Zijderveld.

10.6	Employment Offer Letter and Contract of Employment Agreement dated May 18, 2017, between Avon Cosmetics Limited and James Thompson.

10.7	International Relocation Letter Agreement, dated May 18, 2017, between Avon Cosmetics Limited and James Thompson.

10.8	International Assignment Letter Agreement, dated August 8, 2016, between Avon Products, Inc. and Susan Ormiston.

10.9	Employment Offer Letter and Contract of Employment Agreement dated June 12, 2017, between Avon Cosmetics Limited and Miguel Fernandez.

10.10	International Relocation Letter Agreement, dated June 12, 2017, between Avon Cosmetics Limited and Miguel Fernandez.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	May 3, 2018	/s/ Laura Barbrook
Laura Barbrook
Vice President and Corporate
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.