Form 10-Q
period 2018-06-30
AVON PRODUCTS INC
filed 2018-08-03
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at June 30, 2018 was 442,344,872.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	June 30, 2018	June 30, 2017
Net sales	$1,268.8	$1,353.5
Other revenue	83.1	42.4
Total revenue	1,351.9	1,395.9
Costs, expenses and other:
Cost of sales	539.7	525.0
Selling, general and administrative expenses	759.2	838.2
Operating profit	53.0	32.7
Interest expense	34.5	36.1
Loss on extinguishment of debt	2.9	—
Interest income	(3.5)	(3.1)
Other expense, net	19.4	11.9
Total other expenses	53.3	44.9
Loss before income taxes	(0.3)	(12.2)
Income taxes	(36.7)	(33.6)
Net loss	(37.0)	(45.8)
Net loss attributable to noncontrolling interests	0.9	0.3
Net loss attributable to Avon	$(36.1)	$(45.5)
Loss per share:
Basic attributable to Avon	$(0.09)	$(0.12)
Diluted attributable to Avon	(0.09)	(0.12)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
(In millions, except per share data)	June 30, 2018	June 30, 2017
Net sales	$2,578.4	$2,651.6
Other revenue	167.0	77.4
Total revenue	2,745.4	2,729.0
Costs, expenses and other:
Cost of sales	1,119.4	1,042.1
Selling, general and administrative expenses	1,528.1	1,624.4
Operating profit	97.9	62.5
Interest expense	70.7	71.2
Loss on extinguishment of debt	2.9	—
Interest income	(7.7)	(7.8)
Other expense, net	21.9	18.0
Total other expenses	87.8	81.4
Income (loss), before income taxes	10.1	(18.9)
Income taxes	(68.2)	(63.4)
Net loss	(58.1)	(82.3)
Net loss attributable to noncontrolling interests	1.7	0.3
Net loss attributable to Avon	(56.4)	$(82.0)
Loss per share:
Basic attributable to Avon	(0.15)	(0.21)
Diluted attributable to Avon	(0.15)	(0.21)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2018	June 30, 2017
Net loss	$(37.0)	$(45.8)
Other comprehensive income:
Foreign currency translation adjustments	(126.6)	9.5
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.1 and $0.0	2.8	3.1
Other comprehensive income related to New Avon investment, net of taxes of $0.0	—	0.1
Total other comprehensive (loss) income, net of income taxes	(123.8)	12.7
Comprehensive loss	(160.8)	(33.1)
Less: comprehensive loss attributable to noncontrolling interests	(1.2)	(0.2)
Comprehensive loss attributable to Avon	$(159.6)	$(32.9)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2018	June 30, 2017
Net loss	$(58.1)	$(82.3)
Other comprehensive income:
Foreign currency translation adjustments	(93.9)	71.5
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.3 and $0.0	5.7	6.2
Other comprehensive income related to New Avon investment, net of taxes of $0.0	—	1.2
Total other comprehensive (loss) income, net of income taxes	(88.2)	78.9
Comprehensive loss	(146.3)	(3.4)
Less: comprehensive loss attributable to noncontrolling interests	(1.8)	(0.1)
Comprehensive loss attributable to Avon	$(144.5)	$(3.3)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$443.9	$881.5
Accounts receivable, net	386.4	457.2
Inventories	662.2	598.2
Prepaid expenses and other	290.9	296.4
Total current assets	1,783.4	2,233.3
Property, plant and equipment, at cost	1,402.9	1,481.9
Less accumulated depreciation	(768.7)	(779.2)
Property, plant and equipment, net	634.2	702.7
Goodwill	94.9	95.7
Other assets	573.9	666.2
Total assets	$3,086.4	$3,697.9
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$12.0	$25.7
Accounts payable	729.5	832.2
Accrued compensation	109.2	130.3
Other accrued liabilities	400.9	405.6
Sales taxes and taxes other than income	123.4	153.0
Income taxes	8.6	12.8
Total current liabilities	1,383.6	1,559.6
Long-term debt	1,630.3	1,872.2
Employee benefit plans	134.2	150.6
Long-term income taxes	97.6	84.9
Long-term sales taxes and taxes other than income	191.1	193.1
Other liabilities	80.3	84.4
Total liabilities	3,517.1	3,944.8

Commitments and contingencies (Note 7)
Series C convertible preferred stock	479.8	467.8

Shareholders’ Deficit
Common stock	190.3	189.7
Additional paid-in capital	2,297.5	2,291.2
Retained earnings	2,210.0	2,320.3
Accumulated other comprehensive loss	(1,014.4)	(926.2)
Treasury stock, at cost	(4,602.3)	(4,600.0)
Total Avon shareholders’ deficit	(918.9)	(725.0)
Noncontrolling interests	8.4	10.3
Total shareholders’ deficit	(910.5)	(714.7)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,086.4	$3,697.9
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net loss	$(58.1)	$(82.3)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	41.6	41.7
Amortization	13.8	15.0
Provision for doubtful accounts	86.2	113.0
Provision for obsolescence	13.3	16.5
Share-based compensation	7.5	16.2
Foreign exchange losses	13.5	8.5
Deferred income taxes	(0.2)	12.0
Other	3.2	16.1
Changes in assets and liabilities:
Accounts receivable	(50.0)	(92.0)
Inventories	(99.7)	(36.1)
Prepaid expenses and other	1.7	14.2
Accounts payable and accrued liabilities	(76.6)	(53.2)
Income and other taxes	(0.3)	(5.0)
Noncurrent assets and liabilities	(2.6)	26.6
Net cash (used) provided by operating activities of continuing operations	(106.7)	11.2
Cash Flows from Investing Activities
Capital expenditures	(48.0)	(43.0)
Disposal of assets	1.4	2.7
Other investing activities	(3.3)	(0.1)
Net cash used by investing activities of continuing operations	(49.9)	(40.4)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	(10.4)	(4.4)
Repayment of debt	(238.6)	(2.0)
Repurchase of common stock	(3.2)	(6.4)
Other financing activities	(0.1)	(0.2)
Net cash used by financing activities of continuing operations	(252.3)	(13.0)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	—	(6.4)
Net cash used by discontinued operations	—	(6.4)
Effect of exchange rate changes on cash and cash equivalents	(28.7)	28.0
Net decrease in cash and cash equivalents	(437.6)	(20.6)
Cash and cash equivalents at beginning of year	881.5	654.4
Cash and cash equivalents at end of period	$443.9	$633.8

The accompanying notes are an integral part of these statements.

Table of Contents

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
Our business is conducted primarily in one channel - direct selling. Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. We primarily sell our products to the ultimate consumer through the direct selling channel principally through Representatives, who are independent contractors and not our employees.
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
i) Sale of Beauty and Fashion & Home products to Representatives
We generate the majority of our revenue through the sale of Beauty and Fashion & Home products. A Representative contacts her customers directly, selling primarily through our brochure, which highlights new products and special promotions (or incentives) for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is typically generated every three to four weeks. A purchase order is processed and the products are picked at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

payment from the customer for her or his own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.
A Representative Agreement, which outlines the basic terms of the agreement between Avon and the Representative, combined with a purchase order, constitutes a contract for the purposes of Accounting Standards Codification Topic ("ASC 606"), Revenue from Contracts with Customers.
We account for individual products and services separately in the contract if they are distinct (i.e., if a product or service is separately identifiable from the other items in the contract and if a Representative can benefit from the product or service on its own or with other resources that are readily available). This revenue is recognized at a point in time, when control of a product is transferred to a Representative. In addition, we offer incentives to Representatives to support sales growth. Certain of these sales incentives are distinct promises to a Representative, and therefore are a separate performance obligation. As a result, revenue is allocated to the performance obligation for sales incentives and is deferred on the balance sheet until the associated performance obligations are satisfied.
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
The Representative generally receives a credit period of one sales campaign if they meet certain criteria; however, the specific credit terms are outlined in the Representative Agreement. Generally, the Representative remits payment during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance past due for prior campaigns is paid; however, there are circumstances where the Representative fails to make the required payment.
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
ii) Representative fees, primarily for the sale of brochures to Representatives and fulfillment activities related to the contract ("Representative fees")
The purchase order in the contract with the Representative explicitly identifies activities that we will perform. This includes fees that we charge Representatives, primarily for the sale of brochures to Representatives and fulfillment activities, and also includes late payment fees (discussed above). Brochures represent promotional materials that are given directly by the Representatives to their customers as a marketing activity. Under ASC 606, brochures that are sold by Avon to Representatives through purchase orders represent separate performance obligations in the contract as these are promises made between Avon and the Representative. Although the brochures are used similar to marketing materials, the Representative generally orders and pays for the brochures, and we allocate consideration for purposes of revenue recognition. The revenue associated with brochures that are sold to Representatives is recognized in other revenue and the related cost is recognized in cost of sales in our Consolidated Statements of Operations. We recognize revenue when the Representative obtains control of the brochures, which occurs upon delivery to the Representative. When brochures are given away for free to Representatives as promotional items, the cost is recognized in selling, general and administrative expenses in our Consolidated Statements of Operations.
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
iii) Other revenue
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time, when control of a product is transferred to a customer:

	Three Months Ended June 30, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$154.4	$143.9	$43.8	$30.3	$372.4	$2.3	$374.7
Fragrance	143.8	131.5	52.4	20.1	347.8	0.7	348.5
Color	98.1	80.6	20.8	12.9	212.4	1.4	213.8
Total Beauty	396.3	356.0	117.0	63.3	932.6	4.4	937.0
Fashion & Home:
Fashion	72.9	49.9	22.5	40.7	185.8	1.3	187.1
Home	7.6	72.5	56.6	7.5	144.3	.4	144.7
Total Fashion & Home	80.5	122.4	79.1	48.2	330.1	1.7	331.8
Net sales	476.8	478.4	196.1	111.5	1,262.7	6.1	1,268.8
Representative fees	23.7	35.2	11.2	1.5	71.6	0.5	72.1
Other	0.2	2.6	—	0.1	2.9	8.1	11.0
Other revenue	23.9	37.8	11.2	1.6	74.5	8.6	83.1
Total revenue	$500.7	$516.1	$207.3	$113.1	$1,337.2	$14.7	$1,351.9

	Six Months Ended June 30, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$323.8	$285.7	$90.5	$61.6	$761.5	$7.0	$768.5
Fragrance	307.0	250.0	106.0	38.7	701.8	2.9	704.7
Color	218.8	161.5	41.6	26.1	448.1	4.7	452.8
Total Beauty	849.6	697.2	238.1	126.4	1,911.4	14.6	1,926.0
Fashion & Home:
Fashion	152.6	96.4	45.1	80.4	374.5	3.0	377.5
Home	16.9	144.4	97.9	14.5	273.6	1.3	274.9
Total Fashion & Home	169.5	240.8	143.0	94.9	648.1	4.3	652.4
Net sales	1,019.1	938.0	381.1	221.3	2,559.5	18.9	2,578.4
Representative fees	49.7	71.5	21.8	3.1	146.1	1.9	148.0
Other	0.3	3.7	—	0.1	4.1	14.9	19.0
Other revenue	50.0	75.2	21.8	3.2	150.2	16.8	167.0
Total revenue	$1,069.1	$1,013.2	$402.9	$224.5	$2,709.7	$35.7	$2,745.4

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
Generally, we record accounts receivable when we invoice a Representative. In addition, we record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality and changing trends. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any ultimate consumer of our products beyond the Representative. We have no legal recourse against the ultimate consumer for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
The following table provides information about receivables and contract liabilities from contracts with customers at June 30, 2018:

June 30, 2018
Accounts receivable, net of allowances of $108.5	$386.4
Contract liabilities	$70.3
At January 1, 2018 and June 30, 2018 we had a contract liability of $91.8 and $70.3 , respectively, relating to certain material rights (loyalty points, status program and prospective discounts). During the six months ended June 30, 2018, we recognized $80.8 of revenue related to the contract liability balance at January 1, 2018, as the result of performance obligations satisfied. In addition, we deferred an additional $59.7 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter; therefore, the contract liability at June 30, 2018 will primarily be recognized in the remainder of 2018. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at June 30, 2018 as compared with December 31, 2017.
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
We adopted ASC 606 with a date of the initial application of January 1, 2018, as a cumulative-effect adjustment to retained earnings. Therefore, the comparative information for prior periods has not been adjusted and continues to be reported under ASC 605, Revenue Recognition. We applied ASC 606 to all outstanding contracts at January 1, 2018.
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
Brochures - Brochures represent promotional materials that are given directly by the Representatives to their customers as a marketing activity. Under ASC 606, brochures that are sold by Avon to Representatives through purchase orders represent separate performance obligations in the contract as these are promises made between Avon and the Representative. Although the brochures are used similar to marketing materials, the Representative generally orders and pays for the brochures, and Avon allocates consideration for purposes of revenue recognition. The revenue associated with brochures that are sold to Representatives is recognized in other revenue and the related cost is recognized in cost of sales in our Consolidated Statements of Operations. We recognize revenue when the Representative obtains control of the brochures, which occurs upon delivery to the Representative. When brochures are given away for free to Representatives as promotional items, the cost is recognized in selling, general and administrative expenses in our Consolidated Statements of Operations.
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
Impacts on consolidated financial statements
The following tables summarize the impacts of adopting ASC 606 on the Company's consolidated financial statements for the three months ended June 30, 2018:

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Operations	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Revenue
Net sales	$1,268.8	$(7.6)	(1)	$1,261.2
Other revenue	83.1	(50.5)	(2)	32.6
Total revenue	1,351.9	(58.1)		1,293.8

Costs and expenses
Cost of sales	539.7	(65.6)	(3)	474.1
Selling, general and administrative expenses	759.2	9.5	(4)	768.7
Operating profit	53.0	(2.0)		51.0
Loss before income taxes	(0.3)	(2.0)		(2.3)
Income taxes	(36.7)	(0.1)		(36.8)
Net loss	(37.0)	(2.1)		(39.1)
Net loss attributable to Avon	(36.1)	(2.1)		(38.2)
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Other Comprehensive Income	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net loss	(37.0)	$(2.1)	$(39.1)
Other comprehensive income:
Total other comprehensive income, net of income taxes	(123.8)	(2.0)	(125.8)
Comprehensive loss	(160.8)	(4.1)	(164.9)
Comprehensive loss attributable to Avon	(159.6)	(4.1)	(163.7)

The following tables summarize the impacts of adopting ASC 606 on the Company's consolidated financial statements for the six months ended June 30, 2018:

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Operations	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Revenue
Net sales	$2,578.4	$(33.1)	(1)	$2,545.3
Other revenue	167.0	(105.3)	(2)	61.7
Total revenue	2,745.4	(138.4)		2,607.0

Costs and expenses
Cost of sales	1,119.4	(138.6)	(3)	980.8
Selling, general and administrative expenses	1,528.1	21.3	(4)	1,549.4
Operating profit	97.9	(21.1)		76.8
Income (loss) before income taxes	10.1	(21.1)		(11.0)
Income taxes	(68.2)	3.7		(64.5)
Net loss	(58.1)	(17.4)		(75.5)
Net loss attributable to Avon	(56.4)	(17.4)		(73.8)
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Other Comprehensive Income	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net loss	$(58.1)	$(17.4)	$(75.5)
Other comprehensive income:
Total other comprehensive income, net of income taxes	(88.2)	(1.3)	(89.5)
Comprehensive loss	(146.3)	(18.7)	(165.0)
Comprehensive loss attributable to Avon	(144.5)	(18.7)	(163.2)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Balance Sheets	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Assets
Accounts receivable, net	$386.4	$(6.2)	(1)	$380.2
Inventories	662.2	(40.9)	(2)	621.3
Prepaid expenses and other	290.9	47.1	(2)	338.0
Other assets	573.9	(10.9)	(3)	563.0
Total assets	3,086.4	(10.9)		3,075.5
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Other accrued liabilities	400.9	(28.2)	(4)	372.7
Income taxes	8.6	(3.7)		4.9
Total current liabilities	1,383.6	(31.9)		1,351.7
Other liabilities	80.3	(1.4)		78.9
Total liabilities	3,517.1	(33.3)		3,483.8

Retained earnings	2,210.0	23.7	(5)	2,233.7
Accumulated other comprehensive loss	(1,014.4)	(1.3)		(1,015.7)
Total Avon shareholders’ deficit	(918.9)	22.4		(896.5)
Total shareholders’ deficit	(910.5)	22.4		(888.1)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	3,086.4	(10.9)		3,075.5
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
(5) Relates to the $41.1 cumulative-effect adjustment upon adoption of ASC 606, partially offset by the $17.4 net loss adjustment.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Cash Flows	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net loss	$(58.1)	$(17.4)	$(75.5)
Other	3.2	1.7	$4.9
Changes in assets and liabilities:
Accounts receivable	(50.0)	(2.4)	$(52.4)
Inventories	(99.7)	1.6	$(98.1)
Prepaid expenses and other	1.7	4.6	$6.3
Accounts payable and accrued liabilities	(76.6)	20.3	$(56.3)
Income and other taxes	(.3)	(3.7)	$(4.0)
Noncurrent assets and liabilities	(2.6)	(4.7)	$(7.3)
Other Accounting Standards Implemented
ASU 2017-07, Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. This new guidance requires entities to (1) disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current employee compensation costs in the Consolidated Statements of Operations and (2) present the other components of net periodic benefit costs below operating profit in other expense, net. We adopted this new accounting guidance effective January 1, 2018. The new accounting guidance was applied retrospectively and increased our operating profit for the three and six months ended June 30, 2017 by $1.1 and $2.2 respectively, but had no impact on net loss.
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
ASU 2018-02, Income Statement - Reporting Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the 2017 enactment of U.S. tax reform legislation on items within accumulated other comprehensive income (loss) to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." We intend to adopt this new accounting guidance effective January 1, 2019. We are currently assessing the impact on our consolidated financial statements.
ASU 2016-13, Financial Instruments - Credit Losses
In January 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. We intend to adopt this new accounting guidance effective January 1, 2020. We are currently assessing the impact on our consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2018	2017	2018	2017
Numerator attributable to Avon:
Net loss attributable to Avon	$(36.1)	$(45.5)	$(56.4)	$(82.0)
Less: Loss allocated to participating securities	(.4)	(.6)	(.6)	(1.0)
Less: Earnings allocated to convertible preferred stock	6.0	5.7	12.0	11.4
Loss allocated to common shareholders	(41.7)	(50.6)	(67.8)	(92.4)
Denominator:
Basic EPS weighted-average shares outstanding	442.2	439.9	441.5	439.3
Diluted effect of assumed conversion of stock options	—	—	—	—
Diluted effect of assumed conversion of preferred stock	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	442.2	439.9	441.5	439.3
Loss per Common Share attributable to Avon:
Basic	$(.09)	$(.12)	$(.15)	$(.21)
Diluted	(.09)	(.12)	(.15)	(.21)
Amounts in the table above may not necessarily sum due to rounding.
During the three months and six months ended June 30, 2018, we did not include stock options to purchase 18.5 million shares and 17.4 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a net loss and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation. During the three and six months ended June 30, 2017, we did not include stock options to purchase 18.1 million shares and 16.1 million shares, respectively, for the same reason.
For the three and six months ended June 30, 2018 and 2017, it is more dilutive to assume the series C convertible preferred stock is not converted into common stock; therefore, the weighted-average shares outstanding were not adjusted by the as-if

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

converted series C convertible preferred stock because the effect would be anti-dilutive as it would decrease the net loss per share. If the as-if converted series C convertible preferred stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three and six months ended June 30, 2018 and 2017. See Note 4, Related Party Transactions.
We purchased approximately 1.1 million shares of Avon common stock for $3.2 during the first six months of 2018, as compared to approximately 1.5 million shares of Avon common stock for $6.4 during the first six months of 2017, through acquisition of stock from employees in connection with tax payments upon the vesting of restricted stock units and performance restricted stock units.
3. INVESTMENT IN NEW AVON
In connection with the separation of the Company's North America business, which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus Capital Management L.P. ("Cerberus"). The Company has accounted for its ownership interest in New Avon using the equity method of accounting, which resulted in the Company recognizing its proportionate share of New Avon's income or loss and other comprehensive income or loss. Our recorded investment balance in New Avon at June 30, 2018 and December 31, 2017 was zero.
During the third quarter of 2017, the Company received a cash distribution of $22.0 from New Avon, which reduced our recorded investment balance in New Avon. During the third quarter of 2017, we recorded only $1.7 of the Company's proportionate share of the losses in New Avon, as this reduced our recorded investment balance in New Avon to zero. As a result, we have not recorded our proportionate share of New Avon's loss since the third quarter of 2017. If New Avon experiences future losses while our recorded investment balance is zero, we would not record our proportionate share of such loss. The Company's proportionate share of the losses of New Avon was $5.8 and $9.8 during the three and six months ended June 30, 2017, respectively, which was recorded within other expense, net. In addition, the Company's proportionate share of the post-separation other comprehensive income of New Avon was an immaterial amount during the three and six months ended June 30, 2017, and was recorded within other comprehensive income (loss).
The Company also recorded an additional loss of $.5 within other expense, net and a benefit of $1.1 within other comprehensive income (loss), during the six months ended June 30, 2017, primarily associated with purchase accounting adjustments reported by New Avon.
Summarized financial information related to New Avon is shown below:

	Six Months Ended June 30,
	2018	2017
Total revenue	$320.1	$361.8
Gross profit	186.6	225.6
Net loss	(42.3)	(49.4)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

4. RELATED PARTY TRANSACTIONS
The following tables present the related party transactions with New Avon, affiliates of Cerberus and the Instituto Avon in Brazil. There are no other related party transactions. New Avon is majority-owned and managed by Cerberus NA. See Note 3, Investment in New Avon for further details.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$7.1	$9.6	$13.0	$17.6
Gross profit from sale of product to New Avon(1)	$.4	$.7	$.7	$1.3

Cost of sales for purchases from New Avon(2)	$.7	$1.3	$1.2	$2.1

Selling, general and administrative expenses related to New Avon:
Transition services, intellectual property, technical support and innovation and subleases(3)	$(.5)	$(7.2)	$(3.7)	$(15.1)
Project management team(4)	.2	$.8	$.8	$1.6
Net reduction of selling, general and administrative expenses	$(.3)	$(6.4)	$(2.9)	$(13.5)

Interest income from Instituto Avon(5)	$—	$—	$—	$—

	June 30, 2018	December 31, 2017
Balance Sheet Data
Inventories(6)	$.4	$.4
Receivables due from New Avon(7)	$6.7	$9.8
Receivables due from Instituto Avon(5)	$3.6	$—
Payables due to New Avon(8)	$.3	$.2
Payables due to an affiliate of Cerberus(9)	$.4	$.4
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement noted above. The Company purchased $.5 and $.9 from New Avon associated with this agreement during the three months ended June 30, 2018 and 2017, respectively, and recorded $.7 and $1.3 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the three months ended June 30, 2018 and 2017, respectively. The Company purchased $1.2 and $1.9 from New Avon associated with this agreement during the six months ended June 30, 2018 and 2017, respectively, and recorded $1.2 and $2.1 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the six months ended June 30, 2018 and 2017, respectively.
(3) The Company also entered into a transition services agreement to provide certain services to New Avon, as well as an intellectual property ("IP") license agreement, an agreement for technical support and innovation and sublease for office space. In addition, New Avon performed certain services for the Company under a similar transition services agreement, which expired during the third quarter of 2017. The Company recorded a net $.5 and $7.2 reduction of selling, general and administrative expenses associated with these agreements during the three months ended June 30, 2018 and 2017, respectively, and a net $3.7 and $15.1 reduction of selling, general and administrative expenses associated with these agreements during the six months ended June 30, 2018 and 2017, respectively, which generally represents a recovery of the related costs.
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016. The Company recorded $.2 and $.8 in selling, general and administrative expenses associated with these agreements during the three months ended June 30, 2018 and 2017, respectively, and recorded $.8 and $1.6 in selling, general and administrative expenses associated with these agreements during the six months ended June 30, 2018 and 2017, respectively. See Note 11, Restructuring Initiatives for additional information related to the Transformation Plan.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

(5) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, $3.6 for an unsecured 5-year term at a fixed interest rate of 7% per annum, to be paid back in 5 equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with board and executive team comprising of Avon Brazil management. The purpose of the loan is to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment.
(6) Inventories relate to purchases from New Avon, associated with the manufacturing and supply agreement, which have not yet been sold, and were classified within inventories in our Consolidated Balance Sheets.
(7) The receivables due from New Avon relate to the agreements for transition services, the IP license, technical support and innovation and subleases for office space, as well as the manufacturing and supply agreement, and were classified within prepaid expenses and other in our Consolidated Balance Sheets.
(8) The payables due to New Avon relate to the manufacturing and supply agreement, and were classified within other accrued liabilities in our Consolidated Balance Sheets.
(9) The payables due to an affiliate of Cerberus relate to the agreement for the project management team, and were classified within other accrued liabilities in our Consolidated Balance Sheets.
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of June 30, 2018, the Company has a liability of $1.4 for the estimated value of such standby letters of credit.
Series C Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $53.5 as of June 30, 2018. There were no dividends declared in the six months ended June 30, 2018 and 2017.
5. INVENTORIES

Components of Inventories	June 30, 2018	December 31, 2017
Raw materials	$191.3	$190.6
Finished goods	470.9	407.6
Total	$662.2	$598.2
6. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$.9	$1.3	$1.2	$1.2	$—	$—
Interest cost	.6	.8	4.0	4.4	.3	.3
Expected return on plan assets	(.8)	(.8)	(8.2)	(6.9)	—	—
Amortization of prior service credit	—	—	—	(.1)	(.1)	(.1)
Amortization of net actuarial losses	1.3	1.3	1.8	2.0	—	.1
Net periodic benefit costs(1)	$2.0	$2.6	$(1.2)	$.6	$.2	$.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$1.8	$2.7	$2.4	$2.4	$.1	$—
Interest cost	1.2	1.5	8.2	8.8	.6	.7
Expected return on plan assets	(1.6)	(1.6)	(16.6)	(13.6)	—	—
Amortization of prior service credit	—	—	—	(.1)	(.2)	(.2)
Amortization of net actuarial losses	2.6	2.5	3.6	3.8	—	.1
Net periodic benefit costs(1)	$4.0	$5.1	$(2.4)	$1.3	$.5	$.6

(1) Service cost is presented in selling, general and administrative expenses in our Consolidated Statements of Operations. The components of net periodic benefit costs other than service cost are presented in other expense, net in our Consolidated Statements of Operations.
During the six months ended June 30, 2018, we made approximately $11.4 and approximately $8 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2018, we anticipate contributing approximately $0 to $4 and approximately $12 to $17 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
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
Following our voluntary reporting of the internal investigation to both the U.S. Department of Justice (the "DOJ") and the U.S. Securities and Exchange Commission (the "SEC") and our subsequent cooperation with those agencies, the United States District Court for the Southern District of New York (the "USDC") approved in December 2014 a deferred prosecution agreement (“DPA”) entered into between the Company and the DOJ related to charges of violations of the books and records and internal controls provisions of the FCPA. In addition, Avon Products (China) Co. Ltd., a subsidiary of the Company operating in China, pleaded guilty to conspiring to violate the books and records provision of the FCPA. The USDC also entered a judgment in January 2015 approving our consent agreement with the SEC (the "Consent") to settle the SEC’s complaint charging violations of the books and records and internal control provisions of the FCPA.
As part of these resolutions, the Company agreed, among other things, to pay fines, disgorgement and prejudgment interest in an aggregate amount of $135 and to have a compliance monitor (the "monitor"). The monitor was replaced by the Company, which undertook self-reporting obligations for the remainder of the monitoring period. The DPA has expired, and the charges against the Company were dismissed with prejudice on February 5, 2018.
The Company was subject to a continued self-monitoring period, including the filing of periodic self-monitoring reports with the SEC, until the July 2018 expiry of the monitoring period under the Consent. The Company’s final self-monitoring report and certification of completion were filed on July 9, 2018, but the SEC retains the right under the Consent to request additional compliance-related information from the Company as part of the Company's self-monitoring. Third-party costs incurred in connection with self-monitoring and compliance with the Consent have not been material to date. While we do not anticipate material costs going forward, the Company's related obligations may be costly and/or time-consuming.
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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $303, including penalties and accrued interest. On April 18, 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $64 (including associated penalty and interest), subject to Federal Revenue appeal. The remaining $239 of the assessment was upheld at the second administrative level. On April 20, 2018, we appealed this decision in the third administrative level.
On October 3, 2017, Avon Brazil received a new tax assessment notice regarding IPI for 2014. The 2017 IPI assessment totals approximately $232, including penalties and accrued interest. In line with the other assessments received in the past, the Brazilian tax authorities assert that the structure adopted in 2005 has no valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. Avon will vigorously contest this assessment, and presented the first defense on November 1, 2017. On April 2, 2018, Avon was notified of an unfavorable decision at the first administrative level. On April 27, 2018, we filed an appeal in the second administrative level.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary for us to provide security to pursue further appeals in the judicial levels, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). However, other similar IPI assessments involving different periods (1998-2001) have been cancelled and officially closed in our favor by the second administrative level and in July 2017 we received the official cancellation of the 2002 assessment pursuant to the favorable decision discussed above. We believe that the 2012 and the 2017 IPI assessments are unfounded, however, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. At June 30, 2018, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil is no longer required to remit the taxes associated with IPI into a judicial deposit. While an increasing number of recent preliminary decisions have been in favor of the taxpayer, as of
June 30, 2018, we have concluded that it is appropriate to continue to recognize the associated IPI taxes as a liability. At June 30, 2018, the liability to the taxing authorities for this IPI tax increase was approximately $191 and was classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheets, and the judicial deposit was approximately $65 and was classified within prepaid expenses and other in our Consolidated Balance Sheets. The net liability that did not have a corresponding judicial deposit was approximately $126 at June 30, 2018, and the interest associated with this net liability has been and will continue to be recognized in other expense, net. Our cash flow from operations has benefited as compared to our earnings as we have recognized the expense and associated interest related to this IPI tax in our Consolidated Statements of Operations; however, since May 2016, we have not made a corresponding cash payment into a judicial deposit based on the preliminary injunction that is still in force. On June 12, 2018, we received a decision authorizing Avon to withdraw the amount held as a judicial deposit, substituting it by letter of guarantee, which was presented; on July 30, 2018, the funds were received in our bank account. The tax authorities have presented an appeal against that decision.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company's Consolidated Statements of Cash Flows as Avon Brazil would have to remit the liability owed to the taxing authorities (including the judicial

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
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
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at June 30, 2018 is approximately $13 and, accordingly, we have recognized a liability for this amount.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2018, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at March 31, 2018	$(797.3)	$(4.3)	$(92.8)	$3.4	$(891.0)
Other comprehensive income other than reclassifications	(126.2)	—	—	—	(126.2)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.1(1)	—	—	2.8	—	2.8
Total reclassifications into earnings	—	—	2.8	—	2.8
Balance at June 30, 2018	$(923.5)	$(4.3)	$(90.0)	$3.4	$(1,014.4)

Three Months Ended June 30, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at March 31, 2017	$(849.0)	$(4.3)	$(117.1)	$3.3	$(967.1)
Other comprehensive income other than reclassifications	9.3	—	—	.1	9.4
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(1)	—	—	3.1	—	3.1
Total reclassifications into earnings	—	—	3.1	—	3.1
Balance at June 30, 2017	$(839.7)	$(4.3)	$(114.0)	$3.4	$(954.6)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Six Months Ended June 30, 2018:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2017	$(829.6)	$(4.3)	$(95.7)	$3.4	$(926.2)
Other comprehensive income other than reclassifications	(93.9)	—	—	—	(93.9)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.3(1)	—	—	5.7	—	5.7
Total reclassifications into earnings	—	—	5.7	—	5.7
Balance at June 30, 2018	$(923.5)	$(4.3)	$(90.0)	$3.4	$(1,014.4)

Six Months Ended June 30, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2016	$(910.9)	$(4.3)	$(120.2)	$2.2	$(1,033.2)
Other comprehensive income other than reclassifications	71.2	—	—	1.2	72.4
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(1)	—	—	6.2	—	6.2
Total reclassifications into earnings	—	—	6.2	—	6.2
Balance at June 30, 2017	$(839.7)	$(4.3)	$(114.0)	$3.4	$(954.6)

(1) Gross amount reclassified to pension and postretirement expense, within other expense, net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.
Foreign exchange net loss of $9.6 and net gain of $6.4 for the three months ended June 30, 2018 and 2017, respectively, and a foreign exchange net losses of $3.7 and net gain of $9.8 for the six months ended June 30, 2018 and 2017, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.
9. SEGMENT INFORMATION
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, costs to implement ("CTI") restructuring initiatives (see Note 11, Restructuring Initiatives), a loss contingency related to a non U.S. pension plan (see Note 6, Employee Benefit Plans), certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2018	2017	2018	2017
Europe, Middle East & Africa	$500.7	$494.6	$1,069.1	$1,002.1
South Latin America	516.1	558.1	1,013.2	1,057.3
North Latin America	207.3	207.8	402.9	401.0
Asia Pacific	113.1	113.9	224.5	227.3
Total revenue from reportable segments	1,337.2	1,374.4	2,709.7	2,687.7
Other operating segments and business activities	14.7	21.5	35.7	41.3
Total revenue	$1,351.9	$1,395.9	$2,745.4	$2,729.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Profit	2018	2017	2018	2017
Segment Profit
Europe, Middle East & Africa	$74.4	$80.8	$148.8	$154.3
South Latin America	55.2	45.7	82.4	59.4
North Latin America	19.0	18.2	39.8	39.6
Asia Pacific	7.3	10.2	17.7	23.5
Total profit from reportable segments	$155.9	$154.9	$288.7	$276.8
Other operating segments and business activities	(.6)	(.3)	1.6	.6
Unallocated global expenses	(78.6)	(83.3)	(157.8)	(166.4)
CTI restructuring initiatives	(23.7)	(20.4)	(34.6)	(30.3)
Loss contingency	—	(18.2)	—	(18.2)
Operating profit	$53.0	$32.7	$97.9	$62.5
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
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2018 and December 31, 2017, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2018	December 31, 2017
Prepaid taxes and tax refunds receivable	$113.3	$111.6
Receivables other than trade	54.8	67.2
Prepaid brochure costs, paper and other literature(1)	13.9	64.8
Judicial deposit for Brazil IPI tax on cosmetics (Note 7)	65.0	—
Other	43.9	52.8
Prepaid expenses and other	$290.9	$296.4
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

At June 30, 2018 and December 31, 2017, other assets included the following:

Components of Other Assets	June 30, 2018	December 31, 2017
Deferred tax assets	$199.8	$203.8
Net overfunded pension plans	90.6	82.0
Capitalized software	81.8	85.2
Judicial deposits other than Brazil IPI tax (see below)	71.7	82.2
Judicial deposit for Brazil IPI tax on cosmetics (Note 7)	—	73.8
Long-term receivables	71.1	75.6
Trust assets associated with supplemental benefit plans	37.4	37.1
Tooling (plates and molds associated with our beauty products)	10.2	12.5
Other	11.3	14.0
Other assets	$573.9	$666.2
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
As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $202.4 before taxes, of which $35.3 was recorded during the six months ended June 30, 2018, in our Consolidated Statements of Operations. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $20 to $30 before taxes are expected to be recorded primarily in 2018. At this time we are unable to quantify the total costs to implement the restructuring initiatives that will be incurred through the time the Transformation Plan is fully implemented as we have not yet identified all actions to be taken.
Costs to Implement Restructuring Initiatives - Three and Six Months Ended June 30, 2018
During the three and six months ended June 30, 2018, we recorded costs to implement of $24.5 and $35.3 respectively, related to the Transformation Plan, in our Consolidated Statements of Operations. The costs consisted of the following:

•	net charges of $17.3 and $25.5, respectively, for employee-related costs, including severance benefits;

•	implementation costs of $4.7 and $5.7, respectively, primarily related to professional service fees;

•	accelerated depreciation of $.9 and $1.6, respectively;

•	inventory write-offs of $.4 and $1.1, respectively;

•	foreign currency translation adjustment charges of $.7 and $.7, respectively; and

•	contract termination and other net charges of $.5 and $.7, respectively.
Of the total costs to implement during the three months ended June 30, 2018, $24.1 was recorded in selling, general and administrative expenses and $.5 was recorded in cost of sales in our Consolidated Statement of Operations. Of the total costs to implement during the six months ended June 30, 2018, $34.2 was recorded in selling, general and administrative expenses and $1.1 was recorded in cost of sales.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Costs to Implement Restructuring Initiatives - Three and Six Months Ended June 30, 2017
During the three and six months ended June 30, 2017, we recorded costs to implement of $21.0 and $31.0, respectively, related to the Transformation Plan, in the Consolidated Statement of Operations. The costs consisted of the following:

•	net charges of $9.5, and $17.1, respectively, for employee-related costs, including severance benefits;

•	contract termination and other net charges of $10.8 and $12.2, respectively, associated with vacating our previous corporate headquarters;

•	implementation costs of $.2 and $.7, respectively, primarily related to professional service fees; and

•	accelerated depreciation of $.5 and $1.0, respectively.
Of the total costs to implement during the three months ended June 30, 2017, $21.0 was recorded in selling, general and administrative expenses. Of the total costs to implement during the six months ended June 30, 2017, $31.1 was recorded in selling, general and administrative expenses and a benefit of $.1 was recorded in cost of sales in our Consolidated Statement of Operations.
The tables below include restructuring costs such as employee-related costs, inventory write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.
The liability balance for the Transformation Plan as of June 30, 2018 is as follows:

	Employee-Related Costs	Inventory Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2017	$41.2	$—	$8.0	$—	$49.2
2018 charges	30.1	1.1	1.4	.7	33.3
Adjustments	(4.6)	—	(0.7)	—	(5.3)
Cash payments	(13.3)	—	(3.8)	—	(17.1)
Non-cash write-offs	—	(1.1)	—	(.7)	(1.8)
Foreign exchange	(2.0)	—	—	—	(2.0)
Balance at June 30, 2018	$51.4	$—	$4.9	$—	$56.3
The majority of cash payments, if applicable, associated with these charges are expected to be made during 2018.
The following table presents the restructuring charges incurred to date, under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan:

	Employee- Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Charges incurred to-date	$136.5	$2.0	$3.4	$36.7	$178.6
Estimated charges to be incurred on approved initiatives	6.6	—	—	6.8	13.4
Total expected charges on approved initiatives	$143.1	$2.0	$3.4	$43.5	$192.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plan, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	9.1	16.8	74.4
2017	.9	5.6	(.6)	(.5)	49.4	54.8
First quarter 2018	3.2	5.3	0.6	—	—	9.1
Second quarter 2018	4.7	(.1)	—	—	14.3	18.9
Charges incurred to-date	39.7	24.0	4.4	8.6	101.9	178.6
Estimated charges to be incurred on approved initiatives	.5	—	—	6.5	6.4	13.4
Total expected charges on approved initiatives	$40.2	$24.0	$4.4	$15.1	$108.3	$192.0
The charges above are not included in segment profit, as this excludes costs to implement restructuring initiatives. We expect our total costs to implement restructuring on approved initiatives to be an estimated $220 to $230 before taxes under the Transformation Plan. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the consolidated financial statements as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met.
Other Restructuring Initiatives
During the three and six months ended June 30, 2018, we recorded net benefits of $.8 and $.7, respectively, in selling, general and administrative expenses, in our Consolidated Statements of Operations, associated with other restructuring initiatives.
During the three and six months ended June 30, 2017, we recorded net benefits of $.7 and $.7, respectively, in selling, general and administrative expenses, in our Consolidated Statements of Operations, associated with other restructuring initiatives.
12. GOODWILL

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Net balance at December 31, 2017	$20.4	$72.7	$2.6	$95.7

Changes during the period ended June 30, 2018:
Foreign exchange	(1.7)	.9	—	(.8)
Net balance at June 30, 2018	$18.7	$73.6	$2.6	$94.9
13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The assets and liabilities measured at fair value on a recurring basis were immaterial at June 30, 2018 and December 31, 2017.
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2018 and December 31, 2017, respectively, consisted of the following:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$3.7	$3.7	$3.7	$3.7
Debt maturing within one year(1)	(12.0)	(12.0)	(25.7)	(25.7)
Long-term debt(1)	(1,630.3)	(1,502.3)	(1,872.2)	(1,718.6)
Foreign exchange forward contracts	(.6)	(.6)	—	—
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2018:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.5	Accounts payable	$1.1
Total derivatives not designated as hedges		$.5		$1.1
Total derivatives		$.5		$1.1

The following table presents the fair value of derivative instruments outstanding at December 31, 2017:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.2	Accounts payable	$.2
Total derivatives not designated as hedges		$.2		$.2
Total derivatives		$.2		$.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of June 30, 2018, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at June 30, 2018 and December 31, 2017, was exposed to floating interest rates.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which was amortized as a reduction of interest expense until repayment of the underlying debt obligations in June 2018, at which point the remaining unamortized balance was fully released to the Consolidated Statement of Operations. The net impact of the gain amortization was $1.3 and $6.0 for the three and six months ended June 30, 2018, respectively, and $1.2 and $2.4 for the three and six months ended June 30, 2017, respectively. At June 30, 2018, there was no unamortized deferred gain associated with the March 2012 interest-rate swap termination.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2018, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $57.0 for various currencies.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three and six months ended June 30, 2018, we recorded a loss of $4.0 and a loss of $3.1, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and six months ended June 30, 2018, we recorded a gain of $4.9 and a gain of $3.7, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three and six months ended June 30, 2017, we recorded gains of $1.7 and $2.2, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and six months ended June 30, 2017, we recorded losses of $2.7 and $3.9, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
15. DEBT
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. In December 2017, AIO entered into an amendment to the 2015 facility, which, among other things, modified the financial covenants (interest coverage and total leverage ratios) to provide the Company additional flexibility. As of June 30, 2018, there were no amounts outstanding under the 2015 facility. The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of June 30, 2018, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO, which, as of June 30, 2018, was approximately $33. As of June 30, 2018, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $367, could have been drawn down without violating any covenant.
Public Notes

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

In March 2013, we issued, in a public offering, $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 (the "5.00% Notes") and $250.0 principal amount of 6.95% Notes due March 15, 2043 (the "6.95% Notes") (collectively, the "2013 Notes"). In March 2009, we issued $350.0 principal amount of 6.50% Notes due March 1, 2019 (the "6.50% Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year, and interest on the 6.50% Notes are payable semi-annually on March 1 and September 1 of each year.
On June 18, 2018, we prepaid the remaining principal amount of our 6.50% Notes. The prepayment price was equal to the remaining principal amount of $237.8, plus a make-whole premium of $6.2 and accrued interest of $4.6. In connection with the prepayment, we incurred a loss on extinguishment of debt of $2.9 before tax in the second quarter of 2018 consisting of the $6.2 make-whole premium, and the write-off of $.3 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid, partially offset by a write off of a deferred gain of $3.6 associated with the March 2012 interest-rate swap agreement termination (see Note 14, Derivative Instruments and Hedging Activities).
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
16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of June 30, 2018, our annual effective tax rate, excluding discrete items, is 25.6% for 2018, as compared to 25.9% for 2017. The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2018 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. Withholding taxes are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended June 30, 2018 and 2017 was $36.7 and $33.6, respectively. Our effective tax rates for the three months ended June 30, 2018 and 2017 were (12,233.3)% and (275.4)%, respectively. The provision for income taxes for the six months ended June 30, 2018 and 2017 was $68.2 and $63.4, respectively. Our effective tax rates for the six months ended June 30, 2018 and 2017 were 675.2% and (335.4)%, respectively.
The effective tax rates in 2018 and 2017 were impacted by CTI restructuring charges, country mix of earnings and withholding taxes that are relatively consistent. The effective tax rate in 2018 was also negatively impacted by one-time tax reserves of $5.5 for the three months ended June 30, 2018 and $14.7 for the six months ended June 30, 2018 associated with our uncertain tax positions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

In its initial analysis of the impacts of the Tax Cuts and Job Act (the “Act”) at year end 2017, the Company made provisional estimates that may be adjusted in future periods as required. As part of the 2017 provisional estimate, we provided for the Global Intangible Low-Taxed Income tax ("GILTI"), a US tax on certain foreign earnings, as a period cost. While still provisional, the first-quarter and second-quarter 2018 provisions for income taxes has been calculated treating GILTI as a period cost. The Act has significant complexity. Expected implementation guidance from the Internal Revenue Service, clarifications of state tax law and the information analyzed during the completion of the Company’s 2017 tax return filings could impact these provisional estimates.

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
During the six months ended June 30, 2018, revenue increased 1% compared to the prior-year period, partially impacted by the unfavorable impact of foreign exchange. Constant $ revenue increased by 2%. Revenue and Constant $ revenue included a benefit of approximately 6% due to the impact of adopting the new revenue recognition standard. The 6% benefit was driven primarily by (i) the reclassification of fees paid by Representatives for brochures, late payments and payment processing from SG&A, and (ii) the timing of revenue recognition for sales incentives, as revenue recognized during the period for prior quarter sales incentives exceeded revenue deferred during the period for sales incentives not yet satisfied. Constant $ revenue was impacted by declines primarily in Brazil, partially due to a national transportation strike that affected sales and distribution, and to a lesser extent, in the United Kingdom, Mexico and South Africa. Constant $ revenue was negatively impacted by approximately 1% due to the national transportation strike in Brazil. These declines were partially offset by improved revenue growth management including inflationary pricing in Argentina. Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 4%, which was primarily driven by a decline in Brazil, and included an estimated 1% decline attributable to the national transportation strike. Average order in Constant $ increased 6%, including a benefit of approximately 6% due to the impact of adopting the new revenue recognition standard. Units sold decreased 4%, driven by a decline in Brazil.
Ending Representatives decreased by 4%. The decrease in Ending Representatives at June 30, 2018 as compared to the prior-year period was attributable to all segments, and primarily Brazil, North Latin America and Russia.
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
The Transformation Plan was designed to focus on cost savings and financial resilience in the first year, in order to support future investment in growth. In 2016, we estimate that we achieved cost savings of $120 before taxes when comparing to our costs in 2015, and we significantly strengthened the balance sheet. In 2017, we estimate that we achieved cost savings of $255 before taxes when comparing to our costs in 2015. These savings include both run-rate savings from 2016, along with in-year savings from current year initiatives. These savings have mostly been offset by the impact of inflation.
During the second quarter of 2018, we estimate that we achieved cost savings of $15 before taxes, and we expect to achieve our cost savings target of $65 before taxes for 2018. These savings include both run-rate savings from 2017, along with in-year savings from current year initiatives.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $202.4 before taxes associated with the Transformation Plan to-date. In connection with the restructuring actions approved to-date associated with the Transformation Plan, we expect to realize annualized cost savings of an estimated $120 to $130 before taxes, when comparing to our costs in 2015 before the Transformation Plan initiated. Also associated with the restructuring actions, during the second quarter of 2018, we realized cost savings of an estimated $30 before taxes, when comparing to our costs in 2015 before the Transformation Plan initiated. We are expected to achieve the majority of the annualized savings in 2018. In addition, we have realized savings from other cost-savings strategies that did not result in restructuring charges. For the market closures in Australia, New Zealand and Thailand, the expected annualized savings represented the operating loss no longer included within Avon's operating results as a result of no longer operating in the respective market. For actions that did not result in the closure of a market, the annualized savings represent the net reduction of expenses that will no longer be incurred by Avon. For additional details on restructuring initiatives, see Note 11, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
Immediate operational priorities
The Company is focusing on immediate corrective priorities and regaining competitive momentum, while also finalizing plans for Avon's long-term success. Our corrective priorities include focusing on Brazil to re-energize Representatives and strengthening our marketing plans, improving service quality, instituting a performance culture, training Representatives, strengthening and accelerating innovation core plans and expanding digital routes to market.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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
We also present gross margin, selling, general and administrative expenses as a percentage of revenue, operating profit, operating margin, income (loss) before taxes, income taxes and effective tax rate on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. See "Reconciliation of Non-GAAP Financial Measures" within "Results of Operations" in this MD&A for this quantitative reconciliation.
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

restructuring initiatives; 2) one-time tax reserves associated with our uncertain tax positions ("Special tax items"); and 3) a charge for a loss contingency related to a non-US pension plan ("Loss contingency").
The Special tax items includes the impact on the provision for income taxes in our Consolidated Statements of Operations during the first and second quarters of 2018 due to one-time tax reserves of approximately $9 and $6, respectively, associated with our uncertain tax positions.
The Loss contingency includes the impact on the Consolidated Statements of Operations during the second quarter of 2017 caused by a charge of approximately $18 for a loss contingency related to a non-US pension plan, for which an amendment to the plan that occurred in a prior year many not have been properly implemented.
See Note 11, Restructuring Initiatives, Note 6, Employee Benefit Plans and "Effective Tax Rate" in this MD&A for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	%/Basis Point Change	2018	2017	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$1,351.9	$1,395.9	(3)%	$2,745.4	$2,729.0	1%
Cost of sales	539.7	525.0	3%	1,119.4	1,042.1	7%
Selling, general and administrative expenses	759.2	838.2	(9)%	1,528.1	1,624.4	(6)%
Operating profit	53.0	32.7	62%	97.9	62.5	57%
Interest expense	34.5	36.1	(4)%	70.7	71.2	(1)%
Interest income	(3.5)	(3.1)	13%	(7.7)	(7.8)	(1)%
Other expense, net	19.4	11.9	63%	21.9	18.0	22%
Income (loss) before taxes	(0.3)	(12.2)	*	10.1	(18.9)	*
Net loss attributable to Avon	$(36.1)	$(45.5)	21%	$(56.4)	$(82.0)	31%

Diluted loss per share attributable to Avon	$(.09)	$(.12)	25%	$(.15)	$(.21)	29%

Advertising expenses(1)	$31.9	$33.3	(4)%	$61.1	$63.4	(4)%

Reconciliation of Non-GAAP Financial Measures
Gross margin	60.1%	62.4%	(230)	59.2%	61.8%	(260)
CTI restructuring	—%	—%	—	—%	—%	—
Adjusted gross margin	60.1%	62.4%	(230)	59.2%	61.8%	(260)

Selling, general and administrative expenses as a % of total revenue	56.2%	60.1%	(390)	55.7%	59.5%	(380)
CTI restructuring	(1.8)	(1.5)	20%	(1.2)	(1.1)	9%
Loss contingency	—	(1.3)	(100)%	—	(.7)	(100)%
Adjusted selling, general and administrative expenses as a % of total revenue	54.4%	57.3%	(290)	54.4%	57.7%	(330)

Operating profit	$53.0	$32.7	62%	$97.9	$62.5	57%
CTI restructuring	23.7	20.3	17%	34.6	30.3	14%
Loss contingency	—	18.2	(100)%	—	18.2	(100)%
Adjusted operating profit	$76.7	$71.2	8%	$132.5	$111.0	19%

Operating margin	3.9%	2.3%	160	3.6%	2.3%	130
CTI restructuring	1.8	1.5	20%	1.2	1.1	9%
Loss contingency	—	1.3	(100)%	—	.7	(100)%
Adjusted operating margin	5.7%	5.1%	60	4.8%	4.1%	70

Change in Constant $ Adjusted operating margin(2)

Income (loss) before taxes	$(0.3)	$(12.2)	(98)%	$10.1	$(18.9)	(153)%
CTI restructuring	23.7	20.3	17%	34.6	30.3	14%
Loss contingency	$—	$18.2	(100)%	$—	$18.2	(100)%
Adjusted income before taxes	$23.4	$26.3	(11)%	$44.7	$29.6	51%

Income taxes	(36.7)	(33.6)	9%	(68.2)	(63.4)	8%
CTI restructuring	—	(0.8)	(100)%	(2.1)	(1.8)	17%
Special tax items	5.5	—	—	14.7	—	100.0
Adjusted income taxes	$(31.2)	$(34.4)	(9)%	$(55.6)	$(65.2)	(15)%

Effective tax rate	(12,233.3)%	(275.4)%	*	675.2%	(335.4)%	*
Adjusted effective tax rate	133.3%	130.8%	250	124.4%	220.3%	*

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	%/Basis Point Change	2018	2017	%/Basis Point Change

Performance Metrics
Change in Active Representatives			(4)%			(4)%
Change in units sold			(5)%			(4)%
Change in Ending Representatives			(4)%			(4)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are recorded in selling, general and administrative expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended June 30, 2018
Revenue
During the three months ended June 30, 2018, revenue decreased 3% compared to the prior-year period, primarily due to the unfavorable impact of foreign exchange. Constant $ revenue increased 1%. Revenue and Constant $ revenue included a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. The 4% benefit was driven primarily by the reclassification of fees paid by Representatives for brochures, late payments and payment processing from SG&A. The impact of timing of revenue recognition for sales incentives was negligible. Constant $ revenue declined primarily in Brazil, partially due to a national transportation strike that affected sales and distribution, and to a lesser extent, the United Kingdom and South Africa. Constant $ revenue was negatively impacted by approximately 1% due to the national transportation strike in Brazil. These declines were partially offset by improved revenue growth management including inflationary pricing in Argentina. Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 4%, which was driven by South Latin America, primarily in Brazil, Europe, Middle East & Africa and North Latin America, and included an estimated 1% decline attributable to the national transportation strike in Brazil. The decrease in Active Representatives was partially offset by higher average order. Average order in Constant $ increased 6%, including a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. Units sold decreased 5%, driven by a decline in Brazil.
Ending Representatives decreased by 4%. The decrease in Ending Representatives at June 30, 2018 as compared to the prior-year period was attributable to all segments, and primarily Brazil, North Latin America and Russia.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Three Months Ended June 30,		% Change
	2018	2017	US$	Constant $
Beauty:
Skincare	$372.4	$396.3	(6)%	(2)%
Fragrance	347.8	366.7	(5)	—
Color	212.4	234.1	(9)	(5)
Total Beauty	932.6	997.1	(6)	(2)
Fashion & Home:
Fashion	185.9	200.8	(7)	(5)
Home	144.3	145.5	(1)	7
Total Fashion & Home	330.2	346.3	(5)	—
Net sales from reportable segments	$1,262.8	$1,343.4	(6)	(2)
Net sales from Other operating segments and business activities	6.0	10.1	(41)	(32)
Net sales	$1,268.8	$1,353.5	(6)	1
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 160 basis points and 60 basis points, respectively, compared to the same period of 2017, including a decline of 10 basis points due to the impact of adopting the new revenue recognition standard. The decline of 10 basis points was driven by the net negative impact to operating margin of prior quarter sales incentives satisfied during the period and sales incentives deferred during the period, impacted by the mix of products.The changes in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were offset by the inflationary impact on costs outpacing revenue growth. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin decreased 230 basis points and 230 basis points, respectively, compared to the same period of 2017, including a decline of 330 basis points due to the impact of adopting the new revenue recognition standard. The decline of 330 basis points was driven by (i) the reclassification of sales incentive costs from SG&A to cost of sales; and (ii) the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue and cost of sales, respectively.
Gross margin and Adjusted gross margin were primarily impacted by the following:

•	an increase of 70 basis points due to non-recurring net tax recoveries in Brazil; and

•	an increase of 40 basis points due to the favorable net impact of mix and pricing, driven by inflationary pricing in Argentina.
These items were partially offset by the following:

•	a decrease of 30 basis points due to higher supply chain costs, driven by higher material costs primarily in South Latin America, partially offset by Europe, Middle East and Africa.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 390 basis points and 290 basis points, respectively, compared to the same period of 2017, in each case including a benefit of 320 basis points due to the impact of adopting the new revenue recognition standard. The 320 basis point benefit was driven by (i) the reclassification of sales incentive costs from SG&A to cost of sales; and (ii) the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue and cost of sales, respectively. In addition, the selling, general and administrative expenses as a percentage of revenue comparison was favorably impacted by approximately 130 basis from a loss contingency recorded in the prior-year period related to a non-U.S. pension plan and approximately.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue were primarily impacted by the following:

•
an increase of 50 basis points from higher transportation costs, primarily in Brazil relating to inefficiencies caused by the national transportation strike, in the United Kingdom due to increased flexibility in order processing, further increases in delivery rates in Russia and an increase in fuel prices in Mexico;

•	an increase of 40 basis points from higher net brochure cost, primarily in Brazil, and to a lesser extent, in the United Kingdom and South Africa; and

•	a decrease of 60 basis points due to lower Representative, sales leader and field expense, primarily in South Latin America and North Latin America in line with sales performance.

Other Expenses
Interest expense decreased by approximately $2 and interest income was relatively unchanged compared to the prior-year period.
A loss on extinguishment of debt of $2.9 before tax was recorded in the second quarter of 2018 in connection with the prepayment of our 6.50% Notes. The loss of $2.9 consisted of the $6.2 make-whole premium, and the write-off of $.3 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid, partially offset by a write off of a deferred gain of $3.6 associated with the March 2012 interest-rate swap agreement termination (see Note 15, Debt, to the Consolidated Financial Statements).
Other expense, net, increased by approximately $8 compared to the prior-year period, primarily due to higher foreign exchange net losses in the current period as compared to the prior-year period, resulting in an unfavorable impact of approximately $15. This was partially offset by approximately $6 recorded for our proportionate share of New Avon's losses during the three months ended June 30, 2017. As the recorded investment balance in New Avon was zero at the end of the third quarter of 2017, we have not recorded any additional losses associated with New Avon since the third quarter of 2017. See Note 3, Investment in New Avon, to the Consolidated Financial Statements included herein for more information on New Avon.
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
Our effective tax rates for the three months ended June 30, 2018 and 2017 were (12,233.3)% and (275.4)%, respectively. The effective tax rates in 2018 and 2017 were also impacted by CTI restructuring charges, country mix of earnings and withholding taxes that are relatively consistent. The effective tax rate in the second quarter of 2018 was also negatively impacted by one-time tax reserves of approximately $6 associated with our uncertain tax positions.
Our Adjusted effective tax rates for the three months ended June 30, 2018 and 2017 were 133.3% and 130.8%, respectively. While the Adjusted effective tax rate is still high during the six months ended June 30, 2018, the absolute amount of Adjusted income taxes declined relative to 2017 as a result of our global business transformation.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 30 basis points to operating margin and Adjusted operating margin;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•
foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 20 basis points to operating margin and Adjusted operating margin; and

•
higher foreign exchange net losses on our working capital (classified within other expense, net in our Consolidated Statements of Operations) as compared to the prior year, resulting in an unfavorable impact of approximately $15 before tax on both a reported and Adjusted basis.

Six Months Ended June 30, 2018
Revenue
During the six months ended June 30, 2018, revenue increased 1% compared to the prior-year period, partially impacted by the unfavorable impact of foreign exchange. Constant $ revenue increased by 2%. Revenue and Constant $ revenue included a benefit of approximately 6% due to the impact of adopting the new revenue recognition standard. The 6% benefit was driven primarily by (i) the reclassification of fees paid by Representatives for brochures, late payments and payment processing from SG&A, and (ii) the timing of revenue recognition for sales incentives, as revenue recognized during the period for prior quarter sales incentives exceeded revenue deferred during the period for sales incentives not yet satisfied. Constant $ revenue was impacted by declines primarily in Brazil, partially due to a national transportation strike that affected sales and distribution, the United Kingdom, Mexico and South Africa. Constant $ revenue was negatively impacted by approximately 1% due to the national transportation strike in Brazil. These declines were partially offset by improved revenue growth management including inflationary pricing in Argentina. Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 4%, which was primarily driven by a decline in Brazil, and included an estimated 1% decline attributable to the national transportation strike. Average order in Constant $ increased 6%, including a benefit of approximately 6% due to the impact of adopting the new revenue recognition standard. Units sold decreased 4%, driven by a decline in Brazil.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Six Months Ended June 30,		% Change
	2,018	2017	US$	Constant $
Beauty:
Skincare	$761.5	$778.0	(2)%	(2)%
Fragrance	701.8	708.7	(1)	1
Color	448.1	473.3	(5)	(5)
Total Beauty	1,911.4	1,960.0	(2)	(2)
Fashion & Home:
Fashion	374.5	392.7	(5)	(5)
Home	273.7	278.6	(2)	2
Total Fashion & Home	648.2	671.3	(3)	(2)
Net sales from reportable segments	$2,559.6	$2,631.3	(3)	(2)
Net sales from Other operating segments and business activities	185.8	97.7	90	(15)
Net sales	$2,745.4	$2,729.0	1	2
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin and Adjusted operating margin increased 130 basis points and 70 basis points, respectively, compared to the same period of 2017, including a benefit of 50 basis points due to the impact of adopting the new revenue recognition standard. The benefit of 50 basis points was driven by the net positive contribution to operating margin of fourth quarter 2017 sales incentives satisfied during the six months ended June 30, 2018 and sales incentives deferred during the period, impacted by the mix of products. The changes in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were offset by the inflationary impact on costs outpacing revenue growth. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin and Adjusted gross margin both decreased 260 basis points compared to the same period of 2017, including a decline of 310 basis points due to the impact of adopting the new revenue recognition standard. The 320 basis point decline was

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

driven by (i) the reclassification of sales incentive costs from SG&A to cost of sales; and (ii) the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue and cost of sales, respectively.
Gross margin and Adjusted gross margin were primarily impacted by the following:

•	an increase of 30 basis points due to non-recurring net tax recoveries in Brazil;

•	an increase of 60 basis points due to the favorable net impact of mix and pricing, driven by inflationary pricing in Argentina;
These items were partially offset by the following:

•	a decrease of 50 basis points due to higher supply chain costs, driven by higher material costs primarily in South Latin America.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue decreased 380 basis points and 330 basis points, respectively, compared to the same period of 2017, in each case including a benefit of 370 basis points due to the impact of adopting the new revenue recognition standard. The 370 basis point benefit was driven by (i) the reclassification of sales incentive costs from SG&A to cost of sales; and (ii) the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue and cost of sales, respectively. In addition, the selling, general and administrative expenses as a percentage of revenue comparison was favorably impacted by approximately 70 basis from a loss contingency recorded in the prior-year period related to a non-U.S. pension plan and approximately.
Selling, general and administrative expenses as a percentage of revenue and Adjusted selling, general, and administrative expenses as a percentage of revenue were primarily impacted by the following:
an increase of 50 basis points from higher transportation costs, primarily in Brazil relating to inefficiencies caused by the national transportation strike, in the United Kingdom due to increased flexibility in order processing, further increases in delivery rates in Russia and an increase in fuel prices in Mexico; and

•	an increase of 30 basis points due to the impact higher net brochure expense primarily in Brazil, and to a lesser extent, in the United Kingdom and South Africa.
These items were partially offset by the following:

•	a decrease of 50 basis points from lower bad debt expense, primarily in Brazil, as the prior-year period was impacted by lower than anticipated collection of receivables;
Our expenses associated with employee incentive compensation plans did not have a significant year-on-year impact, as a benefit of approximately $9 mainly associated with a change in the way that we record our accrual in interim periods for 2018 employee incentive compensation plans was offset by an approximate $6 true-up to the accrual for 2017 employee incentive compensation plans which were paid in 2018. Our accrual for 2018 employee incentive compensation plan uses a phased approach that takes into account the relative contribution of the quarter’s performance to the total annual target. In both the six month ended June 30, 2018 and 2017, the accrual was adjusted for the latest estimate of bonus payout (based on full year performance), however, the year-on-year impact was immaterial.
Other Expenses
Interest expense decreased by approximately $1 and interest income was relatively unchanged compared to the prior-year period.
A loss on extinguishment of debt of $2.9 before tax was recorded in the second quarter of 2018 in connection with the prepayment of our 6.50% Notes. The loss of $2.9 consisted of the $6.2 make-whole premium, and the write-off of $.1 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid, partially offset by a write off of a deferred gain of $3.6 associated with the March 2012 interest-rate swap agreement termination (see Note 15, Debt, to the Consolidated Financial Statements).
Other expense, net, increased by approximately $4 compared to the prior-year period, primarily due to foreign exchange net losses in the current period as compared to net gains in the prior-year period, resulting in an unfavorable impact of approximately $15. This is partially offset by approximately $10 recorded for our proportionate share of New Avon's losses during the six months ended June 30, 2017. As the recorded investment balance in New Avon was zero at the end of the third

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

quarter of 2017, we have not recorded any additional losses associated with New Avon since the third quarter of 2017. See Note 3, Investment in New Avon, to the Consolidated Financial Statements included herein for more information on New Avon.
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
Our effective tax rates for the six months ended June 30, 2018 and 2017 were 675.2% and (335.4)%, respectively. The effective tax rates in 2018 and 2017 were also impacted by CTI restructuring charges, country mix of earnings and withholding taxes that are relatively consistent. The effective tax rate in 2018 was also negatively impacted by one-time tax reserves of approximately $15 associated with our uncertain tax positions.
Our Adjusted effective tax rates for the six months ended June 30, 2018 and 2017 were 124.4% and 220.3%, respectively. While the Adjusted effective tax rate is still high during the six months ended June 30, 2018, both the Adjusted effective tax rate and the absolute amount of Adjusted income taxes declined relative to 2017, as a result of our global business transformation.
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

•	foreign currency translation, which had an immaterial net impact to operating profit and Adjusted operating profit; and

•
foreign exchange net losses on our working capital (classified within other expense, net) as compared to net gains in the prior year, resulting in a year-over-year unfavorable impact of approximately $15 before tax on both a reported and Adjusted basis.

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
Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/ Basis Point Change
	2018	2017	US$	Constant $	2018	2017	US$	Constant $
Total revenue	$500.7	$494.6	1%	—%	$1,069.1	$1,002.1	7%	1%
Segment profit	74.4	80.8	(8)%	(9)%	148.8	154.3	(4)%	(9)%

Segment margin	14.9%	16.3%	(140)	(150)	13.9%	15.4%	(150)	(160)

Change in Active Representatives				(3)%				(2)%
Change in units sold				(3)%				(1)%
Change in Ending Representatives				(2)%				(2)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2018
Total revenue increased 1% compared to the prior-year period, primarily due to the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to multiple currencies. On a Constant $ basis, revenue was

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

relatively unchanged. Revenue and Constant $ revenue included a benefit of approximately 3% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted primarily by a decrease in Active Representatives, driven by a decline in Russia.
In Russia, revenue has decreased 5%. On a Constant $ basis, Russia's revenue increased 3%. Russia's revenue and Constant $ revenue included a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Russia was negatively impacted by a decrease in Active Representatives, offset by higher average order driven by growth in the Fragrance category. Revenue and Constant $ revenue in Russia was also impacted by lower consumption in the market.
In the United Kingdom, revenue decreased 3%, despite the favorable impact of foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 9%. The United Kingdom's revenue and Constant $ revenue included a benefit of 4% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the United Kingdom were negatively impacted by a decrease in Active Representatives, driven by the continuation of underlying field issues, partially offset by higher average order.
In South Africa, revenue decreased 4%, despite the favorable impact of foreign exchange. On a Constant $ basis, South Africa's revenue declined 7%. South Africa's revenue and Constant $ revenue included a benefit of 2% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in South Africa were negatively impacted by a decrease in Active Representatives, resulting from uncompetitive pricing and the application of stricter credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year.
Segment margin decreased 140 basis points, or 150 basis points on a Constant $ basis, including a decline of 40 basis points due to the impact of the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a decline of 60 basis points from higher advertising expense, primarily due to increased investment in the United Kingdom and Russia;

•	a decline of 50 basis points due to higher net brochure cost, primarily in the United Kingdom and in South Africa;

•
a decline of 50 basis points due to higher transportation costs, primarily in the United Kingdom, primarily relating to increased flexibility in order processing in the United Kingdom and further increases in delivery rates in Russia;

•	a decline of 30 basis points from higher variable distribution cost, primarily relating to increased flexibility in order processing in the United Kingdom; and

•	a benefit of 90 basis points due to higher gross margin primarily due to lower supply chain costs driven by material costs.
Six Months Ended June 30, 2018
Total revenue increased 7% compared to the prior-year period, primarily due to the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to multiple currencies. On a Constant $ basis, revenue increased 1%. Revenue and Constant $ revenue included a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives and lower average order. The decrease in Ending Representatives was primarily driven by decreases in the UK and South Africa.
In Russia, revenue increased 3%, despite the unfavorable impact of foreign exchange. On a Constant $ basis, Russia's revenue increased 4%. Russia's revenue and Constant $ revenue included a benefit of approximately 6% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Russia were negatively impacted by a decrease in Active Representatives. Revenue and Constant $ revenue in Russia was also negatively impacted by continued competitive pressures, lower consumption in the market and a decline in the Fashion & Home category.
In the United Kingdom, revenue decreased 1%, despite the favorable impact of foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 9%. The United Kingdom's revenue and Constant $ revenue included a benefit of 5% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the United Kingdom were negatively impacted by a decrease in Active Representatives, driven by the continuation of underlying field issues, partially offset by higher average order.
In South Africa, revenue grew 5%, primarily due to the favorable impact of foreign exchange. On a Constant $ basis, South Africa's revenue declined 3%. South Africa's revenue and Constant $ revenue included a benefit of 2% due to the impact of

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

adopting the new revenue recognition standard. Revenue and Constant $ revenue in South Africa were negatively impacted by a decrease in Active Representatives.
Segment margin decreased 150 basis points, or 160 basis points on a Constant $ basis, including a benefit of 20 basis points due to the impact of the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a decline of 60 basis points due to lower gross margin primarily caused by 70 basis points from the unfavorable impact of foreign currency transaction net losses;

•	a decline of 50 basis points from higher transportation costs, driven by further increases in delivery rates in Russia and increased flexibility in order processing in the United Kingdom;

•
a decline of 30 basis points due to the higher Representative, sales leader and field expense in Russia and Turkey, driven by increased investment and higher pay-outs to the field compared to the prior-year period; and

•	a decline of 20 basis points from higher advertising expense, primarily due to increased investment in the United Kingdom and Russia.
South Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2018	2017	US$	Constant $	2018	2017	US$	Constant $
Total revenue	$516.1	$558.1	(8)%	3%	$1,013.2	$1,057.3	(4)%	4%
Segment profit	55.2	45.7	21%	32%	82.4	59.4	39%	51%

Segment margin	10.7%	8.2%	250	230	8.1%	5.6%	250	260

Change in Active Representatives				(5)%				(6)%
Change in units sold				(6)%				(6)%
Change in Ending Representatives				(4)%				(4)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2018
Total revenue decreased 8% compared to the prior-year period, including the unfavorable impact of foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Argentinian peso and the Brazilian real. On a Constant $ basis, revenue increased 3%. Revenue and Constant $ revenue included a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, partially offset by higher average order. The decline in both Active Representatives and Ending Representatives was primarily driven by a decline in Brazil.
Revenue in Brazil decreased 13%, unfavorably impacted by foreign exchange. On a Constant $ basis, Brazil's revenue decreased 2%. Brazil's revenue and Constant $ revenue included a benefit of approximately 9% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, as well as lower average order. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products declined 7% and 6%, respectively, including a benefit of 2% and 2% due to the impact of the new revenue recognition standard. Constant $ revenue for the segment and for Brazil were both negatively impacted by approximately 3% and 6%, respectively, due to a national transportation strike that affected sales and distribution. In addition, revenue and Constant $ revenue in Brazil, as well as Active Representatives and Ending Representatives, continued to be impacted by lower consumption in the market.

Revenue in Argentina declined 16%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 22%. Argentina's revenue and Constant $ revenue included a decline of approximately 2% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Argentina benefited from higher average order, which was impacted by improved revenue growth management including inflationary pricing.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment margin increased 250 basis points, or 230 basis points on a Constant $ basis, including a decline of 90 basis points due to the impact of adopting the new revenue recognition standard. The increase in reported and Constant $ segment margin was primarily as a result of:

•
a benefit of 240 basis points due to higher gross margin primarily caused by 170 basis points due to non-recurring net tax recoveries in Brazil and 120 basis points from the favorable net impact of mix and pricing, partially offset by 70 basis points due to higher supply chain costs driven by higher material costs;

•	a benefit of 90 basis points due to lower Representative, sales leader and field expense, in line with sales performance;

•	a benefit of 60 basis points from lower bad debt expense, primarily in Brazil, as the prior-year period was impacted by lower than anticipated collection of receivables;

•	a decline of 70 basis points primarily related to higher transportation costs in Brazil, primarily driven by inefficiencies caused by the national transportation strike; and

•	a decline of 40 basis points due to higher net brochure cost, primarily due to an increase in brochure volumes in Brazil.

During the quarter ended June 30, 2018, primarily based on published estimates which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina has become a highly inflationary economy. Beginning July 1, 2018, we expect to apply highly inflationary accounting for our Argentinian subsidiary. As such, the functional currency for Argentina will change to U.S. dollar, which is the consolidated group's functional currency. When an entity operates in a highly inflationary economy, exchange gains and losses associated with monetary assets and liabilities resulting from changes in the exchange rate are recorded in income. Nonmonetary assets and liabilities, which include inventories and property, plant and equipment, are carried forward at their historical dollar cost, which will be calculated using the exchange rate at July 1, 2018. Our Argentinian operations contributed $150, or 5.5% of revenues, or $167, or 6.1% of Constant $ revenue in the six months ended June 30, 2018. Based on a sensitivity analysis, we anticipate that a 10% devaluation of the Argentinian peso from July 1, 2018 to September 30, 2018 would result in an immaterial impact on net income for the third quarter of 2018, driven by the net monetary liability position of Argentina as at June 30, 2018.
Six Months Ended June 30, 2018
Total revenue decreased 4% compared to the prior-year period, including the unfavorable impact of foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Argentinian peso and the Brazilian real. On a Constant $ basis, revenue increased 4%. Revenue and Constant $ revenue included a benefit of approximately 8% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, partially offset by higher average order driven by Argentina. The decline in Ending Representatives was primarily driven by a decline in Brazil.
Revenue in Brazil decreased 8%, unfavorably impacted by foreign exchange. On a Constant $ basis, Brazil's revenue decreased 2%. Brazil's revenue and Constant $ revenue included a benefit of approximately 10% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, as well as lower average order. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products declined 8% and 6%, respectively, including a benefit of 2% and 3% due to the impact of the new revenue recognition standard. The decline in Constant $ Beauty sales in Brazil was driven by weaker performance in Color, which was negatively impacted by competition. The challenging macroeconomic environment and lower consumption in the market continued to impact revenue and Constant $ revenue in Brazil, as well as Active Representatives and Ending Representatives. In addition, revenue and Constant $ revenue in Brazil, as well as Active Representatives and Ending Representatives, were also impacted by a national transportation strike which affected sales and distribution.

Revenue in Argentina declined 9%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 23%. Argentina's revenue and Constant $ revenue included a benefit of approximately 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Argentina benefited from higher average order, which was impacted by the continuous inflationary impact on pricing.
Segment margin increased 250 basis points, or 260 basis points on a Constant $ basis, with no net impact from adoption of the new revenue recognition standard. The increase in reported and Constant $ segment margin was primarily as a result of:

•
a benefit of 210 basis points due to higher gross margin including 90 basis points due to non-recurring net tax recoveries in Brazil, 110 basis points from the favorable net impact of mix and pricing and 40 basis points from the favorable impact of foreign currency net gains. These items were partially offset by 60 basis points due to higher supply chain costs driven by higher material costs;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a benefit of 150 basis points from lower net bad debt expense, primarily in Brazil, as the prior-year period was impacted by lower than anticipated collection of receivables;

•
a decline of 70 basis points due to higher transportation costs in Brazil, primarily driven by inefficiencies caused by the national transportation strike, and the unfavorable impact of declining revenue with respect to transportation costs; and

•	a decline of 70 basis points due to higher net brochure cost, primarily due to an increase in brochure volumes in Brazil.
North Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2018	2017	US$	Constant $	2018	2017	US$	Constant $
Total revenue	$207.3	$207.8	—%	3%	$402.9	$401.0	—%	—%
Segment profit	19.0	18.2	4%	9%	39.8	39.6	1%	(1)%

Segment margin	9.2%	8.8%	40	50	9.9%	9.9%	—	—

Change in Active Representatives				(5)%				(6)%
Change in units sold				(6)%				(8)%
Change in Ending Representatives				(8)%				(8)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2018
North Latin America consists largely of our Mexico business. Total revenue for the segment was relatively unchanged compared to the prior-year period, unfavorably impacted by foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 3%. Revenue and constant dollar revenue included a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, primarily in Mexico, partially offset by higher average order.
Revenue in Mexico increased 2%, despite the unfavorable impact of foreign exchange. On a Constant $ basis, Mexico's revenue increased 6%. Mexico's revenue and Constant $ revenue included a benefit of approximately 6% due to the impact of the new revenue recognition standard. The benefit of higher average order on revenue and Constant $ revenue was offset by a decrease in Active Representatives, impacted by lower Representative satisfaction, primarily resulting from quality issues in the Fashion & Home category in the first quarter of 2018.
Segment margin increased 40 basis points, or 50 basis points on a Constant $ basis, including a benefit of 60 basis points due to the impact of adopting the new revenue recognition standard. In each case, segment margin was also impacted by:

•	a net decline of 170 basis points due to higher fixed expenses, primarily related to personnel cost;

•	a decline of 70 basis points due to increased net bad debt expense primarily driven by lower payments in Mexico and political unrest in Nicaragua;

•	a decline of 40 basis points due to higher transportation costs, primarily related to an increase in fuel prices in Mexico;

•	a benefit of 210 basis points due to lower Representative, sales leader and field expense in line with sales performance; and

•	a benefit of 60 basis points from lower advertising expense as compared to the prior-year period.
Six Months Ended June 30, 2018
North Latin America consists largely of our Mexico business. Total revenue for the segment remained relatively unchanged compared to the prior-year period. On a Constant $ basis, revenue was also relatively unchanged. Revenue and constant dollar revenue included a benefit of approximately 5% due to the impact of the adopting new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives.
Revenue in Mexico increased 4%, which was favorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue increased 2%. Mexico's revenue and Constant $ revenue included a benefit of approximately 5% due to the impact of

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

the new revenue recognition standard. Revenue and Constant $ revenue in Mexico were negatively impacted by a decrease in Active Representatives primarily due to quality issues in the Fashion & Home category.
Segment margin was relatively unchanged. On a Constant $ basis, segment margin was also relatively unchanged, and included a benefit of 80 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a net decline of 190 basis points primarily due to higher fixed expenses, primarily related to personnel cost and the impact of the Constant $ revenue decline causing deleverage of our fixed expenses;

•	a decline of 60 basis points primarily due to an increase in fuel prices in Mexico;

•	a benefit of 120 basis points due to lower Representative, sales leader and field expense in line with sales performance; and

•	a benefit of 40 basis points from lower advertising expense as compared to the prior-year period.

Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2018	2017	US$	Constant $	2018	2017	US$	Constant $
Total revenue	$113.1	$113.9	(1)%	1%	$224.5	$227.3	(1)%	(1)%
Segment profit	7.3	10.2	(28)%	(21)%	17.7	23.5	(25)%	(19)%

Segment margin	6.5%	9.0%	(250)	(200)	7.9%	10.3%	(240)	(180)

Change in Active Representatives				(1)%				(1)%
Change in units sold				—%				(3)%
Change in Ending Representatives				(4)%				(4)%
`
Amounts in the table above may not necessarily sum due to rounding.
Effective from the first quarter of 2018, given that we will exit Australia and New Zealand during 2018, the results of Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment. The impact was not material to Asia Pacific or Other operating segments and business activities and is consistent with how we present other market exits.
Three Months Ended June 30, 2018
Total revenue decreased 1% compared to the prior-year period, due to the unfavorable impact of foreign exchange. On a Constant $ basis, revenue increased 1%. Revenue and constant dollar revenue included an increase of 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue benefited from higher average order, offset by a decrease in Active Representatives, most significantly in Malaysia. The decline in Ending Representatives was primarily driven by a decline in Malaysia.
Revenue in the Philippines decreased 3%, negatively impacted by the unfavorable impact of foreign exchange. On a Constant $ basis, revenue in the Philippines increased 2%. Revenue and Constant $ revenue in the Philippines included a benefit of 2% due to the impact of adopting the new revenue recognition standard, and continued to be negatively impacted by inventory system issues resulting in service disruption. The benefit of an increase in Active Representatives on revenue and Constant $ revenue in the Philippines was offset by lower average order.
Segment margin decreased 250 basis points, or 200 basis points on a Constant $ basis, including a decrease of 40 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•
a decline of 90 basis points from lower gross margin, primarily due to higher logistics cost in the Philippines to address service disruptions caused by the inventory system implementation earlier in the year;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a decline of 50 basis points due to higher fixed expenses primarily relating to the impairment of the inventory system implemented in the Philippines; and

•	a decline of 30 basis points due to higher advertising expense, primarily in China, related to celebrity and digital advertising to support growth.
Six Months Ended June 30, 2018
Total revenue decreased 1% compared to the prior-year period, due to the unfavorable impact of foreign exchange. On a Constant $ basis, revenue decreased 1%. Revenue and constant dollar revenue included a negligible benefit due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, most significantly in Malaysia. The decline in Ending Representatives was primarily driven by a decline in Malaysia.
Revenue in the Philippines declined 4%, negatively impacted by the unfavorable impact of foreign exchange. On a Constant $ basis, revenue in the Philippines remained relatively unchanged. Revenue and Constant $ revenue in the Philippines included a benefit of 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the Philippines were negatively impacted by lower average order, partially offset by an increase in Active Representatives. Revenue and Constant $ revenue in the region and the Philippines was also negatively impacted by inventory system implementation issues resulting in service disruption.
Segment margin decreased 240 basis points, or 180 basis points on a Constant $ basis, including a decline of 30 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a decline of 70 basis points related to higher Representative, sales leader and field expense, primarily due to investments in store upgrades and e-commerce in China;

•	a decline of 60 basis points primarily relating to the impairment of the inventory system implemented in the Philippines;

•
a decline of 50 basis points due to higher advertising expense, primarily in the Philippines, related to television advertising associated with our Color category, and in China, related to celebrity and digital advertising to support growth; and

•
a benefit of 30 basis points due to higher gross margin caused by 160 basis points from benefits in supply chain costs due to lower obsolescence and overhead costs, partially offset by 100 basis points due to higher logistics cost in the Philippines to address service disruptions caused by the inventory system implementation earlier in the year.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At June 30, 2018, we had cash and cash equivalents totaling approximately $444. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. On June 12, 2018, we received a decision authorizing Avon to withdraw the amount held as a judicial deposit relating to Brazil IPI taxes, substituting it by letter of guarantee, which was presented; on July 30, 2018, $68 was received (described more fully in Note 7, Contingencies, to the Consolidated Financial Statements included herein).
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
Cash Flows
Net Cash Provided (Used) by Continuing Operating Activities
Net cash used by continuing operating activities during the first six months of 2018 was approximately $107, as compared to net cash provided by continuing operations of approximately $11 during the first six months of 2017.
The approximate $118 unfavorable impact to the year-over-year comparison of net cash used by continuing operating activities was primarily due to higher inventory purchase, the timing of payments and a $10 contribution to the U.S. pension plan, partially offset by lower net receivables. Net cash used by continuing operations was also impacted by the make-whole payment and payment of accrued interest related to the 2019 bond prepayment, which totaled $11.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first six months of 2018 was approximately $50, as compared to approximately $40 during the first six months of 2017. The approximate $10 increase to net cash used by continuing investing activities was primarily due to higher capital expenditures.
Net Cash Used by Continuing Financing Activities
Net cash used by continuing financing activities during the first six months of 2018 was less than $252, as compared to approximately $13 during the first six months of 2017. The approximate $239 unfavorable impact to net cash used by continuing financing activities was primarily due to repayment of debt.
Capital Resources
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). Borrowings under the 2015 facility bear interest, at our option, at a rate per annum equal to LIBOR plus 250 basis points or a floating base rate plus 150 basis points, in each case subject to adjustment based upon a leverage-based pricing grid. In December 2017, AIO entered into an amendment to the 2015 facility, which, among other things, modified the financial covenants (interest coverage and total leverage ratios) to provide the Company additional flexibility. As of June 30, 2018, there were no amounts outstanding under the 2015 facility.
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
The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2015 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). As of June 30, 2018, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO, which, as of June 30, 2018, was approximately $33. As of June 30, 2018, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $367, could have been drawn down without violating any covenant. Depending on our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), it is possible that we may be non-compliant with our interest coverage or total leverage ratio absent the Company undertaking other alternatives to avoid noncompliance, such as obtaining additional amendments to the 2015 facility or repurchasing certain debt. If we were to be non-compliant with

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of June 30, 2018, there were no amounts outstanding under the 2015 facility.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of June 30, 2018, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at June 30, 2018 and December 31, 2017, was exposed to floating interest rates.
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

•
the effect of economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates; as well as the designation of Argentina as a highly inflationary economy, and the potential effect of such factors on our business, results of operations and financial condition;

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the Consolidated Financial Statements included herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended June 30, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/18	120,511	(1)	2.77	*	*
5/1 - 5/31/18	48,667	(1)	$2.65	*	*
6/1 - 6/30/18	9,089		2.69	*	*
Total	178,267		$2.73	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)
All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and performance restricted stock units.

Some of these share repurchases may reflect a delay from the actual transaction date.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

10.1	Performance-Contingent Restricted Stock Unit Award Agreement, for award granted effective March 14, 2018, between Avon Products, Inc. and Jan Zijderveld.

10.2	Option Agreement, for award granted effective March 14, 2018, between Avon Products, Inc. and Jan Zijderveld.

10.3	Sign-On Performance-Contingent Restricted Stock Unit Award Agreement, for award granted effective March 27, 2018, between Avon Products, Inc. and Jan Zijderveld.

10.4	Severance Benefit Letter Agreement and General Release of Claims, entered into on April 9, 2018 between the Company and Sheri McCoy.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	August 3, 2018	/s/ Laura Barbrook
Laura Barbrook
Vice President and Corporate
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.