Form 10-Q
period 2018-09-30
AVON PRODUCTS INC
filed 2018-11-02
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock (par value $0.25) outstanding at September 30, 2018 was 442,360,153.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	September 30, 2018	September 30, 2017
Net sales	$1,346.3	$1,378.2
Other revenue	77.9	39.6
Total revenue	1,424.2	1,417.8
Costs, expenses and other:
Cost of sales	538.4	550.0
Selling, general and administrative expenses	698.9	780.5
Operating profit	186.9	87.3
Interest expense	31.3	34.8
Interest income	(4.3)	(3.4)
Other (income) expense, net	(22.2)	7.9
Total other expenses	4.8	39.3
Income before income taxes	182.1	48.0
Income taxes	(68.3)	(36.1)
Net income	113.8	11.9
Net loss attributable to noncontrolling interests	0.7	0.6
Net income attributable to Avon	$114.5	$12.5
Earnings per share:
Basic attributable to Avon	$0.21	$0.01
Diluted attributable to Avon	0.21	0.01
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
(In millions, except per share data)	September 30, 2018	September 30, 2017
Net sales	$3,924.7	$4,029.8
Other revenue	244.9	117.0
Total revenue	4,169.6	4,146.8
Costs, expenses and other:
Cost of sales	1,657.8	1,592.1
Selling, general and administrative expenses	2,227.0	2,404.9
Operating profit	284.8	149.8
Interest expense	102.0	106.0
Loss on extinguishment of debt	2.9	—
Interest income	(12.0)	(11.2)
Other (income) expense, net	(0.3)	25.9
Total other expenses	92.6	120.7
Income before income taxes	192.2	29.1
Income taxes	(136.5)	(99.5)
Net income (loss)	55.7	(70.4)
Net loss attributable to noncontrolling interests	2.4	0.9
Net income (loss) attributable to Avon	58.1	$(69.5)
Earnings (loss) per share:
Basic attributable to Avon	0.09	(0.20)
Diluted attributable to Avon	0.09	(0.20)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2018	September 30, 2017
Net income	$113.8	$11.9
Other comprehensive income:
Foreign currency translation adjustments	(3.8)	13.6
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.1 and $0.0	2.1	6.5
Total other comprehensive (loss) income, net of income taxes	(1.7)	20.1
Comprehensive income	112.1	32.0
Less: comprehensive loss attributable to noncontrolling interests	(0.9)	(0.6)
Comprehensive income attributable to Avon	$113.0	$32.6
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017
Net income (loss)	$55.7	$(70.4)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(97.8)	85.1
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.4 and $0.0	7.8	12.7
Other comprehensive income related to New Avon investment, net of taxes of $0.0	—	1.2
Total other comprehensive (loss) income, net of income taxes	(90.0)	99.0
Comprehensive (loss) income	(34.3)	28.6
Less: comprehensive loss attributable to noncontrolling interests	(2.8)	(0.7)
Comprehensive (loss) income attributable to Avon	$(31.5)	$29.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 (Audited) and September 30, 2018 (Unaudited)

(In millions)	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$452.6	$881.5
Accounts receivable, net	374.3	457.2
Inventories	682.2	598.2
Prepaid expenses and other	264.2	296.4
Total current assets	1,773.3	2,233.3
Property, plant and equipment, at cost	1,395.3	1,481.9
Less accumulated depreciation	(771.3)	(779.2)
Property, plant and equipment, net	624.0	702.7
Goodwill	92.8	95.7
Other assets	584.5	666.2
Total assets	$3,074.6	$3,697.9
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$16.3	$25.7
Accounts payable	764.8	832.2
Accrued compensation	105.2	130.3
Other accrued liabilities	391.5	405.6
Sales taxes and taxes other than income	114.9	153.0
Income taxes	25.5	12.8
Total current liabilities	1,418.2	1,559.6
Long-term debt	1,630.8	1,872.2
Employee benefit plans	132.3	150.6
Long-term income taxes	132.7	84.9
Long-term sales taxes and taxes other than income	—	193.1
Other liabilities	77.6	84.4
Total liabilities	3,391.6	3,944.8

Commitments and contingencies (Note 7)
Series C convertible preferred stock	485.9	467.8

Shareholders’ Deficit
Common stock	190.3	189.7
Additional paid-in capital	2,299.1	2,291.2
Retained earnings	2,318.4	2,320.3
Accumulated other comprehensive loss	(1,015.9)	(926.2)
Treasury stock, at cost	(4,602.3)	(4,600.0)
Total Avon shareholders’ deficit	(810.4)	(725.0)
Noncontrolling interests	7.5	10.3
Total shareholders’ deficit	(802.9)	(714.7)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,074.6	$3,697.9
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net income (loss)	$55.7	$(70.4)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation	61.1	63.4
Amortization	20.3	22.2
Provision for doubtful accounts	126.9	168.5
Provision for obsolescence	22.5	27.7
Share-based compensation	9.5	22.0
Foreign exchange losses	12.5	12.0
Deferred income taxes	(28.5)	15.4
Revaluation of Argentinian monetary assets and liabilities	(8.5)	—
Brazil IPI tax release	(194.7)	—
Other (1)	14.2	37.0
Changes in assets and liabilities:
Accounts receivable	(93.4)	(170.1)
Inventories	(131.8)	(71.6)
Prepaid expenses and other	(38.2)	18.0
Accounts payable and accrued liabilities	(30.7)	(51.1)
Income and other taxes	74.1	(15.3)
Noncurrent assets and liabilities	60.7	27.3
Net cash (used) provided by operating activities of continuing operations	(68.3)	35.0
Cash Flows from Investing Activities
Capital expenditures	(71.0)	(66.7)
Disposal of assets	2.3	3.3
Dividend received from New Avon	—	22.0
Other investing activities	(3.3)	(0.1)
Net cash used by investing activities of continuing operations	(72.0)	(41.5)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	(6.8)	(0.7)
Repayment of debt	(238.9)	(2.3)
Repurchase of common stock	(3.1)	(6.6)
Other financing activities (1)	(6.3)	(0.2)
Net cash used by financing activities of continuing operations	(255.1)	(9.8)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	—	(7.5)
Net cash used by discontinued operations	—	(7.5)
Effect of exchange rate changes on cash and cash equivalents	(33.5)	33.2
Net (decrease) increase in cash and cash equivalents	(428.9)	9.4
Cash and cash equivalents at beginning of year	881.5	654.4
Cash and cash equivalents at end of period	$452.6	$663.8

(1) In our second quarter 2018 Form 10-Q, our Consolidated Statements of Cash Flows presented the payment of a make-whole premium of $6.2, relating to the prepayment of our 6.50% Notes, within cash flows from operating activities; however, this amount should have been presented within cash flows from financing activities. This has been reclassified to cash flows from financing activities for the nine months ended September 30, 2018.
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
Argentina Currency
During the quarter ended June 30, 2018, based on published official exchange rates which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina had become a highly inflationary economy. From July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary. As such, the functional currency for Argentina has changed to the U.S. dollar, which is the consolidated group's reporting currency. When an entity operates in a highly inflationary economy, exchange gains and losses associated with monetary assets and liabilities resulting from changes in the exchange rate are recorded in income. Nonmonetary assets and liabilities, which include inventories, property, plant and equipment and contract liabilities, are carried forward at their historical dollar cost, which was calculated using the exchange rate at June 30, 2018.
As a result of the devaluation of the Argentinian peso of approximately 30% from June 30, 2018 to September 30, 2018, operating profit was negatively impacted approximately $4, largely in cost of sales in our Consolidated Income Statements, primarily due to inventory being accounted for at its historical dollar cost. During the three months ended September 30, 2018, we also recorded a benefit during the period of approximately $9 in other expense, net primarily associated with the net monetary liability position of Argentina, and an approximate $2 negative impact on income taxes, both in our Consolidated Income Statements.
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
i) Sale of Beauty and Fashion & Home products to Representatives
We generate the majority of our revenue through the sale of Beauty and Fashion & Home products. A Representative contacts her customers directly, selling primarily through our brochure (whether paper or online), which highlights new products and special promotions (or incentives) for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is typically generated every three to four weeks. A purchase order is processed and the products are picked at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for her or his own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.
A Representative Agreement, which outlines the basic terms of the agreement between Avon and the Representative, combined with a purchase order, constitutes a contract for the purposes of Accounting Standards Codification Topic (“ASC”), Revenue from Contracts with Customers ("ASC 606").
Revenue from Contracts with Customers
We account for individual products and services separately in the contract if they are distinct (i.e., if a product or service is separately identifiable from the other items in the contract and if a Representative can benefit from the product or service on its own or with other resources that are readily available), which is recognized at a point in time, when control of a product is transferred to a Representative. In addition, we offer incentives to Representatives to support sales growth. Certain of these sales incentives are distinct promises to a Representative, and therefore are a separate performance obligation. As a result, revenue is allocated to the performance obligation for sales incentives and is deferred on the balance sheet until the associated performance obligations are satisfied.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Performance obligation - Avon products and appointment kits
The Representative purchases Avon products and appointment kits through a purchase order. Avon offers appointment kits for purchase to Representatives, which may contain various Avon products. We recognize revenue for Avon products and appointment kits in net sales in our Consolidated Statements of Operations when the Representative obtains control of the products, which occurs upon delivery of the product to the Representative. Transaction price is the amount we expect to receive in exchange for those products adjusted for variable consideration as discussed above and the estimated SSP of other performance obligations as discussed below. The cost of these products and appointment kits is recognized in cost of sales in our Consolidated Statements of Operations.
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
Certain benefits within status programs, loyalty points, prospective discounts and certain other sales incentives constitute a material right and, therefore, a distinct performance obligation in the contract with the Representative. Transaction price is allocated to the material right (performance obligation) based on estimated SSP and is deferred on the balance sheet until the associated performance obligations are satisfied. The cost of incentives is presented in inventories in our Consolidated Balance Sheets. We recognize revenue allocated to the material right in net sales in our Consolidated Statements of Operations at the point in time that the Representative receives the benefits of the material right or obtains control of the products, which occurs upon delivery to the Representative or upon expiration of the material right. For sales incentives that are delivered with the associated products order (such as gift with purchase), no deferral is required.
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
We often charge the Representative for shipping and handling (including order processing) and payment processing activities on the invoice, and such activities are considered to be fulfillment costs. The consideration received represents part of the transaction price in the contract that is allocated to the performance obligations in the contract. We recognize revenue for fulfillment activities in other revenue in our Consolidated Statements of Operations when such services are provided to the Representative. The cost of these activities is recognized in selling, general and administrative expenses in our Consolidated Statements of Operations.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time, when control of a product is transferred to a customer:

	Three Months Ended September 30, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$133.7	$137.8	$38.2	$29.3	$339.0	$—	$339.0
Fragrance	139.5	113.8	54.9	23.7	331.9	—	331.9
Color	80.1	76.5	21.2	14.2	192.0	—	192.0
Total Beauty	353.3	328.1	114.3	67.2	862.9	—	862.9
Fashion & Home:
Fashion	58.9	46.0	25.1	44.7	174.7	—	174.7
Home	8.7	68.6	56.0	6.8	140.1	.2	140.3
Total Fashion & Home	67.6	114.6	81.1	51.5	314.8	.2	315.0
Brazil IPI tax release *	—	168.4	—	—	168.4	—	168.4
Net sales	420.9	611.1	195.4	118.7	1,346.1	.2	1,346.3
Representative fees	21.8	33.7	11.6	1.8	68.9	.1	69.0
Other	.2	.6	—	—	.8	8.1	8.9
Other revenue	22.0	34.3	11.6	1.8	69.7	8.2	77.9
Total revenue	$442.9	$645.4	$207.0	$120.5	$1,415.8	$8.4	$1,424.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Nine Months Ended September 30, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$457.4	$423.4	$128.8	$90.9	$1,100.5	$6.4	$1,106.9
Fragrance	446.5	363.9	160.9	62.4	1,033.7	2.9	1,036.6
Color	299.0	237.9	62.8	40.3	640.0	4.8	644.8
Total Beauty	1,202.9	1,025.2	352.5	193.6	2,774.2	14.1	2,788.3
Fashion & Home:
Fashion	211.5	142.4	70.1	125.2	549.2	3.0	552.2
Home	25.6	213.1	153.9	21.2	413.8	2.0	415.8
Total Fashion & Home	237.1	355.5	224.0	146.4	963.0	5.0	968.0
Brazil IPI tax release *	—	168.4	—	—	168.4	—	168.4
Net sales	1,440.0	1,549.1	576.5	340.0	3,905.6	19.1	3,924.7
Representative fees	71.5	105.1	33.4	4.9	214.9	2.0	216.9
Other	.5	4.4	—	.1	5.0	23.0	28.0
Other revenue	72.0	109.5	33.4	5.0	219.9	25.0	244.9
Total revenue	$1,512.0	$1,658.6	$609.9	$345.0	$4,125.5	$44.1	$4,169.6
* Includes the impact of the Brazil IPI tax release, which was recorded in net sales and other (income) expense, net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements (See Note 7, Contingencies for further information).
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
The following table provides information about receivables and contract liabilities from contracts with customers at September 30, 2018:

September 30, 2018
Accounts receivable, net of allowances of $104.7	$374.3
Contract liabilities	$73.6
At January 1, 2018 and September 30, 2018 we had a contract liability of $91.8 and $73.6, respectively, relating to certain material rights (loyalty points, status program and prospective discounts). During the nine months ended September 30, 2018, we recognized $86.1 of revenue related to the contract liability balance at January 1, 2018, as the result of performance obligations satisfied. In addition, we deferred an additional $68.5 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

liability balance is attributable to foreign exchange differences arising on the translation of the balance as at September 30, 2018 as compared with December 31, 2017.
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
Performance obligations - Avon products and appointment kits
We recognize revenue for Avon products and appointment kits in net sales in our Consolidated Statements of Operations when the Representative obtains control of the products, which occurs upon delivery of the product to the Representative. Transaction price is the amount we expect to receive in exchange for those products adjusted for variable consideration, such as sales returns and past due fees, and the estimated SSP of other performance obligations, such as sales incentives. Revenue allocated to the material right (performance obligation) for sales incentives is deferred on the balance sheet until the associated performance obligations are satisfied. The cost of these products and appointment kits is recognized in cost of sales in our Consolidated Statements of Operations.
Under our historical accounting, we recognized revenue for Avon products in net sales in our Consolidated Statements of Operations upon delivery of the product to the Representative. We recognized revenue for appointment kits sold to Representatives as a reduction of selling, general and administrative expenses in our Consolidated Statements of Operations, and the associated cost was recognized in selling, general and administrative expenses in our Consolidated Statements of Operations. Revenue was adjusted for expected sales returns.
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
Under our historical accounting, all brochure costs were initially deferred to prepaid expenses and other in our Consolidated Balance Sheets and were charged to selling, general and administrative expenses in our Consolidated Statements of Operations over the campaign length. In addition, fees charged to Representatives for brochures were initially deferred and presented as a reduction of prepaid expenses and other in our Consolidated Balance Sheets, and were recorded as a reduction of selling, general and administrative expenses in our Consolidated Statements of Operations over the campaign length.
Fulfillment activities and late payment fees - We often charge the Representative for shipping and handling (including order processing) and payment processing activities on the invoice, and such activities are considered to be fulfillment costs. The consideration received represents part of the transaction price in the contract that is allocated to the performance obligations in the contract. We recognize revenue for fulfillment activities in other revenue in our Consolidated Statements of Operations when such services are provided to the Representative. The cost of these activities is recognized in selling, general and administrative expenses in our Consolidated Statements of Operations. Late payment fees are recorded in other revenue in our Consolidated Statements of Operations when collected.
Under our historical accounting, revenue for shipping and handling (including order processing) activities was recorded in other revenue in our Consolidated Statements of Operations. However, the revenue for payment processing activities and late payment fees were recognized as a reduction of selling, general and administrative expenses in our Consolidated Statements of Operations. The cost of these activities was recognized in selling, general and administrative expenses in our Consolidated Statements of Operations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Impacts on consolidated financial statements
The following tables summarize the impacts of adopting ASC 606 on the Company's consolidated financial statements for the three months ended September 30, 2018:

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Operations	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Revenue
Net sales	$1,346.3	$2.8	(1)	$1,349.1
Other revenue	77.9	(48.3)	(2)	29.6
Total revenue	1,424.2	(45.5)		1,378.7

Costs and expenses
Cost of sales	538.4	(69.9)	(3)	468.5
Selling, general and administrative expenses	698.9	16.3	(4)	715.2
Operating profit	186.9	8.1		195.0
Income before income taxes	182.1	8.1		190.2
Income taxes	(68.3)	(.7)		(69.0)
Net income	113.8	7.4		121.2
Net income attributable to Avon	114.5	7.4		121.9
(1) Primarily relates to net impact of the timing of recognition of sales incentives, partially offset by appointment kits, which were reclassified from SG&A.
(2) Relates to Representative fees (primarily brochure fees, late payment fees and certain other fees), which were reclassified from SG&A. Brochure fees were also impacted by the timing of recognition.
(3) Primarily relates to the cost of sales incentives, the cost of brochures paid for by Representatives and the cost of appointment kits, which were reclassified from SG&A. The cost of sales incentives and the cost of brochures were also impacted by the timing of recognition.
(4) Relates to the cost of sales incentives, which were reclassified to cost of sales and were also impacted by the timing of recognition. This was partially offset by Representative fees, which were reclassified to other revenue, and appointment kits, which were reclassified to net sales and cost of sales.

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Other Comprehensive Income	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net income	113.8	$7.4	$121.2
Foreign currency translation adjustments	(3.8)	(1.6)	(5.4)
Total other comprehensive loss, net of income taxes	(1.7)	(1.6)	(3.3)
Comprehensive income	112.1	5.8	117.9
Comprehensive income attributable to Avon	113.0	5.8	118.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The following tables summarize the impacts of adopting ASC 606 on the Company's consolidated financial statements for the nine months ended September 30, 2018:

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Operations	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Revenue
Net sales	$3,924.7	$(30.3)	(1)	$3,894.4
Other revenue	244.9	(153.6)	(2)	91.3
Total revenue	4,169.6	(183.9)		3,985.7

Costs and expenses
Cost of sales	1,657.8	(208.5)	(3)	1,449.3
Selling, general and administrative expenses	2,227.0	37.6	(4)	2,264.6
Operating profit	284.8	(13.0)		271.8
Income before income taxes	192.2	(13.0)		179.2
Income taxes	(136.5)	3.0		(133.5)
Net income	55.7	(10.0)		45.7
Net income attributable to Avon	58.1	(10.0)		48.1
(1) Primarily relates to appointment kits, which were reclassified from SG&A, partially offset by the timing of recognition of sales incentives.
(2) Relates to Representative fees (primarily brochure fees, late payment fees and certain other fees), which were reclassified from SG&A. Brochure fees were also impacted by the timing of recognition.
(3) Primarily relates to the cost of sales incentives, the cost of brochures paid for by Representatives and the cost of appointment kits, which were reclassified from SG&A. The cost of sales incentives and the cost of brochures were also impacted by the timing of recognition.
(4) Relates to the cost of sales incentives, which were reclassified to cost of sales and were also impacted by the timing of recognition. This was partially offset by Representative fees, which were reclassified to other revenue, and appointment kits, which were reclassified to net sales and cost of sales.

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Other Comprehensive Income	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net income	$55.7	$(10.0)	$45.7
Foreign currency translation adjustments	(97.8)	(2.9)	(100.7)
Total other comprehensive loss, net of income taxes	(90.0)	(2.9)	(92.9)
Comprehensive loss	(34.3)	(12.9)	(47.2)
Comprehensive loss attributable to Avon	(31.5)	(12.9)	(44.4)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Balance Sheets	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Assets
Accounts receivable, net	$374.3	$(10.9)	(1)	$363.4
Inventories	682.2	(40.1)	(2)	642.1
Prepaid expenses and other	264.2	46.4	(2)	310.6
Other assets	584.5	(10.2)	(3)	574.3
Total assets	3,074.6	(14.8)		3,059.8
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Other accrued liabilities	391.5	(38.7)	(4)	352.8
Income taxes	25.5	(3.0)		22.5
Total current liabilities	1,418.2	(41.7)		1,376.5
Other liabilities	77.6	(1.3)		76.3
Total liabilities	3,391.6	(43.0)		3,348.6
Retained earnings	2,318.4	31.1	(5)	2,349.5
Accumulated other comprehensive loss	(1,015.9)	(2.9)		(1,018.8)
Total Avon shareholders’ deficit	(810.4)	28.2		(782.2)
Total shareholders’ deficit	(802.9)	28.2		(774.7)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	3,074.6	(14.8)		3,059.8
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
(5) Relates to the $41.1 cumulative-effect adjustment upon adoption of ASC 606, partially offset by the year-to-date $10.0 net loss adjustment.

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Cash Flows	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net income	$55.7	$(10.0)	$45.7
Other	14.2	(2.9)	11.3
Changes in assets and liabilities:
Accounts receivable	(93.4)	2.3	(91.1)
Inventories	(131.8)	0.8	(131.0)
Prepaid expenses and other	(38.2)	5.3	(32.9)
Accounts payable and accrued liabilities	(30.7)	9.8	(20.9)
Income and other taxes	74.1	(3.0)	71.1
Noncurrent assets and liabilities	60.7	(2.3)	58.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Other Accounting Standards Implemented
ASU 2017-07, Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. This new guidance requires entities to (1) disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current employee compensation costs in the Consolidated Statements of Operations and (2) present the other components of net periodic benefit costs below operating profit in other expense, net. We adopted this new accounting guidance effective January 1, 2018. The new accounting guidance was applied retrospectively and increased our operating profit for the three and nine months ended September 30, 2017 by $4.3 and $6.5 respectively, but had no impact on net loss.
ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities to align the hedge accounting model more closely with risk management practices, and to simplify its application. Among other things, the new guidance eliminates the requirement to separately measure and report hedge ineffectiveness. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. We early adopted ASU 2017-12 effective July 1, 2018 and initiated a new hedging program during the third quarter 2018 to hedge foreign exchange risk relating to forecasted transactions. The adoption did not have a material impact on our Consolidated Financial Statements.
Accounting Standards to be Implemented
ASU 2016-02, Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all assets and liabilities arising from leases to be recognized in our Consolidated Balance Sheets. We intend to adopt this new accounting guidance effective January 1, 2019.
In July 2018, the FASB added an optional transition method which we will elect upon adoption of the new standard. This allows us to recognize and measure leases existing at January 1, 2019 without restating comparative information. In addition, we will elect to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification.
While we are continuing to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of right of use assets and lease liabilities for operating leases of approximately $210 to $260 as of January 1, 2019. We expect our accounting for finance leases to remain substantially unchanged.
ASU 2018-02, Income Statement - Reporting Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the 2017 enactment of U.S. tax reform legislation (the "Act") on items within accumulated other comprehensive income (loss) to retained earnings. We intend to adopt this new accounting guidance effective January 1, 2019 and have elected not to reclassify the disproportionate income tax effects of the Act from accumulated other comprehensive income (loss) to retained earnings.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2018	2017	2018	2017
Numerator attributable to Avon:
Net income (loss) attributable to Avon	$114.5	$12.5	$58.1	$(69.5)
Less: Earnings (loss) allocated to participating securities	1.4	.2	.7	(.9)
Less: Earnings allocated to convertible preferred stock	18.8	5.8	18.1	17.2
Income (loss) allocated to common shareholders	94.3	6.5	39.3	(85.8)
Denominator:
Basic EPS weighted-average shares outstanding	442.3	440.0	441.8	439.5
Diluted effect of assumed conversion of stock options	—	—	—	—
Diluted effect of assumed conversion of preferred stock	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	442.3	440.0	441.8	439.5
Earnings (loss) per Common Share attributable to Avon:
Basic	$.21	$.01	$.09	$(.20)
Diluted	.21	.01	.09	(.20)
Amounts in the table above may not necessarily sum due to rounding.
During the three and nine months ended September 30, 2018, and three months ended September 30, 2017, we did not include stock options to purchase 18.1 million, 17.6 million and 18.4 million shares, respectively, of Avon common stock in the calculation of diluted EPS because the exercise prices of those options were greater than the average market price. During the nine months ended September 30, 2017, we did not include stock options to purchase 16.9 millions shares of Avon common stock in the calculation of diluted EPS as we had a net loss and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation.
For the three and nine months ended September 30, 2018 and 2017, it is more dilutive to assume the series C convertible preferred stock is not converted into common stock; therefore, the weighted-average shares outstanding were not adjusted by the as-if converted series C convertible preferred stock because the effect would be anti-dilutive. The inclusion of the series C convertible preferred stock would increase the net earnings per share for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and decrease the net loss per share for the nine months ended September 30, 2017. If the as-if converted series C convertible preferred stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2018 and 2017. See Note 4, Related Party Transactions.
We purchased approximately 1.1 million shares of Avon common stock for $3.1 during the first nine months of 2018, as compared to approximately 1.5 million shares of Avon common stock for $6.6 during the first nine months of 2017, through acquisition of stock from employees in connection with tax payments upon the vesting of restricted stock units and performance restricted stock units.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Our recorded investment balance in New Avon at September 30, 2018 and December 31, 2017 was zero.
Summarized financial information related to New Avon is shown below:

	Nine Months Ended September 30,
	2018	2017
Total revenue	$468.9	$527.7
Gross profit	272.1	322.9
Net loss	(67.5)	(80.5)
4. RELATED PARTY TRANSACTIONS
The following tables present the related party transactions with New Avon, affiliates of Cerberus and the Instituto Avon in Brazil. There are no other related party transactions. New Avon is majority-owned and managed by Cerberus . See Note 3, Investment in New Avon for further details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$7.3	$8.3	$20.3	$25.9
Gross profit from sale of product to New Avon(1)	$.6	$.2	$1.3	$1.5

Cost of sales for purchases from New Avon(2)	$.9	$.9	$2.1	$3.0

Selling, general and administrative expenses related to New Avon:
Transition services, intellectual property, technical support and innovation and subleases(3)	$(.6)	$(7.4)	$(4.3)	$(22.5)
Project management team(4)	$.2	$.6	$1.0	$2.2
Net reduction of selling, general and administrative expenses	$(.4)	$(6.8)	$(3.3)	$(20.3)

Interest income from Instituto Avon(5)	$.1	$—	$.1	$—

	September 30, 2018	December 31, 2017
Balance Sheet Data
Inventories(6)	$.3	$.4
Receivables due from New Avon(7)	$8.0	$9.8
Receivables due from Instituto Avon(5)	$3.6	$—
Payables due to New Avon(8)	$.2	$.2
Payables due to an affiliate of Cerberus(9)	$.5	$.4
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement noted above. The Company purchased $.7 and $.8 from New Avon associated with this agreement during the three months ended September 30, 2018 and 2017, respectively, and recorded $.9 and $.9 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the three months ended September 30, 2018 and 2017, respectively. The Company purchased $1.9 and $2.7 from New Avon associated with this agreement during the nine months ended September 30, 2018 and 2017, respectively, and recorded $2.1 and $3.0 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the nine months ended September 30, 2018 and 2017, respectively.
(3) The Company also entered into a transition services agreement to provide certain services to New Avon, as well as an intellectual property ("IP") license agreement, an agreement for technical support and innovation and sublease for office space. In addition, New Avon performed certain services for the Company under a similar transition services agreement, which expired during the third quarter of 2017. The net amounts recorded within selling, general and administrative expenses generally represent a recovery of the related costs.
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the implementation of the Company’s strategic initiatives. The Company recorded $.2 and $.6 in selling, general and administrative expenses associated with these agreements during the three months ended September 30, 2018 and 2017, respectively, and recorded $1.0 and $2.2 in selling, general and administrative expenses associated with these agreements during the nine months ended September 30, 2018 and 2017, respectively. See Note 11, Restructuring Initiatives for additional information related to the Transformation Plan.
(5) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, $3.6 for an unsecured 5-year term at a fixed interest rate of 7% per annum, to be paid back in 5 equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with the board and executive team comprise of Avon Brazil management. The purpose of the loan is to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment.
(6) Inventories relate to purchases from New Avon, associated with the manufacturing and supply agreement, which have not yet been sold, and were classified within inventories in our Consolidated Balance Sheets.
(7) The receivables due from New Avon relate to the agreements for transition services, the IP license agreement, technical support and innovation and subleases for office space, as well as the manufacturing and supply agreement, and were classified within prepaid expenses and other in our Consolidated Balance Sheets.
(8) The payables due to New Avon relate to the manufacturing and supply agreement, and were classified within other accrued liabilities in our Consolidated Balance Sheets.
(9) The payables due to an affiliate of Cerberus relate to the agreement for the project management team, and were classified within other accrued liabilities in our Consolidated Balance Sheets.
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of September 30, 2018, the Company has a liability of $1.4 for the estimated value of such standby letters of credit.
Series C Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $59.6 as of September 30, 2018. There were no dividends declared in the nine months ended September 30, 2018 and 2017.
5. INVENTORIES

Components of Inventories	September 30, 2018	December 31, 2017
Raw materials	$183.5	$190.6
Finished goods	498.7	407.6
Total	$682.2	$598.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

6. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$.6	$.8	$1.1	$1.1	$—	$—
Interest cost	.6	.7	3.4	4.7	.2	.1
Expected return on plan assets	(1.0)	(.8)	(7.3)	(7.4)	—	—
Amortization of prior service credit	—	—	(.1)	—	(.1)	(.1)
Amortization of net actuarial losses	.7	1.3	1.5	2.1	.1	—
Settlements/curtailments	—	—	—	3.3	—	—
Net periodic benefit costs(1)	$.9	$2.0	$(1.4)	$3.8	$.2	$—

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$2.4	$3.5	$3.5	$3.5	$.1	$—
Interest cost	1.8	2.2	11.6	13.5	.8	.8
Expected return on plan assets	(2.6)	(2.4)	(23.9)	(21.0)	—	—
Amortization of prior service credit	—	—	(.1)	(.1)	(.3)	(.3)
Amortization of net actuarial losses	3.3	3.8	5.1	5.9	.1	.1
Settlements/curtailments	—	—	—	3.3	—	—
Net periodic benefit costs(1)	$4.9	$7.1	$(3.8)	$5.1	$.7	$.6
(1) Service cost is presented in selling, general and administrative expenses in our Consolidated Statements of Operations. The components of net periodic benefit costs other than service cost are presented in other expense, net in our Consolidated Statements of Operations.
During the nine months ended September 30, 2018, we made approximately $12 and approximately $11 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2018, we anticipate contributing approximately zero to $3 and approximately $9 to $14 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
In addition to the amounts in the tables above, during the second quarter of 2017, we recorded an $18.2 charge for a loss contingency related to a non-U.S. pension plan, for which an amendment to the plan that occurred in a prior year may not have been appropriately implemented.
7. CONTINGENCIES
Settlements of FCPA Investigations
As previously reported, the United States District Court for the Southern District of New York (the "USDC") approved in December 2014 a deferred prosecution agreement (“DPA”) entered into between the Company and the U.S. Department of Justice related to charges of violations of the books and records and internal controls provisions of the Foreign Corrupt Practices Act (“FCPA”). In addition, Avon Products (China) Co. Ltd., a subsidiary of the Company operating in China, pleaded guilty to conspiring to violate the books and records provision of the FCPA. The USDC also entered a judgment in January 2015 approving our consent agreement with the U.S. Securities and Exchange Commission (the “SEC”) (the "Consent") to settle the SEC’s complaint charging violations of the books and records and internal control provisions of the FCPA.
As part of these resolutions, the Company agreed, among other things, to pay fines, disgorgement and prejudgment interest in an aggregate amount of $135 and to have a compliance monitor. The DPA expired, and the charges against the Company were dismissed with prejudice on February 5, 2018. Under the terms of the Consent, the Company was subject to a continued self-monitoring period until July 2018, which has now concluded.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Brazilian Tax Assessments
In December 2012, our Brazilian subsidiary received an excise (IPI) tax assessment for the year 2008 with respect to excise tax (IPI) and taxes charged on gross receipts (PIS and COFINS) from the Brazilian tax authorities. In the second quarter of 2014, the PIS and COFINS assessments were officially closed in favor of Avon Brazil. As in prior IPI cases that have been settled in Avon’s favor, the 2012 IPI assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $293, including penalties and accrued interest. On April 18, 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $61 (including associated penalty and interest), subject to Federal Revenue appeal. The remaining $232 of the assessment was upheld at the second administrative level. On April 20, 2018, we appealed this decision in the third administrative level.
On October 3, 2017, Avon Brazil received a new tax assessment notice regarding IPI for 2014. The 2017 IPI assessment totals approximately $225, including penalties and accrued interest. In line with the other assessments received in the past, the Brazilian tax authorities assert that the structure adopted in 2005 has no valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. On April 2, 2018, Avon was notified of an unfavorable decision at the first administrative level. On April 27, 2018, we filed an appeal in the second administrative level.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary for us to provide security to pursue further appeals in the judicial levels, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded, however, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. At September 30, 2018, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil was no longer required to remit the taxes associated with IPI into a judicial deposit. On June 12, 2018, we received a decision authorizing Avon to withdraw the amount held as a judicial deposit, substituting it by letter of guarantee, which was presented. On June 29, 2018, the tax authorities presented an appeal against that decision. On July 30, 2018, the funds were received in our bank account. As of September 30, 2018, due in part to recent judicial decisions across the industry and other developments, we have concluded, supported by the opinion of legal counsel, that the Executive Decree is unconstitutional. We have therefore assessed the IPI tax under ASC 450, Contingencies and determined that the risk of loss during ongoing judicial reviews is reasonably possible but not probable. Accordingly, we released the associated liability as of September 30, 2018 of approximately $195 and have ceased accruing the IPI taxes from October 1, 2018. The liability had been classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheet, and the release has been recorded in net sales and other (income) expense, net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company's Consolidated Income Statements and Consolidated Statements of Cash Flows as Avon Brazil would have to remit the reasonably possible amount of $195 to the taxing authorities (including the judicial deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase. A favorable judicial ruling to our

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

objection of this IPI tax would have an adverse effect on the Company's Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounts to approximately $66 at September 30, 2018. This reserve will be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.
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
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at September 30, 2018 is approximately $12 and, accordingly, we have recognized a liability for this amount.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2018, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at June 30, 2018	$(923.5)	$(4.3)	$(90.0)	$3.4	$(1,014.4)
Other comprehensive loss other than reclassifications	(3.6)	—	—	—	(3.6)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.1(1)	—	—	2.1	—	2.1
Total reclassifications into earnings	—	—	2.1	—	2.1
Balance at September 30, 2018	$(927.1)	$(4.3)	$(87.9)	$3.4	$(1,015.9)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Three Months Ended September 30, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at June 30, 2017	$(839.7)	$(4.3)	$(114.0)	$3.4	$(954.6)
Other comprehensive income other than reclassifications	13.5	—	—	—	13.5
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(1)	—	—	6.5	—	6.5
Total reclassifications into earnings	—	—	6.5	—	6.5
Balance at September 30, 2017	$(826.2)	$(4.3)	$(107.5)	$3.4	$(934.6)

Nine Months Ended September 30, 2018:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2017	$(829.6)	$(4.3)	$(95.7)	$3.4	$(926.2)
Other comprehensive loss other than reclassifications	(97.5)	—	—	—	(97.5)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.4(1)	—	—	7.8	—	7.8
Total reclassifications into earnings	—	—	7.8	—	7.8
Balance at September 30, 2018	$(927.1)	$(4.3)	$(87.9)	$3.4	$(1,015.9)

Nine Months Ended September 30, 2017:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2016	$(910.9)	$(4.3)	$(120.2)	$2.2	$(1,033.2)
Other comprehensive income other than reclassifications	84.7	—	—	1.2	85.9
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.0(1)	—	—	12.7	—	12.7
Total reclassifications into earnings	—	—	12.7	—	12.7
Balance at September 30, 2017	$(826.2)	$(4.3)	$(107.5)	$3.4	$(934.6)
(1) Gross amount reclassified to pension and postretirement expense, within other expense, net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.
A foreign exchange net gain of $1.2 and $5.0 for the three months ended September 30, 2018 and 2017, respectively, and a foreign exchange net loss of $2.5 and net gain of $14.8 for the nine months ended September 30, 2018 and 2017, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.
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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2018	2017	2018	2017
Europe, Middle East & Africa	$442.9	$482.8	$1,512.0	$1,484.9
South Latin America *	645.4	589.7	1,658.6	1,647.0
North Latin America	207.0	206.0	609.9	607.0
Asia Pacific	120.5	118.3	345.0	345.6
Total revenue from reportable segments *	1,415.8	1,396.8	4,125.5	4,084.5
Other operating segments and business activities	8.4	21.0	44.1	62.3
Total revenue *	$1,424.2	$1,417.8	$4,169.6	$4,146.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Profit	2018	2017	2018	2017
Segment Profit
Europe, Middle East & Africa	$46.1	$68.1	$194.9	$222.4
South Latin America *	194.1	66.7	276.5	126.1
North Latin America	14.3	17.6	54.1	57.2
Asia Pacific	9.6	13.8	27.3	37.3
Total profit from reportable segments *	$264.1	$166.2	$552.8	$443.0
Other operating segments and business activities	1.1	.2	2.7	.8
Unallocated global expenses	(58.5)	(72.9)	(216.3)	(239.2)
CTI restructuring initiatives	(19.8)	(6.2)	(54.4)	(36.6)
Loss contingency	—	—	—	(18.2)
Operating profit *	$186.9	$87.3	$284.8	$149.8
* Includes the impact of the Brazil IPI tax release, which was recorded in net sales and other (income) expense, net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements (See Note 7, Contingencies for further information).
Other operating segments and business activities include markets that have been exited. Effective in the first quarter of 2018, given that we have exited Australia and New Zealand during 2018, the results of Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment. Other operating segments and business activities also include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2018 and December 31, 2017, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2018	December 31, 2017
Prepaid taxes and tax refunds receivable	$144.5	$111.6
Receivables other than trade	59.8	67.2
Prepaid brochure costs, paper and other literature(1)	15.2	64.8
Other	44.7	52.8
Prepaid expenses and other	$264.2	$296.4
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

At September 30, 2018 and December 31, 2017, other assets included the following:

Components of Other Assets	September 30, 2018	December 31, 2017
Deferred tax assets	$203.1	$203.8
Net overfunded pension plans	94.2	82.0
Capitalized software	85.5	85.2
Judicial deposits	70.3	82.2
Judicial deposit for Brazil IPI tax on cosmetics (Note 7)(2)	—	73.8
Long-term receivables	68.9	75.6
Trust assets associated with supplemental benefit plans	37.8	37.1
Tooling (plates and molds associated with our beauty products)	10.5	12.5
Other	14.2	14.0
Other assets	$584.5	$666.2
(2) The decrease in judicial deposit for Brazil IPI tax on cosmetics relates to the withdrawal of the amount held as a judicial deposit, substituted by letter of guarantee, during the second quarter of 2018. See Note 7, Contingencies for more information.
11. RESTRUCTURING INITIATIVES
Transformation Plan and Open Up Avon
Transformation Plan
In January 2016, we initiated a transformation plan (the "Transformation Plan"), in order to enable us to achieve our long-term goals of mid-single-digit Constant $ revenue growth and low double-digit operating margin. The Transformation Plan included three pillars: invest in growth, reduce costs in an effort to continue to improve our cost structure and improve our financial resilience. Under this plan, we had targeted pre-tax annualized cost savings of approximately $350 after three years, which were expected to be achieved through restructuring actions, as well as other cost-savings strategies that would not result in restructuring charges. As part of the Transformation Plan, we identified certain actions, that we believe will reduce ongoing costs, primarily consisting of global headcount reductions relating to operating model changes, as well as the closure of Australia, New Zealand and Thailand, which were smaller, under-performing markets.
As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $203.1 before taxes, of which $36.0 was recorded during the nine months ended September 30, 2018, in our Consolidated Statements of Operations. There are no further restructuring actions to be taken associated with our Transformation Plan, as beginning in the third quarter of 2018, all new restructuring actions approved will operate under our new Open Up Avon plan described below.
Open Up Avon
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). Under this plan, we are targeting pre-tax annualized cost savings of approximately $400 by 2021, to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. We initiated Open Up Avon in an attempt to enable us to achieve our goals of low-single-digit constant-dollar revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and information technology infrastructure initiatives. As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $19.1 before taxes, which was recorded during the nine months ended September 30, 2018, in our Consolidated Statements of Operations.
Costs to Implement Restructuring Initiatives - Three and Nine Months Ended September 30, 2018
During the three months ended September 30, 2018, we recorded costs to implement of $19.8, of which $.7 related to the Transformation Plan and $19.1 related to Open Up Avon, in our Consolidated Statements of Operations. During the nine months ended September 30, 2018, we recorded costs to implement of $55.1, of which $36.0 related to the Transformation Plan

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

and $19.1 related to Open Up Avon, in our Consolidated Statements of Operations. The costs during the three and nine months ended September 30, 2018 consisted of the following:

•	net charges of $6.4 and $31.9, respectively, for employee-related costs, including severance benefits;

•	implementation costs of $11.8 and $17.5, respectively, primarily related to professional service fees;

•	accelerated depreciation of $.9 and $2.5, respectively;

•	asset impairment of $2.5 and $2.5, respectively, primarily related to manufacturing equipment;

•	inventory true-up benefit of $.1 and write-off of $1.0, respectively;

•	foreign currency translation adjustment charges $.7 for the nine months ended September 30, 2018; and

•	contract termination and other net benefits of $1.7 and $1.0, respectively.
Of the total costs to implement during the three months ended September 30, 2018, $19.9 was recorded in selling, general and administrative expenses and a benefit of $.1 was recorded in cost of sales. Of the total costs to implement during the nine months ended September 30, 2018, $54.1 was recorded in selling, general and administrative expenses and $1.0 was recorded in cost of sales.
Costs to Implement Restructuring Initiatives - Three and Nine Months Ended September 30, 2017
During the three and nine months ended September 30, 2017, we recorded costs to implement of $6.5 and $37.5, respectively, related to the Transformation Plan, in the Consolidated Statement of Operations. The costs consisted of the following:

•	net charges of $2.3, and $19.4, respectively, for employee-related costs, including severance benefits;

•	contract termination and other net charges of $2.0 and $14.2, respectively, associated with vacating our previous corporate headquarters, including the impairment of fixed assets;

•	implementation costs of $1.8 and $2.5, respectively, primarily related to professional service fees; and

•	accelerated depreciation of $.4 and $1.4, respectively.
Of the total costs to implement during the three months ended September 30, 2017, all $6.5 was recorded in selling, general and administrative expenses in our Consolidated Statement of Operations. Of the total costs to implement during the nine months ended September 30, 2017, $37.6 was recorded in selling, general and administrative expenses and a benefit of $.1 was recorded in cost of sales in our Consolidated Statement of Operations.
The tables below include restructuring costs such as employee-related costs, inventory write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.
The liability balance for the restructuring actions, primarily associated with our Transformation Plan, as of September 30, 2018 is as follows:

	Employee-Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Balance at December 31, 2017	$41.2	$—	$8.0	$—	$49.2
2018 charges	38.2	3.5	1.4	.7	43.8
Adjustments	(6.3)	—	3.4	—	(2.9)
Cash payments	(21.1)	—	(7.9)	—	(29.0)
Non-cash write-offs	—	(3.5)	—	(.7)	(4.2)
Foreign exchange	(2.2)	—	—	—	(2.2)
Balance at September 30, 2018	$49.8	$—	$4.9	$—	$54.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The following table presents the restructuring charges incurred to date, under the Transformation Plan and Open Up Avon, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Transformation Plan
Charges incurred to-date	$134.9	$1.9	$34.7	$3.4	$174.9
Estimated charges to be incurred on approved initiatives	.2	—	5.9	—	6.1
Total expected charges on approved initiatives	$135.1	$1.9	$40.6	$3.4	$181.0

Open Up Avon
Charges incurred to-date	$8.0	$2.5	$.3	$—	$10.8
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$8.0	$2.5	$.3	$—	$10.8
The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
Transformation Plan
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	9.1	16.8	74.4
2017	.9	5.6	(.6)	(.5)	49.4	54.8
First quarter 2018	3.2	5.3	.6	—	—	9.1
Second quarter 2018	4.7	(.1)	—	—	14.3	18.9
Third quarter 2018	.2	(.1)	—	—	(3.8)	(3.7)
Charges incurred to-date	39.9	23.9	4.4	8.6	98.1	174.9
Estimated charges to be incurred on approved initiatives	.6	—	—	—	5.5	6.1
Total expected charges on approved initiatives	$40.5	$23.9	$4.4	$8.6	$103.6	$181.0

Open Up Avon
Third quarter 2018	$1.3	$4.3	$2.1	$—	$3.1	$10.8
Charges incurred to-date	1.3	4.3	2.1	—	3.1	10.8
Estimated charges to be incurred on approved initiatives	—	—	—	—	—	—
Total expected charges on approved initiatives	$1.3	$4.3	$2.1	$—	$3.1	$10.8
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
Other Restructuring Initiatives
During the three and nine months ended September 30, 2018, we recorded an immaterial benefit and a benefit of $.7, respectively, in selling, general and administrative expenses, in our Consolidated Statements of Operations, associated with other restructuring initiatives. During the three and nine months ended September 30, 2017, we recorded net benefits of $.3 and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

$1.0, respectively, in selling, general and administrative expenses, in our Consolidated Statements of Operations, associated with other restructuring initiatives.
12. GOODWILL

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Net balance at December 31, 2017	$20.4	$72.7	$2.6	$95.7

Changes during the period ended September 30, 2018:
Foreign exchange	(2.5)	(.4)	—	(2.9)
Net balance at September 30, 2018	$17.9	$72.3	$2.6	$92.8
13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The assets and liabilities measured at fair value on a recurring basis were immaterial at September 30, 2018 and December 31, 2017.
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2018 and December 31, 2017, respectively, consisted of the following:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$4.0	$4.0	$3.7	$3.7
Debt maturing within one year(1)	(16.3)	(16.3)	(25.7)	(25.7)
Long-term debt(1)	(1,630.8)	(1,598.8)	(1,872.2)	(1,718.6)
Foreign exchange forward contracts	1.8	1.8	—	—
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The derivative instruments outstanding were immaterial at September 30, 2018 and December 31, 2017.
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of September 30, 2018, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at September 30, 2018 and December 31, 2017, was exposed to floating interest rates.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which was amortized as a reduction of interest expense until repayment of the underlying debt obligations in June 2018, at which point the remaining unamortized balance was fully released to the Consolidated Statement of Operations. The net impact of the gain amortization was zero and $6.0 for the three and nine months ended September 30, 2018, respectively, which included $3.6 related to the extinguishment of debt for the nine months ended September 30, 2018. The net impact of the gain amortization was $1.2 and $3.6 for the three and nine months ended September 30, 2017, respectively. At September 30, 2018, there was no unamortized deferred gain associated with the March 2012 interest-rate swap termination as the underlying debt obligations have been paid.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2018, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $133 for various currencies.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. These contracts are not designated as hedges. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three and nine months ended September 30, 2018, we recorded a gain of $2.0 and a loss of $1.1, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and nine months ended September 30, 2018, we recorded a loss of $1.5 and a gain of $2.2, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates. During the three and nine months ended September 30, 2017, we recorded gains of $.5 and $2.8, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the three and nine months ended September 30, 2017, we recorded losses of $.9 and $4.7, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
We initiated a new hedging program to hedge foreign exchange risk relating to forecasted transactions during the third quarter of 2018. This did not have a material impact on our Consolidated Financial Statements for the three months ended September 30, 2018.
15. DEBT
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). As of September 30, 2018, there were no amounts outstanding under the 2015 facility. The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
As of September 30, 2018, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO, which, as of September 30, 2018, was approximately $31. As of September 30, 2018, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $369, could have been drawn down without violating any covenant.
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
16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of September 30, 2018, our annual effective tax rate, excluding discrete items, is 23.8% for 2018, as compared to 24.7% for 2017 as of September 30, 2017. The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2018 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. Withholding taxes are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended September 30, 2018 and 2017 was $68.3 and $36.1, respectively. Our effective tax rates for the three months ended September 30, 2018 and 2017 were 37.5% and 75.2%, respectively. The provision

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

for income taxes for the nine months ended September 30, 2018 and 2017 was $136.5 and $99.5, respectively. Our effective tax rates for the nine months ended September 30, 2018 and 2017 were 71.0% and 341.9%, respectively.
The effective tax rates in 2018 and 2017 were impacted by CTI restructuring charges, country mix of earnings and withholding taxes. The effective tax rate in the third quarter of 2018 was also favorably impacted by the accrual of tax benefits of approximately $14.0 associated with the initial recognition of tax benefits associated with Avon’s interpretation of recent case law, net releases of tax reserves of approximately $3.1 associated with our uncertain tax positions and other net benefits of approximately $1.9. The effective tax rate for the first nine months of 2018 was also favorably impacted by the accrual of tax benefits of approximately $14.0 associated with the initial recognition of tax benefits associated with Avon’s interpretation of recent case law, the recognition of approximately $4.1 of deferred tax assets that had previously been subject to a full valuation allowance and other net benefits of approximately $1.0 offset with a net increase of approximately $10.9 associated with our uncertain tax positions.
In its initial analysis of the impacts of the Tax Cuts and Job Act (the “Act”) at year end 2017, the Company made provisional estimates that may be adjusted in future periods as required. As part of the 2017 provisional estimate, we provided for the Global Intangible Low-Taxed Income tax ("GILTI"), a US tax on certain foreign earnings, as a period cost. While still provisional, the first, second and third-quarter 2018 provisions for income taxes have been calculated treating GILTI as a period cost. The Act has significant complexity. Expected implementation guidance from the Internal Revenue Service, clarifications of state tax law and the information analyzed during the completion of the Company’s 2017 tax return filings could impact these provisional estimates.
During the third quarter of 2018, the total amount of unrecognized tax benefits increased by approximately $66.2, associated with the earnings recognized by the Company as a result of its decision to release the liability associated with the Brazil IPI tax on cosmetics. Since the Executive Decree is still in effect and there are ongoing judicial reviews, an income tax uncertainty exists. Given the recognition of earnings before taxes, an income tax reserve has been recorded to accrue the full tax liability associated with the earnings recognized to date.
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could increase by up to approximately $20 within the next twelve months. At September 30, 2018, we had $123.1 of total gross unrecognized tax benefits, of which approximately $120.7 that would favorably impact the provision for income taxes, if recognized.

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
During the nine months ended September 30, 2018, revenue increased 1% compared to the prior-year period, significantly impacted by the Brazil excise (IPI) tax release. Excluding the Brazil IPI release, Adjusted revenue was down 4%, primarily due to the unfavorable impact of foreign exchange. Constant $ Adjusted revenue increased 1%. Revenue and Constant Adjusted $ revenue included a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. The 5% benefit was driven primarily by the reclassification of fees paid by Representatives for brochures, late payments and payment processing, and income from appointment kits, from selling, general and administrative expenses ("SG&A"). The impact of timing of revenue recognition for sales incentives was negligible.
Constant $ Adjusted revenue was impacted by declines primarily in Brazil, which continued to be negatively impacted by competitive pressures, the challenging macroeconomic environment and lower consumption in the market, as well as lower appointments due to the application of strict credit requirements for the acceptance of new Representatives, and to a lesser extent, in the United Kingdom, South Africa and Russia. These declines were partially offset by improved revenue growth management including inflationary pricing in Argentina. Revenue and Constant $ Adjusted revenue were impacted by a decrease in Active Representatives of 4%, which was primarily driven by South Latin America, primarily in Brazil, and to a lesser extent by Europe, Middle East & Africa and North Latin America. Average order in Constant $ increased 5%, including a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. Units sold decreased 5%, driven by a decline in Brazil.
Ending Representatives decreased by 6%. The decrease in Ending Representatives at September 30, 2018 as compared to the prior-year period was attributable to all segments, and primarily in Brazil, Russia, Mexico and South Africa.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Transformation Plan and Open Up Avon
In January 2016, we initiated a transformation plan (the "Transformation Plan"), in order to enable us to achieve our long-term goals of mid-single-digit Constant $ revenue growth and low double-digit operating margin. The Transformation Plan included three pillars: invest in growth, reduce costs in an effort to continue to improve our cost structure and improve our financial resilience. Under this plan, we had targeted pre-tax annualized cost savings of approximately $350 after three years, which were expected to be achieved through restructuring actions, as well as other cost-savings strategies that would not result in restructuring charges. There are no further restructuring actions to be taken associated with our Transformation Plan, as beginning in the third quarter of 2018, all new restructuring actions that are approved will operate under our new Open Up Avon plan described below.
In September 2018, we initiated a new strategy in order to return Avon to growth (“Open Up Avon”). Under this plan, we are targeting pre-tax annualized cost savings of approximately $400 by 2021, to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. We initiated Open Up Avon in an attempt to enable us to achieve our goals of low-single-digit constant-dollar revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and information technology infrastructure initiatives.
During the third quarter of 2018, we estimate that we achieved total cost savings of approximately $40 before taxes, of which approximately $20 is attributable to Open Up Avon and approximately $20 is attributable to the Transformation Plan. The estimated $20 of savings attributable to Open Up Avon primarily relates to tax and interest, when comparing to our costs in 2017. As it relates to the Transformation Plan, we expect to achieve our cost savings target of $65 before taxes for full-year 2018. These savings include both run-rate savings from the Transformation Plan from 2017, along with in-year savings from current year initiatives already identified, and are associated with restructuring actions and from other cost-savings strategies that did not result in restructuring charges. As a result of restructuring actions and other cost-savings strategies taken to-date, as it relates to the Transformation Plan, we expect to exit 2018 with run-rate savings equal to our total cumulative cost savings target of $350.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $203 before taxes to-date associated with the Transformation Plan and approximately $19 before taxes to-date associated with Open Up Avon. Of these costs, approximately $36 and approximately $19 was recorded during the nine months ended September 30, 2018 associated with the Transformation Plan and Open Up Avon, respectively. The additional charges not yet incurred associated with the restructuring actions approved to-date of approximately $10 to $15 before taxes are expected to be recorded primarily in 2018, which primarily related to the Transformation Plan. At September 30, 2018, we have liabilities of approximately $55 associated the restructuring actions, primarily associated with our Transformation Plan. The majority of future cash payments associated with these restructuring liabilities are expected to be made during the remainder of 2018 and 2019.
For additional details on restructuring initiatives, see Note 11, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, Adjusted revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We also refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and underlying business results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at constant exchange rates, which are updated on an annual basis as part of

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

our budgeting process. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates.
We also present revenue, gross margin, SG&A as a percentage of revenue, operating profit, operating margin, income (loss) before taxes, income taxes and effective tax rate on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. See "Reconciliation of Non-GAAP Financial Measures" within "Results of Operations" in this MD&A for this quantitative reconciliation.
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) the Brazil IPI tax release; 2) CTI restructuring initiatives; 3) a charge for a loss contingency related to a non-US pension plan ("Loss contingency") and 4) one-time tax items that are not associated with recurring, normal operations ("Special tax items").
The Brazil IPI tax release includes the impact on the Consolidated Statement of Operations during the third quarter of 2018 of the release of the liability related to IPI tax on cosmetics in Brazil. The release was recorded in net sales and other (income) expense, net in the amounts of approximately $168 and approximately $27, respectively. The Brazil IPI tax release also includes approximately $66 recorded in income taxes.
The Loss contingency includes the impact on the Consolidated Statements of Operations during the second quarter of 2017 caused by a charge of approximately $18 for a loss contingency related to a non-US pension plan, for which an amendment to the plan that occurred in a prior year many not have been properly implemented.
The Special tax items includes the impact on the provision for income taxes in the Consolidated Statements of Operations during the first, second and third quarters of 2018 due to one-time tax reserves of approximately $9, $6 and $4, respectively, associated with our uncertain tax positions.
See Note 7, Contingencies, Note 11, Restructuring Initiatives, Note 6, Employee Benefit Plans, and Note 16, Income Taxes, to the Consolidated Financial Statements included herein and "Effective Tax Rate" in this MD&A for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	%/Basis Point Change	2018	2017	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$1,424.2	$1,417.8	—%	$4,169.6	$4,146.8	1%
Cost of sales	538.4	550.0	(2)%	1,657.8	1,592.1	4%
Selling, general and administrative expenses	698.9	780.5	(10)%	2,227.0	2,404.9	(7)%
Operating profit	186.9	87.3	*	284.8	149.8	90%
Interest expense	31.3	34.8	(10)%	102.0	106.0	(4)%
Interest income	(4.3)	(3.4)	26%	(12.0)	(11.2)	7%
Other (income) expense, net	(22.2)	7.9	*	(.3)	25.9	*
Loss on extinguishment of debt	—	—	*	2.9	—	*
Income before taxes	182.1	48.0	*	192.2	29.1	*
Net income (loss)	113.8	11.9	*	55.7	(70.4)	*
Net income (loss) attributable to Avon	$114.5	$12.5	*	$58.1	$(69.5)	*

Diluted income (loss) per share attributable to Avon	$.21	$.01	*	$.09	$(.20)	*

Advertising expenses(1)	$32.1	$29.6	8%	$93.2	$93.0	—%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$1,424.2	$1,417.8	—%	$4,169.6	$4,146.8	1%
Brazil IPI tax release	(168.4)	—		(168.4)	—
Adjusted revenue	$1,255.8	$1,417.8	(11)%	$4,001.2	$4,146.8	(4)%

Gross margin	62.2%	61.2%	100	60.2%	61.6%	(140)
Brazil IPI tax release	(5.1)	—	(510)	(1.6)	—	(160)
CTI restructuring	—	—	—	—	—	—
Adjusted gross margin	57.1%	61.2%	(410)	58.6%	61.6%	(300)

Selling, general and administrative expenses as a % of total revenue	49.1%	55.1%	(600)	53.4%	58.0%	(460)
Brazil IPI tax release	6.4	—	640	2.2	—	220
CTI restructuring	(1.4)	(.4)	(100)	(1.3)	(.9)	(40)
Loss contingency	—	—	—	—	(.4)	40
Adjusted selling, general and administrative expenses as a % of Adjusted revenue	54.1%	54.6%	(50)	54.3%	56.7%	(240)

Operating profit	$186.9	$87.3	*	$284.8	$149.8	90%
Brazil IPI tax release	(168.4)	—		(168.4)	—
CTI restructuring	19.8	6.2		54.4	36.5
Loss contingency	—	—		—	18.2
Adjusted operating profit	$38.3	$93.5	(59)%	$170.8	$204.5	(16)%

Operating margin	13.1%	6.2%	690	6.8%	3.6%	320
Brazil IPI tax release	(11.5)	—	(1,150)	(3.8)	—	(380)
CTI restructuring	1.4	.4	100	1.3	.9	40
Loss contingency	—	—	—	—	.4	(40)
Adjusted operating margin	3.0%	6.6%	(360)	4.3%	4.9%	(60)

Change in Constant $ Adjusted operating margin(2)			(290)			(50)

Income before taxes	$182.1	$48.0	*	$192.2	$29.1	*
Brazil IPI tax release	(194.7)	—		(194.7)	—
CTI restructuring	19.8	6.2		54.4	36.5

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	%/Basis Point Change	2018	2017	%/Basis Point Change
Loss contingency	—	—		—	18.2
Adjusted income before taxes	$7.2	$54.2	(87)%	$51.9	$83.8	(38)%

Income taxes	$(68.3)	$(36.1)	89%	$(136.5)	$(99.5)	37%
Brazil IPI tax release	66.2	—		66.2	—
CTI restructuring	(2.3)	(.1)		(4.4)	(1.9)
Special tax items	3.7	—		18.4	—
Adjusted income taxes	$(.7)	$(36.2)	(98)%	$(56.3)	$(101.4)	(44)%

Effective tax rate	37.5%	75.2%		71.0%	341.9%
Adjusted effective tax rate	9.7%	66.8%		108.5%	121.0%

Performance Metrics
Change in Active Representatives			(5)%			(4)%
Change in units sold			(6)%			(5)%
Change in Ending Representatives			(6)%			(6)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are recorded in SG&A.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended September 30, 2018
Revenue
During the three months ended September 30, 2018, revenue was relatively unchanged compared to the prior-year period, significantly impacted by the Brazil IPI tax release. Excluding the Brazil IPI release, Adjusted revenue was down 11%, primarily due to the unfavorable impact of foreign exchange. Constant Adjusted $ revenue decreased 1%. Revenue and Constant Adjusted $ revenue included a benefit of approximately 3% due to the impact of adopting the new revenue recognition standard. The 3% benefit was driven primarily by (i) the reclassification of fees paid by Representatives for brochures, late payments and payment processing, and income from appointment kits, from SG&A; partially offset by (ii) the timing of revenue recognition for sales incentives, as revenue deferred during the period for sales incentives not yet satisfied exceeded revenue recognized during the period for prior quarter sales incentives.
Constant $ Adjusted revenue declined primarily in Brazil, which continued to be negatively impacted by competitive pressures, the challenging macroeconomic environment and lower consumption in the market, as well as lower appointments due to the application of strict credit requirements for the acceptance of new Representatives, and to a lesser extent, Russia and South Africa. These declines were partially offset by improved revenue growth management including inflationary pricing in Argentina, and by revenue growth in Mexico which benefited from incremental media investment. Revenue and Adjusted $ Adjusted revenue were impacted by a decrease in Active Representatives of 5%, which was driven by South Latin America, primarily in Brazil, as well as by Europe, Middle East & Africa, primarily in Russia. The decrease in Active Representatives was partially offset by higher average order. Average order in Constant $ increased 4%, including a benefit of approximately 3% due to the impact of adopting the new revenue recognition standard. Units sold decreased 6%, driven by a decline in Brazil.
Ending Representatives decreased by 6%. The decrease in Ending Representatives at September 30, 2018 as compared to the prior-year period was attributable to all segments, and primarily in Brazil, Russia, Mexico and South Africa.
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
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Three Months Ended September 30,		% Change
	2018	2017	US$	Constant $
Beauty:
Skincare	$339.0	$393.7	(14)%	(4)%
Fragrance	331.9	388.1	(14)	(3)
Color	192.0	243.6	(21)	(11)
Total Beauty	862.9	1,025.4	(16)	(5)
Fashion & Home:
Fashion	174.7	192.9	(9)	(3)
Home	140.1	148.7	(6)	8
Total Fashion & Home	314.8	341.6	(8)	2
Brazil IPI tax release	168.4	—	*	*
Net sales from reportable segments	$1,346.1	$1,367.0	(2)	12
Net sales from Other operating segments and business activities	.2	11.2	(98)	(98)
Net sales	$1,346.3	$1,378.2	(2)	11
* Calculation not meaningful
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin increased 690 basis points, significantly impacted by the Brazil IPI release, and Adjusted operating margin decreased 360 basis points, compared to the same period of 2017, including a decline of 80 basis points due to the impact of adopting the new revenue recognition standard. The decline of 80 basis points was driven by the net negative impact to operating margin of prior quarter sales incentives satisfied during the period and sales incentives deferred during the period, impacted by the mix of products. The changes in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were offset by the inflationary impact on costs outpacing revenue growth. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin increased 100 basis points, significantly impacted by the Brazil IPI release, and Adjusted gross margin decreased 410 basis points, compared to the same period of 2017, including a decline of 420 basis points due to the impact of adopting the new revenue recognition standard. The decline of 420 basis points was driven by (i) the reclassification of sales incentive costs from SG&A to cost of sales; (ii) the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue; and (iii) the reclassification of income from appointment kits from SG&A to net sales.
Gross margin and Adjusted gross margin were primarily impacted by the following:

•	an increase of 140 basis points due to the favorable net impact of mix and pricing, driven by inflationary pricing in Argentina.
This item was partially offset by the following:

•	a decrease of 70 basis points due to higher supply chain costs, driven by higher material costs primarily in South Latin America;

•
a decrease of 30 basis points due to the unfavorable impact as a result of hyperinflationary accounting in Argentina effective July 1, 2018, primarily due to inventory being accounted for at its historical dollar cost; and

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a decrease of 30 basis points due to the net unfavorable impact of foreign currency transaction losses and foreign currency translation.
Selling, General and Administrative Expenses
SG&A as a percentage of revenue decreased 600 basis points, significantly impacted by the Brazil IPI release as well as higher CTI restructuring, and Adjusted SG&A as a percentage of Adjusted revenue decreased 50 basis points, compared to the same period of 2017, in each case including a benefit of 330 basis points due to the impact of adopting the new revenue recognition standard. The 330 basis point benefit was driven by (i) the reclassification of sales incentive costs from SG&A to cost of sales; (ii) the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue; and (iii) the reclassification of income from appointment kits from SG&A to net sales.
SG&A as a percentage of revenue and Adjusted SG&A as a percentage of revenue were primarily impacted by the following:

•
an increase of 100 basis points due to higher Representative, sales leader and field expense, across South Latin America, Europe, Middle East & Africa, and North Latin America. The most significant market driving this increase was Brazil, due to investments aimed at recovering activity levels that were disrupted by the national transportation strike in the second quarter of 2018;

•
an increase of 60 basis points from higher advertising expense as compared to the prior-year period, across South Latin America, Europe, Middle East & Africa, and North Latin America. The most significant market driving this increase was Mexico, due to incremental media investment in the Color and Fragrance categories to support new product launches;

•	an increase of 60 basis points from higher net brochure cost, primarily in Brazil due to an increase in brochure volumes, and to a lesser extent, in the United Kingdom, South Africa and Russia;

•	an increase of 50 basis points from higher transportation costs, mainly in Brazil, primarily driven by an increase in fuel prices;

•	a net increase of 50 basis points primarily due to the impact of the Constant $ Adjusted revenue decline causing deleverage of our fixed expenses; and

•	an increase of approximately 40 basis points due to the net unfavorable impact of foreign currency transaction losses and foreign currency translation.
These items were partially offset by the following:

•	a decrease of 60 basis points from our expenses associated with employee incentive compensation plans; and

•
a decrease of 40 basis points from lower bad debt, driven by Europe, Middle East & Africa, most significantly in Russia and South Africa. Bad debt expense in Russia in the prior-period was negatively impacted by a payment facilitation agency that had not remitted to us the funds it received from certain Representatives. In South Africa, the year-over-year bad debt expense comparison benefited from stricter credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year.

Other Expenses
Interest expense decreased by approximately $4 and interest income increased by approximately $1 compared to the prior-year period.
Other income, net, of $22 increased by approximately $30 compared to other expense, net of $8 in the prior-year period, primarily due to the impact of the Brazil IPI tax release of $27. Other income, net also benefited from lower expenses associated with employee benefit plans of $6, including the impact of a $3 settlement charge recorded in the third quarter of 2017 associated with the United Kingdom pension plan. This was partially offset by an approximate $3 unfavorable impact of higher foreign exchange net losses. See Note 7, Contingencies to the Consolidated Financial Statements included herein for more information on the Brazil IPI tax release.
Effective Tax Rate
The effective tax rates and the Adjusted effective tax rates in 2018 and 2017 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates and the Adjusted effective tax rates in 2018 and 2017 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. These factors resulted in unusually high effective tax rates and the Adjusted effective tax rates in 2018 and 2017.
Our effective tax rates for the three months ended September 30, 2018 and 2017 were 37.5% and 75.2%, respectively. The effective tax rates in 2018 and 2017 were also impacted by CTI restructuring charges, country mix of earnings and withholding taxes. In addition the effective tax rate in the third quarter of 2018 was favorably impacted by the accrual of tax benefits of approximately $14 associated with the initial recognition of tax benefits associated with Avon’s interpretation of recent case law, releases of tax reserves of approximately $3 associated with our uncertain tax positions and other net benefits of approximately $2.
Our Adjusted effective tax rates for the three months ended September 30, 2018 and 2017 were 9.7% and 66.8%, respectively. The Adjusted effective tax rate in the third quarter of 2018 was also favorably impacted by the accrual of tax benefits of approximately $14 associated with the initial recognition of tax benefits associated with Avon’s interpretation of recent case law, releases of tax reserves of approximately $7 associated with our uncertain tax positions and other net benefits of approximately $2. The Adjusted effective tax rate in the third quarter of 2017 was also impacted by a net increase of approximately $6 associated with our uncertain tax positions offset with the accrual of $4 of other tax benefits.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 40 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $60 and approximately $15, respectively, or approximately 200 basis points and approximately 60 basis points, respectively, to operating margin and Adjusted operating margin; and

•
higher foreign exchange net losses on our working capital (classified within other expense, net in our Consolidated Statements of Operations) as compared to the prior year, resulting in an unfavorable impact of approximately $5 before tax on both a reported and Adjusted basis.

Nine Months Ended September 30, 2018
Revenue
During the nine months ended September 30, 2018, revenue increased 1% compared to the prior-year period, significantly impacted by the Brazil IPI tax release. Excluding the Brazil IPI release, Adjusted revenue was down 4%, primarily due to the unfavorable impact of foreign exchange. Constant $ Adjusted revenue increased 1%. Revenue and Constant $ Adjusted revenue included a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. The 5% benefit was driven primarily by the reclassification of fees paid by Representatives for brochures, late payments and payment processing, and income from appointment kits, from SG&A. The impact of timing of revenue recognition for sales incentives was negligible.
Constant $ Adjusted revenue was impacted by declines primarily in Brazil, which continued to be negatively impacted by competitive pressures, the challenging macroeconomic environment and lower consumption in the market, as well as lower appointments due to the application of strict credit requirements for the acceptance of new Representatives, and to a lesser extent, in the United Kingdom, South Africa and Russia. These declines were partially offset by improved revenue growth management including inflationary pricing in Argentina. Revenue and Constant $ Adjusted revenue were impacted by a decrease in Active Representatives of 4%, which was primarily driven by South Latin America, primarily in Brazil, and to a lesser extent by Europe, Middle East & Africa and North Latin America. Average order in Constant $ increased 5%, including a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. Units sold decreased 5%, driven by a decline in Brazil.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Nine Months Ended September 30,		% Change
	2018	2017	US$	Constant $
Beauty:
Skincare	$1,100.5	$1,171.7	(6)%	(2)%
Fragrance	1,033.7	1,096.8	(6)	(1)
Color	640.0	716.9	(11)	(7)
Total Beauty	2,774.2	2,985.4	(7)	(3)
Fashion & Home:
Fashion	549.2	585.6	(6)	(4)
Home	413.8	427.3	(3)	4
Total Fashion & Home	963.0	1,012.9	(5)	(1)
Brazil IPI tax release	168.4	—	*	*
Net sales from reportable segments	$3,905.6	$3,998.3	(2)	3
Net sales from Other operating segments and business activities	19.1	31.5	(39)	(40)
Net sales	$3,924.7	$4,029.8	(3)	3
* Calculation not meaningful
See “Segment Review” in this MD&A for additional information related to changes in revenue by segment.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Operating Margin
Operating margin increased 320 basis points, significantly impacted by the Brazil IPI release, and Adjusted operating margin decreased 60 basis points, compared to the same period of 2017, including a benefit of 20 basis points due to the impact of adopting the new revenue recognition standard. The benefit of 20 basis points was driven by the net positive contribution to operating margin of fourth quarter 2017 sales incentives satisfied during the nine months ended September 30, 2018 and sales incentives deferred during the period, impacted by the mix of products. The changes in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were offset by the inflationary impact on costs outpacing revenue growth. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin decreased 140 basis points, significantly impacted by the Brazil IPI release, and Adjusted gross margin decreased 300 basis points, compared to the same period of 2017, including a decline of 350 basis points due to the impact of adopting the new revenue recognition standard. The 350 basis point decline was driven by (i) the reclassification of sales incentive costs from SG&A to cost of sales; (ii) the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue; and (iii) the reclassification of income from appointment kits from SG&A to net sales.
Gross margin and Adjusted gross margin were primarily impacted by the following:

•	an increase of 110 basis points due to the favorable net impact of mix and pricing, driven by inflationary pricing in Argentina.
This item was partially offset by the following:

•	a decrease of 60 basis points due to higher supply chain costs, driven by higher material costs primarily in South Latin America.
Selling, General and Administrative Expenses
SG&A as a percentage of total revenue decreased 460 basis points, significantly impacted by the Brazil IPI release, a loss contingency recorded in the prior-year period related to a non-U.S. pension plan, and higher CTI restructuring. Adjusted SG&A as a percentage of Adjusted revenue decreased 240 basis points, compared to the same period of 2017. SG&A as a percentage of total revenue and Adjusted SG&A as a percentage of Adjusted revenue include a benefit of 360 basis points due to the impact of adopting the new revenue recognition standard. The 360 basis point benefit was driven by (i) the reclassification of sales incentive costs from SG&A to cost of sales; (ii) the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue; and (iii) the reclassification of income from appointment kits from SG&A to net sales.
SG&A as a percentage of total revenue and Adjusted SG&A as a percentage of total revenue were primarily impacted by the following:

•
an increase of 50 basis points from higher transportation costs, mainly in Brazil primarily driven by inefficiencies caused by the national transportation strike and an increase in fuel prices, in Mexico due to an increase in fuel prices and by further increases in delivery rates in Russia;

•	an increase of approximately 30 basis points due to the net unfavorable impact of foreign currency transaction losses and foreign currency translation;

•	an increase of 40 basis points due to higher net brochure expense primarily due to an increase in brochure volumes in Brazil; and

•	an increase of 40 basis points due to to the net impact of declining revenue with respect to Representative, sales leader and field expense.
These items were partially offset by the following:

•	a decrease of 50 basis points from lower bad debt expense, primarily in Brazil, as the prior-year period was impacted by lower than anticipated collection of receivables; and

•	a decrease of 30 basis points from our expenses associated with employee incentive compensation plans (see further details below).

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Our expenses associated with employee incentive compensation plans had year-on-year benefit of approximately 30 basis points, as a benefit of approximately $19 mainly associated with a change in the way that we record our accrual in interim periods for 2018 employee incentive compensation plans was offset by an approximate $6 true-up to the accrual for 2017 employee incentive compensation plans which were paid in 2018. Our accrual for 2018 employee incentive compensation plan uses a phased approach that takes into account the relative contribution of the quarter’s performance to the total annual target. In both the nine month ended September 30, 2018 and 2017, the accrual was adjusted for the latest estimate of bonus payout (based on full year performance), resulting in a year-on-year benefit of approximately 30 basis points.
Other Expenses
Interest expense decreased by approximately $4 and interest income increased by $1 compared to the prior-year period.
A loss on extinguishment of debt of approximately $3 before tax was recorded in the second quarter of 2018 in connection with the prepayment of our 6.50% Notes. The loss of approximately $3 consisted primarily of the approximate $6 make-whole premium, partially offset by a write off of a deferred gain of approximately $4 associated with the March 2012 interest-rate swap agreement termination (see Note 15, Debt, to the Consolidated Financial Statements).
Other expense, net, decreased by approximately $26 compared to the prior-year period, including the impact of the Brazil IPI tax release of $27. Other expense, net was negatively impacted by foreign exchange net losses of $16 in the current period as compared to net gains of $2 in the prior-year period, and other miscellaneous unfavorable impacts totaling $4. This was partially offset by (i) approximately $12 recorded for our proportionate share of New Avon's losses during the nine months ended September 30, 2017, and (ii) lower expenses associated with employee benefit plans of $10, including the impact of a $3 settlement charge recorded in the third quarter of 2017 associated with the United Kingdom pension. As the recorded investment balance in New Avon was zero at the end of the third quarter of 2017, we have not recorded any additional losses associated with New Avon since the third quarter of 2017. See Note 3, Investment in New Avon and Note 7, Contingencies to the Consolidated Financial Statements included herein for more information on New Avon and the Brazil IPI tax release.
Effective Tax Rate
The effective tax rates and the Adjusted effective tax rates in 2018 and 2017 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates and the Adjusted effective tax rates in 2018 and 2017 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. These factors resulted in unusually high effective tax rates and the Adjusted effective tax rates in 2018 and 2017.
Our effective tax rates for the nine months ended September 30, 2018 and 2017 were 71.0% and 341.9%, respectively. The effective tax rates in 2018 and 2017 were also impacted by CTI restructuring charges, country mix of earnings and withholding taxes. In addition, the effective tax rate in 2018 was favorably impacted by the accrual of tax benefits of approximately $14 associated with the initial recognition of tax benefits associated with Avon’s interpretation of recent case law, the recognition of approximately $4 of deferred tax assets that had previously been subject to a full valuation allowance and other net benefits of approximately $1 offset with an increase of approximately $11 associated with our uncertain tax positions.
Our Adjusted effective tax rates for the nine months ended September 30, 2018 and 2017 were 108.5% and 121.0%, respectively. While the Adjusted effective tax rate was still high during the nine months ended September 30, 2018, both the Adjusted effective tax rate and the absolute amount of Adjusted income taxes declined relative to 2017. In addition, the Adjusted effective tax rate in 2018 was also favorably impacted by the accrual of tax benefits of approximately $14 associated with the initial recognition of tax benefits associated with Avon’s interpretation of recent case law, releases of tax reserves of approximately $8 associated with our uncertain tax positions and the recognition of $4 of deferred tax assets that had previously been subject to a full valuation allowance offset with other net charges of approximately $1.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction gains (classified within cost of sales, and SG&A), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $15, or approximately 30 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $60 and approximately $15, respectively, or approximately 100 basis points and approximately 20 basis points, respectively, to operating margin and Adjusted operating margin; and

•
foreign exchange net losses on our working capital (classified within other expense, net) as compared to net gains in the prior year, resulting in a year-over-year unfavorable impact of approximately $20 before tax on both a reported and Adjusted basis.

Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, CTI restructuring initiatives, a loss contingency related to a non U.S. pension plan, certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. See Note 9, Segment Information, to the Consolidated Financial Statements included herein for a reconciliation of segment profit to operating profit.
Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2018	2017	US$	Constant $	2018	2017	US$	Constant $
Total revenue	$442.9	$482.8	(8)%	(3)%	$1,512.0	$1,484.9	2%	—%
Segment profit	46.1	68.1	(32)%	(28)%	194.9	222.4	(12)%	(15)%

Segment margin	10.4%	14.1%	(370)	(370)	12.9%	15.0%	(210)	(220)

Change in Active Representatives				(4)%				(3)%
Change in units sold				(7)%				(3)%
Change in Ending Representatives				(5)%				(5)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2018
Total revenue decreased 8% compared to the prior-year period, primarily due to the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Turkish lira and Russian ruble. On a Constant $ basis, revenue decreased 3%. Revenue and Constant $ revenue included a benefit of approximately 2% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted primarily by a decrease in Active Representatives, as well as lower average order. The decline in both Active Representatives and Ending Representatives was primarily driven by a decline in Russia, and to a lesser extent, a decline in South Africa.
In Russia, revenue decreased 16%, unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue decreased 7%. Russia's revenue and Constant $ revenue included a benefit of approximately 2% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Russia were negatively impacted by a decrease in Active Representatives. Revenue and Constant $ revenue in Russia was also impacted by lower consumption in the market.
In the United Kingdom, revenue and Constant $ revenue decreased 5%. The United Kingdom's revenue and Constant $ revenue included a benefit of 5% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the United Kingdom were negatively impacted by a decrease in Active Representatives, driven by the continuation of underlying field issues, partially offset by higher average order.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

In South Africa, revenue decreased 15%, unfavorably impacted by foreign exchange. On a Constant $ basis, South Africa's revenue decreased 10%. South Africa's revenue and Constant $ revenue included a benefit of 2% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in South Africa were negatively impacted by a decrease in Active Representatives, resulting from the challenging macroeconomic environment and the application of stricter credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year.
Segment margin decreased 370 basis points on both a reported and Constant $ basis, including a decline of 110 basis points due to the impact of the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•
a net decline of 170 basis points primarily due to higher fixed expenses and the impact of the Constant $ revenue decline causing deleverage of our fixed expenses. Higher fixed expenses were primarily driven by inflationary cost increases, such as labor costs in our manufacturing facility in Poland, as well as higher investments in information technology;

•
a decline of 80 basis points due to higher Representative, sales leader and field expense, driven by increased investment in Central Europe, and higher pay-outs to the field compared to the prior-year period and in line with revenue performance in Turkey;

•	a decline of 60 basis points due to higher net brochure cost, primarily in the United Kingdom, South Africa, and Russia;

•	a decline of 60 basis points from higher advertising expense, driven by increased spend in South Africa and Central Europe to support new product launches;

•	a decline of 60 basis points from higher variable distribution cost, primarily relating to increased flexibility in order processing in the United Kingdom;

•	a decline of 50 basis points from higher transportation costs, driven by further increases in delivery rates in Russia and increased flexibility in order processing in the United Kingdom;

•
a benefit of 130 basis points due to higher gross margin primarily caused by 140 basis points from the favorable net impact of mix and pricing and 50 basis points from lower supply chain costs driven by lower material costs, partially offset by an estimated 60 basis points from the unfavorable impact of foreign currency net losses; and

•
a benefit of 80 basis points due to lower net bad debt expense, driven by Russia and South Africa. Bad debt expense in Russia in the prior-period was negatively impacted by a payment facilitation agency that had not remitted to us the funds it received from certain Representatives. In South Africa, the year-over-year bad debt expense comparison benefited from stricter credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year.

Nine Months Ended September 30, 2018
Total revenue increased 2% compared to the prior-year period, primarily due to the favorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Turkish lira and Russian ruble. On a Constant $ basis, revenue was relatively unchanged. Revenue and Constant $ revenue included a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted primarily by a decrease in Active Representatives,
In Russia, revenue decreased 2%, unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue increased 1%. Russia's revenue and Constant $ revenue included a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Russia were negatively impacted by a decrease in Active Representatives. Revenue and Constant $ revenue in Russia was also negatively impacted by continued competitive pressures and lower consumption in the market.
In the United Kingdom, revenue decreased 2%, despite the favorable impact of foreign exchange. On a Constant $ basis, the United Kingdom's revenue declined 8%. The United Kingdom's revenue and Constant $ revenue included a benefit of 4% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the United Kingdom were negatively impacted by a decrease in Active Representatives, driven by the continuation of underlying field issues, partially offset by higher average order.
In South Africa, revenue decreased 2%, primarily due to the favorable impact of foreign exchange. On a Constant $ basis, South Africa's revenue declined 5%. South Africa's revenue and Constant $ revenue included a benefit of 3% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in South Africa were negatively impacted

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

by a decrease in Active Representatives, resulting from the challenging macroeconomic environment and the application of stricter credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year.
Segment margin decreased 210 basis points, or 220 basis points on a Constant $ basis, including a decline of 20 basis points due to the impact of the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a net decline of 70 basis points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses;

•	a decline of 50 basis points from higher transportation costs, driven by further increases in delivery rates in Russia and increased flexibility in order processing in the United Kingdom;

•	a decline of 40 basis points from higher variable distribution cost primarily relating to increased flexibility in order processing in the United Kingdom;

•
a decline of 40 basis points due to to the net impact of declining revenue with respect to Representative, sales leader and field expense, as well as driven by increased investment in Central Europe, and higher pay-outs to the field compared to the prior-year period and in line with revenue performance in Turkey;

•	a decline of 30 basis points due to higher net brochure cost, primarily in the United Kingdom and in South Africa;

•	a decline of 30 basis points from higher advertising expense, primarily due to increased investments in the United Kingdom, South Africa and Russia; and

•
a benefit of 40 basis points due to lower net bad debt expense, driven by Russia and South Africa. Bad debt expense in Russia in the prior-period was negatively impacted by a payment facilitation agency that had not remitted to us the funds it received from certain Representatives. In South Africa, the year-over-year bad debt expense comparison benefited from stricter credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year.

South Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2018	2017	US$	Constant $	2018	2017	US$	Constant $
Total revenue	$645.4	$589.7	9%	37%	$1,658.6	$1,647.0	1%	13%
Brazil IPI tax release	(168.4)	—			(168.4)	—
Adjusted revenue	$477.0	$589.7	(19)%	—%	$1,490.2	$1,647.0	(10)%	2%

Segment profit	194.1	66.7	*	*	276.5	126.1	*	*
Brazil IPI tax release	(168.4)	—			(168.4)	—
Adjusted segment profit	$25.7	$66.7	(61)%	(46)%	$108.1	$126.1	(14)%	—%

Segment margin	30.1%	11.3%	1,880	2,020	16.7%	7.7%	900	1,040
Brazil IPI tax release	(24.7)	—			(9.4)	—
Adjusted segment margin	5.4%	11.3%	(590)	(510)	7.3%	7.7%	(40)	(20)

Change in Active Representatives				(7)%				(6)%
Change in units sold				(10)%				(7)%
Change in Ending Representatives				(7)%				(7)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2018
Total revenue increased 9% compared to the prior-year period, significantly impacted by the Brazil IPI tax release. Excluding the Brazil IPI release, Adjusted revenue for the region was down 19%. The unfavorable impact of foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Argentinian peso, partially offset the increase in total revenue. On a Constant $ basis, Adjusted revenue was relatively unchanged. Revenue and Constant $

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Adjusted revenue included a benefit of approximately 5% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ Adjusted revenue were negatively impacted by a decrease in Active Representatives, partially offset by higher average order driven by Argentina. The decline in both Active Representatives and Ending Representatives was primarily driven by a decline in Brazil.
Revenue in Brazil increased 27%, significantly impacted by the Brazil IPI release. Excluding the Brazil IPI release, Adjusted revenue in Brazil decreased 23%, unfavorably impacted by foreign exchange, while Brazil's Constant $ Adjusted revenue decreased 5%. Brazil's revenue and Adjusted Constant $ revenue included a benefit of approximately 7% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ Adjusted revenue in Brazil were negatively impacted by a decrease in Active Representatives, as well as lower average order. On an Constant $ Adjusted basis, Brazil’s sales from Beauty products and Fashion & Home products declined 12% and 2%, respectively, including an immaterial impact in both categories due to the impact of the new revenue recognition standard. The decline in Constant $ Beauty sales in Brazil was driven by weaker performance in Color, which was negatively impacted by competition. Revenue and Constant $ Adjusted revenue in Brazil, as well as Active Representatives and Ending Representatives continued to be negatively impacted by competitive pressures, the challenging macroeconomic environment and lower consumption in the market, as well as lower appointments due to the application of strict credit requirements for the acceptance of new Representatives.
Revenue in Argentina declined 33%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 19%. Argentina's revenue and Constant $ revenue included an immaterial benefit due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Argentina benefited from higher average order, which was impacted by improved revenue growth management including inflationary pricing.
Segment margin increased 1,880 basis points, significantly impacted by the Brazil IPI release. Partially offsetting the Brazil IPI release was the unfavorable impact of approximately 90 basis points as a result of hyperinflationary accounting in Argentina effective July 1, 2018, primarily due to inventory being accounted for at its historical dollar cost. The reported segment margin increase and the Constant $ Adjusted segment margin decrease of 510 basis points both included a decline of 100 basis points due to the impact of adopting the new revenue recognition standard. The remaining decrease in reported and the decrease of Constant $ Adjusted segment margin was primarily as a result of:

•
a decline of 130 basis points due to higher Representative, sales leader and field expense, primarily in Brazil due to investments aimed at recovering activity levels that were disrupted by the national transportation strike in the second quarter of 2018;

•	a decline of 100 basis points due to higher net brochure cost, primarily in Brazil due to an increase in brochure volumes;

•	a net decline of 90 basis points primarily due to the impact of the Constant $ Adjusted revenue decline causing deleverage of our fixed expenses;

•	a decline of 70 basis points from higher advertising expense as compared to the prior-year period, primarily in Brazil for a new product launch in the Fragrance category; and

•	a decline of 70 basis points due to higher transportation costs in Brazil, primarily driven by an increase in fuel prices in Brazil.

•
In addition, gross margin was relatively unchanged as compared to the prior-year period, as the favorable net impact of mix and pricing, driven by inflationary pricing in Argentina, was offset by higher supply chain costs driven by higher material costs.

Brazil IPI tax discussion
In May 2015, an Executive Decree on certain cosmetics went into effect in Brazil which increased the amount of IPI taxes that are to be remitted by Avon Brazil to the taxing authority on the sales of cosmetic products subject to IPI. As of September 30, 2018, due in part, to recent judicial decisions across the industry and other developments, we have concluded, supported by the opinion of legal counsel, that the Executive Decree is unconstitutional. We have therefore assessed the IPI tax under ASC 450, Contingencies and determined that the risk of loss during ongoing judicial reviews is reasonably possible but not probable, and accordingly, we have released our liability accrued to-date of $195. We have considered the release of the liability as a non-GAAP adjustment, and therefore, we have adjusted for the IPI tax of $168 (which was recorded in net sales in our Consolidated Income Statements) and the associated interest of $27 (which was recorded in other (income) expense, net in our Consolidated Income Statements) in our Adjusted non-GAAP results during the three and nine months ended September 30, 2018. The accrual for the Brazil IPI tax negatively impacted total revenue in the nine months ended September 30, 2018 for Brazil, South Latin America, and total Avon by approximately 4-5%, approximately 2-3% and approximately 1%, respectively. For additional

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

details on the IPI tax on cosmetics increase in Brazil, see Note 7, Contingencies, to the Consolidated Financial Statements included herein.
Argentina discussion
During the quarter ended June 30, 2018, based on published official exchange rates which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina had become a highly inflationary economy. From July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary. As such, the functional currency for Argentina has changed to the U.S. dollar, which is the consolidated group's reporting currency. When an entity operates in a highly inflationary economy, exchange gains and losses associated with monetary assets and liabilities resulting from changes in the exchange rate are recorded in income. Nonmonetary assets and liabilities, which include inventories, property, plant and equipment and contract liabilities, are carried forward at their historical dollar cost, which was calculated using the exchange rate at June 30, 2018.
As a result of the devaluation of the Argentinian peso of approximately 30% from June 30, 2018 to September 30, 2018, operating profit was negatively impacted by approximately $4, largely in cost of sales in our Consolidated Income Statements, primarily due to inventory being accounted for at its historical dollar cost. During the three months ended September 30, 2018, we also recorded a benefit during the period of approximately $9 in other expense, net primarily associated with the net monetary liability position of Argentina, and an approximate $2 negative impact on income taxes, both in our Consolidated Income Statements.
Our Argentinian operations contributed approximately $67, or approximately 5% of revenues and approximately 8% of Constant $ Adjusted revenue during the three months ended September 30, 2018. Our Argentinian operations contributed approximately $217, or approximately 5% of revenues, or approximately 7% of Constant $ Adjusted revenue during the nine months ended September 30, 2018. As of September 30, 2018, the net Argentine peso-denominated monetary liability position of Argentina was $27 and the net Argentine peso-denominated non-monetary asset position was $55, primarily consisting of inventory balances of $37.
Nine Months Ended September 30, 2018
Total revenue increased 1% compared to the prior-year period, significantly impacted by the Brazil IPI tax release. Excluding the Brazil IPI release, Adjusted revenue for the region was down 10%. The unfavorable impact of foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Argentinian peso, more than offset the increase in total revenue. On a Constant $ basis, Adjusted revenue increased 2%. Revenue and Constant $ Adjusted revenue included a benefit of approximately 6% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ Adjusted revenue were negatively impacted by a decrease in Active Representatives, partially offset by higher average order driven by Argentina.
Revenue in Brazil increased 4%, significantly impacted by the Brazil IPI release. Excluding the Brazil IPI release, Adjusted revenue in Brazil decreased 14%, unfavorably impacted by foreign exchange. Brazil's Constant $ Adjusted revenue decreased 3%. Brazil's revenue and Constant $ Adjusted revenue included a benefit of approximately 9% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ Adjusted revenue in Brazil were negatively impacted by a decrease in Active Representatives, as well as lower average order. On an Adjusted Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products declined 9% and 5%, respectively, including a 2% benefit in both categories due to the impact of the new revenue recognition standard. The decline in Constant $ Beauty sales in Brazil was driven by weaker performance in Color, which was negatively impacted by competition. Revenue and Constant $ Adjusted revenue in Brazil, as well as Active Representatives and Ending Representatives continued to be negatively impacted by competitive pressures, the challenging macroeconomic environment and lower consumption in the market, as well as lower appointments due to the application of strict credit requirements for the acceptance of new Representatives. In addition, revenue and Constant $ Adjusted revenue in Brazil, as well as Active Representatives and Ending Representatives, were also impacted by a national transportation strike which affected sales and distribution in the second quarter of 2018.
Revenue in Argentina declined 18%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 22%. Argentina's revenue and Constant $ revenue included a benefit of approximately 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Argentina benefited from higher average order, which was impacted by improved revenue growth management including inflationary pricing.
Segment margin increased 900 basis points, significantly impacted by the Brazil IPI release. Partially offsetting the Brazil IPI release was the unfavorable impact of approximately 30 basis points as a result of hyperinflationary accounting in Argentina effective July 1, 2018, primarily due to inventory being accounted for at its historical dollar cost. The reported segment margin increase and the Constant $ Adjusted segment margin decrease of 20 basis points both included a decline of 30 basis points due

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

to the impact of adopting the new revenue recognition standard. The remaining increase in reported and Constant $ Adjusted segment margin was primarily as a result of:

•
a benefit of 130 basis points due to higher gross margin of 140 basis points from the favorable net impact of mix and pricing, driven by inflationary pricing in Argentina, and 60 basis points due to non-recurring net tax recoveries in Brazil. These items were partially offset by 110 basis points due to higher supply chain costs driven by higher material costs;

•	a benefit of 100 basis points from lower net bad debt expense, primarily in Brazil, as the prior-year period was impacted by lower than anticipated collection of receivables;

•	a decline of 80 basis points due to higher net brochure cost, primarily due to an increase in brochure volumes in Brazil;

•	a decline of 70 basis points due to higher transportation costs in Brazil, primarily driven by inefficiencies caused by the national transportation strike and an increase in fuel prices; and

•
a decline of 60 basis points due to higher Representative, sales leader and field expense, primarily in Brazil due to investments aimed at recovering activity levels that were disrupted by the national transportation strike in the second quarter of 2018.

North Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2018	2017	US$	Constant $	2018	2017	US$	Constant $
Total revenue	$207.0	$206.0	—%	5%	$609.9	$607.0	—%	2%
Segment profit	14.3	17.6	(19)%	(18)%	54.1	57.2	(5)%	(6)%

Segment margin	6.9%	8.5%	(160)	(190)	8.9%	9.4%	(50)	(70)

Change in Active Representatives				(3)%				(5)%
Change in units sold				4%				(4)%
Change in Ending Representatives				(9)%				(9)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2018
North Latin America consists largely of our Mexico business. Total revenue for the segment was relatively unchanged compared to the prior-year period, unfavorably impacted by foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 5%. Revenue and constant dollar revenue included a benefit of approximately 3% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue benefited from higher average order, partially offset by a decrease in Active Representatives. The decline in Ending Representatives was primarily driven by a decline in Mexico.
Revenue in Mexico increased 3%, despite the unfavorable impact of foreign exchange. On a Constant $ basis, Mexico's revenue increased 10%. Mexico's revenue and Constant $ revenue included a benefit of approximately 3% due to the impact of the new revenue recognition standard. Constant $ revenue growth in Mexico was primarily due to higher average order which benefited from incremental media investment in the Color and Fragrance categories, partially offset by a decrease in Active Representatives. Revenue in Mexico continues to be impacted by lower than expected service levels in both the current-year and prior-year periods.
Segment margin decreased 160 basis points, or 190 basis points on a Constant $ basis, including a decline of 90 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a net decline of 130 basis points due to higher fixed expenses, primarily related to personnel cost;

•	a decline of 130 basis points from higher advertising expense, primarily in Mexico due to incremental media investment in the Color and Fragrance categories to support new product launches;

•	a decline of 80 basis points due to higher Representative, sales leader and field expense to support recruitment in Central America;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	a decline of 40 basis points due to higher transportation costs, primarily related to an increase in fuel prices and additional security costs associated with transportation providers in Mexico;

•
a benefit of 200 basis points due to higher gross margin primarily due to 100 basis points from the favorable net impact of mix and pricing, 70 basis points from the favorable impact of foreign currency net gains and 60 basis points from lower supply chain costs driven by lower obsolescence; and

•	a benefit of 60 basis points due to lower net bad debt expense primarily driven by the comparison to the higher bad debt levels in the prior-year period.
Nine Months Ended September 30, 2018
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
Revenue in Mexico increased 4%, which was favorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue increased 5%. Mexico's revenue and Constant $ revenue included a benefit of approximately 5% due to the impact of the new revenue recognition standard. Revenue and Constant $ revenue in Mexico were negatively impacted by a decrease in Active Representatives primarily due to quality issues in the Fashion & Home category in the first quarter of 2018, offset by higher average order which benefited from incremental media investment in the Color and Fragrance categories in the third quarter of 2018.
Segment margin decreased 50 basis points, or 70 basis points on a Constant $ basis, including a benefit of 20 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a net decline of 170 basis points primarily due to higher fixed expenses, primarily related to personnel cost;

•	a decline of 50 basis points due to higher transportation costs, primarily related to an increase in fuel prices in Mexico;

•
a benefit of 70 basis points due to higher gross margin primarily due to 90 basis points from the favorable net impact of mix and pricing and 70 basis points from the favorable impact of foreign currency net gains, partially offset by 90 basis points from higher supply chain costs driven by higher material costs; and

•	a benefit of 60 basis points due to lower Representative, sales leader and field expense in line with sales performance for the region.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2018	2017	US$	Constant $	2018	2017	US$	Constant $
Total revenue	$120.5	$118.3	2%	6%	$345.0	$345.6	—%	2%
Segment profit	9.6	13.8	(30)%	(25)%	27.3	37.3	(27)%	(21)%

Segment margin	8.0%	11.7%	(370)	(340)	7.9%	10.8%	(290)	(240)

Change in Active Representatives				(2)%				(2)%
Change in units sold				6%				—%
Change in Ending Representatives				(2)%				(2)%
Amounts in the table above may not necessarily sum due to rounding.
Effective from the first quarter of 2018, given that we have exited Australia and New Zealand during 2018, the results of Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment. The impact was not material to Asia Pacific or Other operating segments and business activities and is consistent with how we present other market exits.
Three Months Ended September 30, 2018
Total revenue increased 2% compared to the prior-year period, despite the unfavorable impact of foreign exchange. On a Constant $ basis, revenue increased 6%. Revenue and Constant $ revenue included a benefit of 2% due to the impact of

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

adopting the new revenue recognition standard. Revenue and Constant $ revenue benefited from higher average order, partially offset by a decrease in Active Representatives, most significantly in Malaysia. The decline in Ending Representatives was primarily driven by a decline in Malaysia.
Revenue in the Philippines increased 1%, despite the unfavorable impact of foreign exchange. On a Constant $ basis, revenue in the Philippines increased 7%. Revenue and Constant $ revenue in the Philippines included a benefit of 3% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the Philippines benefited from higher average order, which was primarily due to the market's initiative to grow the Skincare category and improvements in service, partially offset by a decrease in Active Representatives.
Segment margin decreased 370 basis points, or 340 basis points on a Constant $ basis, including an immaterial impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•
a decline of 320 basis points from lower gross margin, primarily due to 200 basis points from higher supply chain costs, 90 basis points from the unfavorable net impact of mix and pricing and 40 basis points from the unfavorable impact of foreign currency net losses. Higher supply chain costs were primarily due to higher logistics cost in the Philippines to address service disruptions caused by the inventory system implementation earlier in the year, as well as due to fuel and price increases; and

•
a decline of 40 basis points due to higher fixed expenses primarily relating to higher warehousing cost in the Philippines as a result of service disruptions caused by the inventory system implementation earlier in the year.

Nine Months Ended September 30, 2018
Total revenue was relatively unchanged compared to the prior-year period, unfavorably impacted by foreign exchange. On a Constant $ basis, revenue increased 2%. Revenue and Constant $ revenue included a benefit of 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue benefited from higher average order, partially offset by a decrease in Active Representatives, most significantly in Malaysia.
Revenue in the Philippines decreased 2%, negatively impacted by the unfavorable impact of foreign exchange. On a Constant $ basis, revenue in the Philippines increased 2%. Revenue and Constant $ revenue in the Philippines included a benefit of 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the Philippines benefited from an increase in Active Representatives and the market's initiative to grow the Skincare category, mainly in the third quarter of 2018. Revenue and Constant $ revenue in the region and the Philippines was also negatively impacted by inventory system implementation issues resulting in service disruption during the first half of 2018.
Segment margin decreased 290 basis points, or 240 basis points on a Constant $ basis, including a decline of 20 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•
a decline of 90 basis points due to higher gross margin primarily caused by 50 basis points from higher supply chain costs due to higher logistics cost in the Philippines to address service disruptions caused by the inventory system implementation earlier in the year, which was partially offset by lower obsolescence;

•
a decline of 50 basis points due to higher fixed expenses primarily relating to higher warehousing cost in the Philippines as a result of service disruptions caused by the inventory system implementation earlier in the year;

•	a decline of 40 basis points related to higher Representative, sales leader and field expense, primarily due to investments in store upgrades and e-commerce in China; and

•	a decline of 30 basis points due to higher advertising expense, primarily in China, related to celebrity and digital advertising to support growth.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At September 30, 2018, we had cash and cash equivalents totaling approximately $453. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. On June 12, 2018, we received a decision authorizing Avon to withdraw the amount held as a judicial deposit relating to Brazil IPI taxes, substituting it by letter of guarantee, which was presented; on July 30, 2018, $68 was received (described more fully in Note 7, Contingencies, to the Consolidated Financial Statements included herein).
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
Cash Flows
Net Cash (Used) Provided by Continuing Operating Activities
Net cash used by continuing operating activities during the first nine months of 2018 was approximately $68 as compared to net cash provided by continuing operating activities of approximately $35 during the first nine months of 2017, a decrease of approximately $103. The year-over-year comparison of net cash used by continuing operating activities was unfavorably impacted by higher inventory purchases, lower cash-related earnings, a timing difference of approximately $34 relating to refundable indirect taxes, and the payment of $5 accrued interest related to the 2019 bond prepayment. These unfavorable impacts to the year-over-year comparison of cash from operating activities were partially offset by the judicial deposit receipt of approximately $68 relating to Brazil IPI taxes (described more fully in Note 7, Contingencies, to the Consolidated Financial Statements included herein) and lower net receivables.
Net Cash Used by Continuing Investing Activities
Net cash used by continuing investing activities during the first nine months of 2018 was approximately $72, as compared to approximately $42 during the first nine months of 2017. The approximate $30 increase to net cash used by continuing investing activities was primarily due to an approximate $22 cash distribution received from New Avon LLC in the third quarter of 2017.
Net Cash Used by Continuing Financing Activities
Net cash used by continuing financing activities during the first nine months of 2018 was approximately $255, as compared to approximately $10 during the first nine months of 2017. The approximate $245 unfavorable impact to net cash used by continuing financing activities was primarily due to repayment of debt in the second quarter of 2018.
In our second quarter 2018 Form 10-Q, our Consolidated Statements of Cash Flows presented the payment of a make-whole premium of $6.2, relating to the prepayment of our 6.50% Notes, within cash flows from operating activities; however, this amount should have been presented within cash flows from financing activities. This has been reclassified to cash flows from financing activities for the nine months ended September 30, 2018. We determined that the effect of this revision was not material to our second quarter 2018 Form 10-Q.
Capital Resources
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). As of September 30, 2018, there were no amounts outstanding under the 2015 facility. The 2015 facility will terminate in June 2020; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
As of September 30, 2018, we were in compliance with our interest coverage and total leverage ratios under the 2015 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by AIO, which, as of September 30, 2018, was approximately $31. As of September 30, 2018, based on then applicable interest rates, the entire amount of the remaining 2015 facility, which is approximately $369, could have been drawn down without violating any covenant. Depending on our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), it is possible that we may be non-compliant with our interest coverage or total leverage ratio absent the Company undertaking other alternatives to avoid noncompliance, such as obtaining additional amendments to the 2015 facility or repurchasing certain debt. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2015 facility and our credit ratings may be downgraded. As of June 30, 2018, there were no amounts outstanding under the 2015 facility.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of September 30, 2018, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at September 30, 2018 and December 31, 2017, was exposed to floating interest rates.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Transformation Plan, Open Up Avon, stabilization strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of the Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and/or realize the projected benefits (in the amounts and time schedules we expect) from, our Transformation Plan, Open Up Avon, stabilization strategies, cost savings initiatives, restructuring and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies including e-commerce, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;

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

•	the possibility of business disruption in connection with our Transformation Plan, Open Up Avon, stabilization strategies, cost savings initiatives, or restructuring and other initiatives;

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2018, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the Consolidated Financial Statements included herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended September 30, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/18	—		$—	*	*
8/1 - 8/31/18	—		—	*	*
9/1 - 9/30/18	5,097	(1)	2.53	*	*
Total	5,097		$2.53	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)
All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and performance restricted stock units.

Some of these share repurchases may reflect a delay from the actual transaction date.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

10.1	Amendment, dated August 6, 2018, to Miguel Fernandez Relocation Letter dated June 12, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	November 2, 2018	/s/ Laura Barbrook
Laura Barbrook
Vice President and Corporate
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.