Form 10-K
period 2018-12-31
AVON PRODUCTS INC
filed 2019-02-21
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
_________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2018 (the last business day of our most recently completed second quarter) was $0.7 billion.
The number of shares of Common Stock (par value $.25) outstanding at January 31, 2019, was 442,426,520
 _________________________
Documents Incorporated by Reference
Part III - Portions of the registrant’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Transformation Plan, Open Up Avon, stabilization strategies, digital strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of the Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and/or realize the projected benefits (in the amounts and time schedules we expect) from Open Up Avon, stabilization strategies, cost savings initiatives, restructuring and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, digital strategies, Internet platform and technology strategies including e-commerce, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;

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

•
our ability to reverse declining revenue, to improve margins and net income, or to achieve profitable growth, particularly in our largest markets and developing and emerging markets, such as Brazil, Mexico, Russia and the United Kingdom;

•
our ability to improve working capital and effectively manage doubtful accounts and inventory and implement initiatives to reduce inventory levels, including through our recent structural reset of inventory processes, and the potential impact on cash flows and obsolescence;

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
Additional information identifying such factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2018, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

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
Our business is conducted primarily in one channel, direct selling. Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. Financial information relating to our reportable segments is included in "Segment Review" within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A," on pages 27 through 54 of this Annual Report on Form 10-K for the year ended December 31, 2018, which we refer to in this report as our "2018 Annual Report," and in Note 15, Segment Information, to the Consolidated Financial Statements on pages F-50 through F-52 of our 2018 Annual Report. We refer to each of the Notes to the Consolidated Financial Statements in this 2018 Annual Report as a "Note." Information about geographic areas is included in Note 15, Segment Information on pages F-50 through F-52 of our 2018 Annual Report. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S.").
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management L.P. ("Cerberus"), which included a $435 investment in Avon by an affiliate of Cerberus through the purchase of our convertible preferred stock and the separation of the North America business (including approximately $100 of cash, subject to certain adjustments) from Avon into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by an affiliate of Cerberus. These transactions closed in March 2016 and Avon retained approximately 20% ownership in New Avon. Our North America business had consisted of the Company's operations in the U.S., Canada and Puerto Rico; this business was previously its own reportable segment, and has been presented as discontinued operations for all periods presented. Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale on pages F-24 through F-26 of our 2018 Annual Report and Note 4, Investment in New Avon on page F-26 of our 2018 Annual Report for additional information regarding the investment by an affiliate of Cerberus and the separation of the North America business.
Distribution
During 2018, we had sales operations in 56 countries and territories, and distributed our products in 21 other countries and territories.
Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2018, we had approximately 5 million active Representatives which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets, for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales globally.
A Representative contacts their customers directly, selling primarily through our brochure (whether paper or online), which highlights new products and special promotions (or incentives) for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is typically generated every three to four weeks. A purchase order is processed and the products are picked at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for her or his own account. Historically, the Representative then delivers the merchandise and collects payment from the customer for her own account. Several of our larger countries have begun to offer direct to customer delivery of the ordered products. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.

We employ certain web-enabled systems to increase Representative support, which allow a Representative to run her or his business more efficiently and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and communications with us. In addition, in many markets, Representatives can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets. We are actively deploying and training the Representatives on additional digital tools and sales methods to help increase her customer reach.
In some markets, particularly in Asia Pacific, we use decentralized branches, satellite stores and independent retail operations (e.g., beauty boutiques) to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility of the Avon brand and channel with consumers and help reinforce our beauty image. In certain markets, we allow our beauty centers and other retail-oriented and direct-to-consumer opportunities to reach new customers in complementary ways to direct selling. In the United Kingdom ("UK") and certain other markets, we also utilize e-commerce and market our products through consumer websites.
The recruiting or appointing and training of Representatives are the primary responsibilities of independent leaders supported by zone managers. Depending on the market and the responsibilities of the role, some of these individuals are our employees and some are independent contractors. Those who are employees are paid a salary and an incentive based primarily on the achievement of a sales objective in their district. Those who are independent contractors are rewarded primarily based on total sales achieved in their zones or downline team of recruited, trained and managed Representatives. Personal contacts, including recommendations from current Representatives (including the sales leadership program), and local market advertising constitute the primary means of obtaining new Representatives. The sales leadership program is a multi-level compensation program which gives Representatives, known as independent leaders, the opportunity to earn discounts on their own sales of our products, as well as commissions based on the net sales made by Representatives they have recruited and trained. This program generally limits the number of levels on which commissions can be earned to three. The primary responsibilities of independent leaders are the prospecting, appointing, training and development of their downline Representatives while maintaining a certain level of their own sales. As described above, the Representative is the "store" through which we primarily sell our products and, given the high rate of turnover among Representatives, which is a common characteristic of direct selling, it is critical that we recruit, retain and service Representatives on a continuing basis in order to maintain and grow our business.
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
Promotion and Marketing
Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, digital content and tools, promotional pieces, customer flyers and various forms of advertising may be used. In addition, we seek to motivate the Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the district sales or zone managers. We believe that the training meetings are an integral part of enabling the Representatives to provide customers with the advice and tools to better service her customer base as well as teach sales techniques and provide recognition for sales performance.
We use a number of merchandising techniques, including promotional pricing for new products, combination offers, trial sizes and samples, and the promotion of products packaged as gift items. In most markets, for each sales campaign, we publish a distinctive brochure (whether paper or online), in which we introduce new products and special promotions on selected items, or give particular prominence to a particular category. Key priorities for our merchandising include the delivering of product bundles and regimens that help improve average order size and the continued use of analytical tools to enable a deeper, fact-based understanding of the role and impact of pricing within our product portfolio.
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

Specifically, due to the nature of the direct-selling channel, we often compete on a country-by-country basis, with our direct-selling competitors. Unlike a typical CPG company which operates within a broad-based consumer pool, direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or "better deal" than that offered by the competition as well as significant competition from other non-direct selling earnings opportunities for which the existing Representatives or potential Representatives could avail themselves. Providing a compelling earnings opportunity for the Representatives is as critical as developing and marketing new and innovative products. As a result, in contrast to a typical CPG company, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.
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
International Operations
During 2018, our international operations, outside of the U.S., were conducted primarily through subsidiaries in 56 countries and territories. Outside of the U.S., our products were also distributed in 20 other countries and territories. In March 2016, we separated from our North America business, which had consisted of the Company's operations in the U.S., Canada and Puerto Rico; this business has been presented as discontinued operations for all periods presented. As a result, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S. During 2018, approximately 39% of our consolidated revenue was derived from South Latin America, approximately 38% was derived from Europe, Middle East & Africa, approximately 15% was derived from North Latin America and approximately 8% was derived from Asia Pacific. Further, approximately 23% of our consolidated revenue during 2018 was derived from Brazil, which is our largest market and is included within the South Latin America reportable segment.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse foreign currency fluctuations, foreign currency remittance restrictions, the ability to procure products and unfavorable social, economic and political conditions.
See the sections "Risk Factors - Our ability to conduct business in our international markets may be affected by political, legal, tax and regulatory risks." and "Risk Factors - We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions." in Item 1A on pages 7 through 20 of our 2018 Annual Report for more information.
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
Additionally, we design the brochures (whether paper or online) that are used by the Representatives to sell our products. The brochures are then produced on our behalf by a range of printing suppliers.
The loss of any one supplier would not have a material impact on our ability to source raw materials for the majority of our Beauty products or source products for the remainder of our Beauty products and all of our Fashion & Home products or paper for the brochures.
See Item 2, Properties, on page 20 of our 2018 Annual Report for additional information regarding the location of our principal manufacturing facilities.

Product Categories
Both of our product categories individually account for 10% or more of consolidated net sales in 2018. The following is the percentage of net sales by product category for the years ended December 31:

	2018	2017	2016
Beauty	74%	75%	74%
Fashion & Home	26%	25%	26%
2018 was also impacted by the Brazil IPI tax release, which is excluded from net sales in our calculation above. See "SOLA" within MD&A on pages 46 through 48 for more information.
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
Research and Product Development Activities
New products are essential to growth in the highly competitive cosmetics industry. Our research and development ("R&D") department’s efforts are important to developing new products, including formulating effective beauty treatments relevant to women’s needs, and redesigning or reformulating existing products. As part of our Open Up Avon strategy and to improve our brand competitiveness, we have increasingly partnered with third party product development companies to help accelerate our development time and sustained our focus on new technology and product innovation to deliver first-to-market products that provide visible consumer benefits.
Our global R&D facility is located in Suffern, NY. A team of researchers and technicians apply the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have R&D facilities located in Argentina, Brazil, China, Mexico, the Philippines, Poland, South Africa and the UK.
In 2018, our most significant product launches included: Eve Discovery Collection, Full Speed Nitro, Avon Life Color for Him and Her by Kenzo Takada, Anew Platinum and Anew Ultimate Instantly Smoothing Eye Gel, Clearskin O2 Fresh Micellar Cleansing Water, Avon Care Coconut Oil Collection, Encanto Energy Collection, Mark. Big & Extreme Mascara, Avon True Velvet Luminosity Lipstick and Avon True Flawless Finishing Pearls.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $48.0 in 2018, $52.9 in 2017 and $52.1 in 2016. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters
Compliance with environmental laws and regulations impacting our global operations has not had, and currently is not anticipated to have, a material adverse effect on our financial position, capital expenditures or competitive position.
Employees
At December 31, 2018, we employed approximately 23,000 employees. Of these, approximately 500 were employed in the U.S. and approximately 22,500 were employed in other countries.

Transformation Plan and Open Up Avon
In January 2016, we announced a transformation plan (the "Transformation Plan") which was completed in 2018. In September 2018, we initiated a new strategy to return Avon to growth ("Open Up Avon"). See "Overview" within MD&A on pages 28 through 29 for more information on these items.
Acquisitions and Dispositions
In December 2015, we entered into definitive agreements with affiliates of Cerberus, which included the separation of the North America business from Avon into New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus. Avon retained approximately 20% ownership in New Avon. These transactions closed in March 2016.
In February 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd., of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd.
Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale on pages F-24 through F-26 of our 2018 Annual Report, for additional information regarding the sale of the North America business and the sale of Avon Manufacturing (Guangzhou), Ltd.
Website Access to Reports
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2018, available without charge on our investor website (www.avoninvestor.com) as soon as reasonably practicable after they are filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). We also make available on our website the charters of our Board Committees, our Corporate Governance Guidelines and our Code of Conduct. Copies of these SEC reports and other documents are also available, without charge, by sending a letter to Investor Relations, Avon Products, Inc., 1 Avon Place, Suffern, N.Y. 10901, by sending an email to investor.relations@avon.com or by calling (212) 282-5320. Information on our website does not constitute part of this report. Our filings with the SEC, including reports, proxy and information statements, and other information regarding the Company are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.
ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks associated with an investment in our publicly-traded securities and all of the other information in our 2018 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
Risks Related to Us and Our Business
Our success depends on our ability to improve our financial and operational performance and execute fully our global business strategy.
Our ability to improve our financial and operational performance and implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:

•	implement Open Up Avon, stabilization strategies, cost savings initiatives, restructuring and other initiatives, and achieve anticipated savings and benefits from such programs and initiatives;

•	reverse declines in our market share and strengthen our brand image;

•	implement appropriate pricing strategies and product mix that are more aligned with the preferences of local markets and achieve anticipated benefits from these strategies;

•	reduce costs and effectively manage our cost structure, particularly selling, general and administrative ("SG&A") expenses;

•	improve our business in the markets where we operate, including through improving field health;

•	execute investments in information technology ("IT") infrastructure and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;

•
implement and continue to innovate our digital strategies, Internet platform, technology strategies and customer service initiatives, including our ability to offer a more compelling social selling experience and the roll-out of e-commerce in certain markets;

•	effectively manage our outsourcing activities;

•	improve our marketing and advertising, including our brochures and our social media presence;

•
improve working capital, effectively manage inventory and implement initiatives to reduce inventory levels, including through our recent structural reset of inventory processes, and the potential impact on cash flows and obsolescence;

•
secure financing at attractive rates, maintain appropriate capital investment, capital structure and cash flow levels and implement cash management, tax, foreign currency hedging and risk management strategies;

•
reverse declines in Active Representatives and Representative satisfaction by successfully reducing campaign complexity and enhancing our sales leadership program, the Representative experience, retention and earnings potential, along with improving our brand image;

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
We may experience financial and strategic difficulties and delays or unexpected costs in completing Open Up Avon and any other restructuring and cost-savings initiatives, including achieving any anticipated savings and benefits of these initiatives.
In September 2018, we initiated a new strategy in order to return Avon to growth (“Open Up Avon”). As one element of this plan, we are targeting pre-tax annualized cost savings of approximately $400 million by 2021, to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. We initiated the Open Up Avon strategy to enable us to achieve our goals of low-single-digit constant-dollar revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and information technology infrastructure initiatives. See "Overview" within MD&A on pages 27 through 29 for more information on our Open Up Avon Strategy.
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
There can be no assurance that we will be able to improve revenue, margins and net income, or to achieve profitable growth in the future, particularly in our largest markets and developing and emerging markets, such as Brazil, Mexico and Russia. Our revenue in 2018 was $5,571.3 million, compared with $5,715.6 million in 2017 and $5,717.7 million in 2016. Improving revenue, margins and net income and achieving profitable growth will depend on our ability to improve financial and operational performance and execute our global business strategy, and there can be no assurance that we will be able to achieve these goals. Our ability to improve could be hindered by competing business priorities and projects.
To improve revenue, margins and net income and to achieve profitable growth, we also need to successfully implement certain initiatives, including Open Up Avon, and there can no assurance that we will be able to do so. Our achievement of profitable growth is also subject to the strengths and weaknesses of our individual international markets, which are or may be impacted by global economic conditions. We cannot assure that our broad-based geographic portfolio will be able to withstand an economic downturn, recession, cost or wage inflation, commodity cost pressures, economic or political instability (including fluctuations in foreign exchange rates), competitive pressures or other market pressures in one or more particular regions.
Failure to improve revenue, margins and net income and to achieve profitable growth could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Our business is conducted primarily in one channel, direct selling.
Our business is conducted primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2018, we had approximately 5.0 million active Representatives. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis. Among other things, we need to create attractive Representative earning opportunities and transform the value chain, restore field health and sales force effectiveness, successfully implement other initiatives in the direct-selling channel, successfully execute our digital strategy, including e-commerce, improve our brochure and product offerings and improve our marketing and advertising. There can be no assurance that we will be able to achieve these objectives. Our direct-selling model contains an inherent risk of bad debt associated with providing Representatives with credit, which is exacerbated if the financial condition of the Representatives deteriorates. Additionally, consumer purchasing habits, including reducing purchases of beauty and related products generally, or reducing purchases from Representatives through direct selling by buying beauty and related products in other channels such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Additionally, if we lose market share in the direct-selling channel, our business, prospects, financial condition, liquidity, results of operations and cash flows may be adversely affected. Furthermore, if any government or regulatory body such as Brazil or the European Union, bans or severely restricts our business methods or operational/commercial model of direct selling, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions.
We operate globally, through operations in various locations around the world, and derive all of our consolidated revenue from operations outside of the U.S.
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
Inflation is another risk associated with our international operations. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. High rates of inflation or the related devaluation of foreign currency may have a material adverse effect on our business, assets, financial condition, liquidity and results of operations or cash flows. For example, Argentina has been designated as a highly inflationary economy. See "Segment Review - South Latin America" within MD&A on pages 47 of our 2018 Annual Report for additional information regarding Argentina. In addition, there can be no assurance that other countries in which we operate will not become highly inflationary and that our revenue, operating profit and net income will not be adversely impacted as a result.
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
Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train, develop and retain other highly qualified personnel. Competition for these employees can be intense and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. For example, there have been many changes to the Company's senior management, including a new chief executive officer in 2018, a new chief financial officer in 2015, 2017 and 2019 and other significant changes to senior management during 2017, 2018 and 2019. Such turnover creates a risk of business processes not being sustained if the turnover occurs with inadequate knowledge transfer. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. This risk may be exacerbated by the uncertainties associated with the implementation of Open Up Avon and any other stabilization strategies and restructuring and cost-savings initiatives we undertake from time to time.
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
Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We may face continued economic challenges in 2019 because customers may continue to have less money for discretionary purchases as a result of job losses, bankruptcies, and reduced access to credit, among other things.
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
Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. Our credit ratings have been downgraded at various points during the past several years, including in 2017. Our long-term credit ratings are: Moody’s ratings of Stable Outlook with B1 for corporate family debt, B3 for senior unsecured debt, and Ba1 for our Senior Secured Notes; S&P ratings of Stable Outlook with B for corporate family debt and senior unsecured debt and BB- for our Senior Secured Notes; and Fitch rating of Stable Outlook with B+, each of which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements. A further change in outlook or downgrade of our credit ratings may increase some of these risks and limit our access to such short-term financing in the future on favorable terms, if at all. See Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report for details about the terms of our existing debt and other financing arrangements.
Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions.
As of December 31, 2018, we had approximately $1.6 billion of indebtedness outstanding. We may also incur additional long-term indebtedness and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, including our revolving credit facility and our Senior Secured Notes (each, as described below), which would increase our total indebtedness. We may be unable to generate sufficient cash flow from operations and future borrowings and other financing may be unavailable in an amount sufficient to enable us to fund our current and future financial obligations or our other liquidity needs, which would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Our indebtedness could have material negative consequences on our business, prospects, financial condition, liquidity, results of operations and cash flows, including the following:

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
Our revolving credit facility and our Senior Secured Notes are secured by first-priority liens on and security interests in substantially all of the assets of Avon International Capital, p.l.c. (“AIC,” a wholly-owned foreign subsidiary) and the subsidiary guarantors and by certain assets of the Company, in each case, subject to certain exceptions and permitted liens. Both our revolving credit facility and our Senior Secured Notes contain customary covenants, including, among other things, limits on the ability of the Company, AIC or any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or, with respect to certain entities, merge, consolidate or dispose of all or substantially all of its assets. Our revolving credit facility also contains a minimum interest coverage ratio and a maximum total leverage ratio. If we are unable to comply with these ratios as a result of our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), we would be limited in our ability to borrow under our revolving credit facility which could, as a result, restrict our operational flexibility. In addition, we could have difficulty undertaking other alternatives to avoid noncompliance, such as obtaining necessary waivers from compliance with, or necessary amendments to, the covenants contained in our revolving credit facility and our Senior Secured Notes or repurchasing certain debt, and we could have difficulty addressing the impact any non-compliance with these covenants may have on our ability to secure financing with favorable terms.

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

•
the adoption of new U.S. or foreign tax legislation including the 2017 U.S. federal income tax law discussed in detail below or exposure to additional tax liabilities, including exposure to tax assessments without prior notice or the opportunity to review the basis for any such assessments in certain jurisdictions;

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
We collect, use and store personal data of our employees, Representatives, customers and other third parties in the ordinary course of business, and we are required to comply with increasingly complex and changing data privacy and security laws and regulations, including with respect to the collection, storage, use, transmission and protection of personal information and other data, including particularly the transfer of personal data between or among countries. In particular, the EU has adopted robust data privacy regulations. Following recent developments such as the European Court of Justice’s 2015 ruling that the transfer of personal data from the EU to the U.S. under the EU/U.S. Safe Harbor was an invalid mechanism of personal data transfer, the adoption of the EU-U.S. Privacy Shield as a replacement for the Safe Harbor, and the upcoming effectiveness of the EU’s General Data Protection Regulation (“GDPR”) in May 2018, along with the proposed Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), also on the horizon, data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR in particular has broad extraterritorial effect and imposes a robust data protection compliance regime with significant penalties for non-compliance. Other countries in which we operate are developing comparable regulations. In general, the GDPR and ePrivacy Regulation, and other local privacy laws, could also require adaptation of our technologies or practices to satisfy local privacy requirements and standards. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could result in the issuance of stop processing orders, subject us to fines, penalties or orders to cease, delay or modify collection, use or transfers of personal data. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market or adversely affect our business.

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
Any of our IT systems and infrastructure, or those of our third-party service providers, may be susceptible to outages, disruptions, destruction or corruption due to the complex landscape of localized applications and architectures as well as incidents related to legacy or unintegrated systems. These IT systems and infrastructure also may be susceptible to cybersecurity breaches, attacks, computer viruses, break-ins, including ransomware, other malware and phishing attacks, data corruption, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events beyond our control. We rely on our employees, Representatives and third parties in our day-to-day and ongoing operations, who may, as a result of human error or malfeasance or failure, disruption, cyberattack or other security breach of third-party systems or infrastructure, expose us to risk. Furthermore, our ability to protect and monitor the practices of our third-party service providers is more limited than our ability to protect and monitor our own IT systems and infrastructure.
Our IT systems, or those of our third-party service providers may be accessed by unauthorized users such as cyber criminals as a result of a failure, disruption, cyberattack or other security breach, exposing us to risk. As techniques used by cyber criminals change frequently, a failure, disruption, cyberattack or other security breach may go undetected for a long period of time. An actual or perceived failure, disruption, cyberattack or other security breach of our IT systems or infrastructure, or those of our third-party service providers, could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss, or destruction of Company, employee, Representative, customer, vendor, or other third-party data, including sensitive or confidential data, personal information and intellectual property and could be particularly harmful to our brand and reputation.
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
Representatives are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as "field incentives" in the direct-selling industry. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost-effective or produce the better payback. As one of the largest and oldest beauty direct sellers globally, Avon's business model and strategies are often highly sought after, particularly by smaller and more nimble competitors who seek to capitalize on our investment and experience. As a result, we are subject to significant competition for the recruitment of Representatives from other direct-selling or network marketing organizations as well as significant competition from other non-direct selling earnings opportunities for which our existing Representatives or potential Representatives could avail themselves. Changes to our compensation models are sometimes necessary to be competitive but could have short-term negative impacts on our total number of Representatives. It is therefore continually necessary to innovate and enhance our direct-selling and service model as well as to recruit and retain new Representatives. If we are unable to do so, our business will be adversely affected.
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
The comprehensive U.S. tax reform legislation enacted on December 22, 2017 could adversely affect our business and financial condition.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted that significantly revises the Internal Revenue Code of 1986 (the "Code"), as amended. The enacted federal income tax law contains significant changes to corporate taxation, including but not limited to, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a one-time tax on offshore earnings at reduced rates regardless of whether the funds are physically repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate and various guidance, legislation and regulation published by the U.S. Federal, and various state taxing authorities, there continues to be uncertainty regarding interpretation of certain provisions of the new federal tax law and the State responses to the new federal tax law.  These uncertainties and the ultimate interpretation of the federal and state provisions may adversely affect our business and financial condition.
Our ability to utilize our foreign tax and other U.S. credits to offset our future taxable income may be limited under Sections 382 and 383 of the Code.
As of December 31, 2018, we had approximately $833 million of foreign tax and other credits available to offset future income for U.S. federal tax purposes. Our ability to utilize such credits to offset future income could be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Code. In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by 5% shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If the 50 percentage points are exceeded, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred credits that may be used to offset taxable income in future years. A number of complex rules apply in calculating this limitation, and any such limitation would depend in part on the market value of the Company at the time of the ownership change and prevailing interest rates at the time of calculation. As a result, the magnitude of any potential limitation on the use of our deferred tax assets and the effect of such limitation on the Company if an ownership change were to occur is difficult to assess. However, if all or a portion of our deferred tax assets were to become subject to this limitation, our tax liability could increase significantly and our future results of operations and cash flows could be adversely impacted.
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
Our funding policy for pension plans is to meet the minimum required contributions under applicable law and accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, including equity and debt securities and derivative instruments, or in a change of the expected rate of return on plan assets. A change in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected rate of return on plan assets can result in significant changes in the net periodic pension cost. Please see "Critical Accounting Estimates - Pension and Postretirement Expense" within MD&A on pages 32 through 34 and Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report, for additional information regarding the impact of these factors on our pension plan obligations.
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
Our principal properties consist of worldwide manufacturing facilities for the production of Beauty products, distribution centers where offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal research and development facility. Additionally, we use third-party manufacturers to manufacture certain of our products. Therefore, as a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems (such as our ERP system), loss or impairment of key manufacturing or distribution sites, product quality control issues, safety concerns, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. We could also experience a negative financial impact if we do not comply with minimum purchase commitments. These risks may be exacerbated by our efforts to increase facility consolidation covering our manufacturing, distribution and supply footprints, particularly if we are unable to successfully increase our resiliency to potential operational disruptions or enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or those of our third-party manufacturers, could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
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
We are and may, in the future, become party to litigation, including, for example, claims alleging violation of the federal securities laws or claims relating to employee or employment matters, our products or advertising. In general, litigation claims can be expensive and time-consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results and the conduct of our business. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, or to predict the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows. See Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report for a detailed discussion regarding certain legal proceedings in which we are a party.
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
The uncertainty surrounding the UK's decision to withdraw from the EU may adversely affect our business.
On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." As a result of the referendum, the UK parliament voted in March 2017 to trigger Article 50 of the Treaty on European Union, commencing the UK's official withdrawal process from the EU and initiating negotiations with the EU in June 2017. In November 2018, the UK negotiated the terms of an agreement with the EU to determine the future terms of the parties' relationship, including the terms of trade between the UK and the EU and other nations, following the UK's exit from the EU.
On January 15, 2019, the UK parliament, however, rejected the proposed agreement for the UK's withdrawal from the EU. As a result, there remains considerable uncertainty regarding the final terms of the negotiations and related regulatory changes. Failure to obtain parliamentary approval of a negotiated withdrawal agreement could mean that the UK would leave the EU on March 29, 2019, possibly with no agreement (referred to as a "no deal Brexit"). This uncertainty concerning the terms of the exit and the UK Parliament's approval of the UK's agreement with the EU has resulted in political, legislative and regulatory uncertainty throughout the region and could adversely affect business activity, restrict the movement of capital and the mobility of personnel and goods, and otherwise impair political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the UK, the Eurozone, or the EU. Given that we conduct a substantial portion of our business in the EU and the UK, and our corporate headquarters has been relocated to the UK, any of these developments could have a material adverse effect on our business, financial position, liquidity and results of operations or cash flows.
The uncertainty concerning the terms of the exit could also have a negative impact on the growth of the UK and/or EU economies and has already caused significant volatility in global stock markets and greater volatility in foreign currency exchange rates, including the pound sterling, euro and/or other currencies. Changes in foreign currency exchange rates may have a material effect on our net sales, financial condition, profitability and/or cash flows and may reduce the reported value of our operating results.

Changes to UK border and immigration policy could likewise occur as a result of Brexit, affecting our ability to recruit and retain employees from outside the UK and resulting in possible delays in transportation of goods and increased custom duties. While the full scope of implementation of the referendum decision is still unclear, companies exposed to or with operations in the UK, such as ours, may face significant regulatory changes as a result of Brexit implementation, and complying with such new regulatory mandates may prove challenging and costly.
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
On March 1, 2016, Cleveland Apple Investor L.P. ("Cerberus Investor") (an affiliate of Cerberus) contributed $170 million of cash into New Avon in exchange for 80.1% of its membership interests, and we contributed (i) assets primarily related to our North America business (including approximately $100 million of cash, subject to certain adjustments), (ii) certain assumed liabilities (primarily pension and postretirement liabilities) of our North America business and (iii) the employees of our North America business into New Avon in exchange for a 19.9% ownership interest of New Avon (collectively, the "Separation"). In connection with the Separation, we entered into a Separation Agreement and various other agreements with New Avon to govern the separation and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us. The indemnity rights we have against New Avon under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to New Avon may be significant and these risks could negatively affect our financial condition.
We or New Avon may fail to perform under the post-closing arrangements executed in connection with the Separation.
In connection with the Separation, we and New Avon entered into several agreements, including among others an Intellectual Property License Agreement, a Technical Support and Innovation Agreement and a Manufacturing and Supply Agreement. The Intellectual Property License Agreement provides New Avon with rights to use certain intellectual property rights that we used in the conduct of the North America business prior to the Separation. The Technical Support and Innovation Agreement provides that we will perform certain beauty product development services for New Avon. The Manufacturing and Supply Agreement provides that we and New Avon will manufacture, or cause to be manufactured, and supply certain products to each other. These agreements establish a bilateral relationship between New Avon and us. We will rely on New Avon to satisfy its performance and payment obligations under these agreements. If New Avon is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our principal properties worldwide consist of manufacturing facilities for the production of Beauty products, distribution centers where administrative offices are located and where finished merchandise is packed and shipped to Representatives in fulfillment of their orders, and one principal R&D facility located in Suffern, NY.
In October 2016, an office space at Chiswick Park in London, UK was leased, and beginning in January 2017, is used for our principal executive office and an administrative office. Our previous principal executive and administrative office, located in Rye, NY, has been substantially vacated and is in the process of being sold. Prior to that, our principal executive office was located at 777 Third Avenue, New York, NY and has been vacated, with certain floors currently being subleased and certain floors currently in the process of being subleased. We moved our principal executive office to London to be in closer proximity to many of our commercial markets.
In addition, in December 2016, we sold a distribution center in the U.S. which was inactive.
In addition to the facilities noted above, other principal properties measuring 50,000 square feet or more include the following:

•	two manufacturing facilities in Europe, primarily servicing Europe, Middle East & Africa;
•twelve distribution centers and four administrative offices in Europe, Middle East & Africa;
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
Of all the properties listed above, 26 are owned and the remaining 19 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage. The above listing includes properties in Rye, China, and Malaysia, which are classified as held for sale at December 31, 2018. Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale on pages F-24 through F-26 and Note 23, Subsequent Events on page F-62 of our 2018 Annual Report for more information on these properties.
ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock
Our common stock is listed on The New York Stock Exchange and trades under the AVP ticker symbol. At December 31, 2018, there were 11,826 holders of record of our common stock. We believe that there are many additional shareholders who are not "shareholders of record" but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2018 and 2017 are listed below. As a part of the implementation of our Transformation Plan, we suspended the dividend on our common stock effective in the first quarter of 2016.

	2018			2017
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$2.93	$2.11	$—	$5.93	$4.21	$—
Second	2.92	1.48	—	4.85	3.35	—
Third	2.44	1.42	—	3.75	2.33	—
Fourth	2.18	1.43	—	2.40	1.87	—

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Avon Products, Inc., The S&P 500 Index and
2018 Peer Group (2)
The Stock Performance Graph above assumes a $100 investment on December 31, 2013, in Avon’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2013	2014	2015	2016	2017	2018
Avon	100.0	55.5	25.1	31.3	13.3	9.4
S&P 500	100.0	113.7	115.3	129.1	157.2	150.3
Peer Group(2)	100.0	107.1	116.2	110.7	135.0	121.5

(1)	Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)	The Peer Group includes The Clorox Company, Colgate–Palmolive Company, Coty Inc., Estée Lauder Companies, Inc., Herbalife Ltd., Kimberly Clark Corp., Revlon, Inc. and Tupperware Brands Corp.
The Stock Performance Graph above shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). In addition, it shall not be deemed incorporated by reference by any statement that incorporates this annual report on Form 10-K by reference into any filing under the Securities Act of 1933 (the "Securities Act") or the Exchange Act, except to the extent that we specifically incorporate this information by reference.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the quarterly period ended December 31, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/18 – 10/31/18	—		$—	*	*
11/1/18 – 11/30/18	—		—	*	*
12/1/18 – 12/31/18	4,388	(1)	2.12	*	*
Total	4,388		$2.12	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

(1)
All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and performance restricted stock units.

Some of these share repurchases may reflect a brief delay from the actual transaction date.
ITEM 6. SELECTED FINANCIAL DATA
(U.S. dollars in millions, except per share data)
We derived the following selected financial data from our audited Consolidated Financial Statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes contained in our 2018 Annual Report.

	2018	2017	2016	2015	2014
Statement of Operations Data
Total revenue(1)	$5,571.3	$5,715.6	$5,717.7	$6,160.5	$7,648.0
Operating profit(2)	235.2	281.3	323.8	165.0	434.3
(Loss) income from continuing operations, net of tax(2)	(21.8)	20.0	(93.4)	(796.5)	(344.5)
Diluted (loss) earnings per share from continuing operations	$(.10)	$.00	$(.25)	$(1.81)	$(.79)
Cash dividends per share	$.00	$.00	$.00	$.24	$.24
Balance Sheet Data
Total assets*	$3,010.0	$3,697.9	$3,418.9	$3,770.4	$5,485.2
Debt maturing within one year	12.0	25.7	18.1	55.2	121.7
Long-term debt	1,581.6	1,872.2	1,875.8	2,150.5	2,417.1
Total debt	1,593.6	1,897.9	1,893.9	2,205.7	2,538.8
Total shareholders’ (deficit) equity	(896.8)	(714.7)	(836.2)	(1,056.4)	305.3

*	Total assets at December 31, 2015 and 2014 in the table above exclude the $100.0 receivable from continuing operations that was presented within current assets of discontinued operations.

(1)
The Brazil IPI tax release in 2018 impacts the comparability of our revenue. See Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report, "Results Of Operations - Consolidated" within MD&A on pages 35 through 43, and Segment Review - South Latin America within MD&A on page 47 for more information.

(2)
A number of items, shown below, impact the comparability of our operating profit and (loss) income from continuing operations, net of tax. See Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report, Segment Review - South Latin America within MD&A on page 47, Note 17, Restructuring Initiatives on pages F-53 through F-56 of our 2018 Annual Report, Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report, Note 15, Segment Information on pages F-50 through F-52 of our 2018 Annual Report, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-11 through F-19 of our 2018 Annual Report, "Venezuela Discussion" within MD&A on pages 42 through 43, "Results Of Operations - Consolidated" within MD&A on pages 35 through 43, Note 20, Goodwill on page F-60 of our 2018 Annual Report, Note 3, Discontinued Operations and Assets and

Liabilities Held for Sale on pages F-24 through F-26 of our 2018 Annual Report, Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report and Note 10, Income Taxes on pages F-33 through F-37 of our 2018 Annual Report for more information on these items.

	Impact on Operating Profit
	2018	2017	2016	2015	2014
Brazil IPI tax release(3)	$168.4	$—	$—	$—	$—
Costs to implement restructuring initiatives(4)	$(89.7)	(60.2)	(77.4)	(49.1)	(86.6)
Loss contingency(5)	—	(18.2)	—	—	—
Legal settlement(6)	—	—	27.2	—	—
Venezuelan special items(7)	—	—	—	(120.2)	(137.1)
FCPA accrual(8)	—	—	—	—	46.0
Pension settlement charge(9)	—	—	—	(7.3)	(9.5)
Other items(10)	—	—	—	(3.1)	—
Asset impairment and other charges(11)	—	—	—	(6.9)	—
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2018 was impacted by:

•
one-time tax reserves of approximately $18 associated with our uncertain tax positions, and an expense of approximately $3 associated with the ownership transfer of certain operational assets within the consolidated group.

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

See "Venezuela Discussion" within MD&A on pages 42 through 43, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-11 through F-19 of our 2018 Annual Report, Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report, and Note 10, Income Taxes on pages F-33 through F-37 of our 2018 Annual Report for more information.
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
See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale on pages F-24 through F-26 of our 2018 Annual Report, Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report, and Note 10, Income Taxes on pages F-33 through F-37 of our 2018 Annual Report for more information.
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

(3)
During 2018, our operating profit and operating margin benefited from the release of the liability related to IPI tax on cosmetics in Brazil. The release was recorded in net sales and other (income) expense, net in the amounts of approximately $168 and approximately $27, respectively. The Brazil IPI tax release also includes approximately $66 recorded in income taxes. See Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report, "Results Of Operations - Consolidated" within MD&A on pages 35 through 43, and Segment Review - South Latin America within MD&A on page 47 for more information.

(4)
During all periods presented, our operating profit and operating margin was negatively impacted by costs to implement restructuring initiatives. Refer to Note 17, Restructuring Initiatives on pages F-53 through F-56 of our 2018 Annual Report, for additional information.

(5)
During 2017, our operating profit and operating margin were negatively impacted by a charge of $18.2 for a loss contingency related to a non-U.S. pension plan, for which an amendment to the plan that occurred in a prior year may not have been appropriately implemented. See Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report for more information.

(6)
During 2016, our operating profit and operating margin benefited from the net proceeds of $27.2 before and after tax recognized as a result of settling claims relating to professional services that had been provided to the Company prior to 2013 in connection with a previously disclosed legal matter. See Note 15, Segment Information on pages F-50 through F-52 of our 2018 Annual Report for more information.

(7)
During 2015 and 2014, our operating profit and operating margin were negatively impacted by devaluations of the Venezuelan currency, combined with Venezuela being designated as a highly inflationary economy.

In February 2015, the Venezuelan government announced the creation of a new foreign exchange system referred to as the SIMADI exchange ("SIMADI"), which represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other then available exchange rates; as such, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations. The change to the SIMADI rate caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we had used previously. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets were consumed in operations, negatively impacting operating profit and net income by $18.5 during 2015. Also as a result of the change to the SIMADI rate, we determined that an adjustment of $11.4 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015. In addition, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of $90.3 to SG&A expenses was needed to reflect the write-down of the long-lived assets to estimated fair value of $15.7, which was recorded in the first quarter of 2015. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2015, we recorded an after-tax benefit of $3.4 (a benefit of $4.2 in other expense, net, and a loss of $.8 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of net monetary assets. See discussion of our Venezuelan operations in "Venezuela Discussion" within MD&A on pages 42 through 43 and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-11 through F-19 of our 2018 Annual Report for more information.
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

(8)
During 2014, our operating profit and operating margin were negatively impacted by the additional $46 accrual, and during 2013, our operating profit and operating margin were negatively impacted by the $89 accrual, both recorded for the settlements related to the FCPA investigations. See Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report for more information.

(9)
During 2015, our operating profit and operating margin were negatively impacted by settlement charges associated with the U.S. defined benefit pension plan. As a result of the lump-sum payments made to former employees who were vested and participated in the U.S. defined benefit pension plan, in the third quarter of 2015, we recorded a settlement charge of $23.8 (before and after tax). Because the settlement threshold was exceeded in the third quarter of 2015, a settlement charge of $4.1 (before and after tax) was also recorded in the fourth quarter of 2015, as a result of additional payments from our U.S. defined benefit pension plan. These settlement charges were allocated between Global ($7.3) and Discontinued Operations ($20.6). See Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report for a further discussion.

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

(10)
During 2015, our operating profit and operating margin were negatively impacted by transaction-related costs of $3.1 before and after tax associated with the planned separation of North America that were included in continuing operations.

(11)
During 2015, our operating profit and operating margin were negatively impacted by a non-cash impairment charge of $6.9 (before and after tax) associated with goodwill of our Egypt business. See Note 20, Goodwill on page F-60 of our 2018 Annual Report for more information on Egypt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(U.S. dollars in millions, except per share and share data)
You should read the following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries in conjunction with the information contained in the Consolidated Financial Statements and related Notes contained in our 2018 Annual Report. When used in this discussion, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
See "Non-GAAP Financial Measures" on pages 29 through 30 of this MD&A for a description of how constant dollar ("Constant $") growth rates (a Non-GAAP financial measure) are determined and see "Performance Metrics" on page 29 of this MD&A for definitions of our performance metrics (Change in Active Representatives, Change in units sold, Change in Ending Representatives and Change in Average Order).
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel. During 2018, we had sales operations in 56 countries and territories, and distributed products in 21 more. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S."). Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
As of December 31, 2018, we had approximately 5 million active Representatives which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.
During 2018, revenue declined 3% compared to the prior-year period. Excluding the Brazil IPI release, Adjusted revenue was down 5%, primarily due to the unfavorable impact of foreign exchange. Constant $ Adjusted revenue increased 1%. Revenue and Constant $ Adjusted revenue included a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. The 4% benefit was driven primarily by the reclassification of fees paid by Representatives for brochures, late payments and payment processing, and income from appointment kits, from SG&A. The impact of timing of revenue recognition for sales incentives was negligible.
Constant $ Adjusted revenue was impacted by declines primarily in Brazil, which continued to be negatively impacted by competitive pressures against a backdrop of a challenging macroeconomic environment and lower consumption in the market, as well as lower appointments, partly due to the application of strict credit requirements for the acceptance of new Representatives. To a lesser extent, Constant $ Adjusted revenue was also impacted by declines in the United Kingdom, South Africa and Russia, as well as lower revenue from the closure of Australia and New Zealand during 2018. These declines were partially offset by improved revenue growth management, including inflationary, pricing in Argentina. Revenue and Constant $ Adjusted revenue were impacted by a decrease in Active Representatives of 5%, which was primarily driven by Brazil, and to a lesser extent, Russia. Average order in Constant $ increased 2%, including a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. Units sold decreased 6%, driven by a decline in Brazil.
Ending Representatives declined 8%, primarily driven by declines in Russia and Brazil.
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

See Note 1, Description of the Business and Summary of Significant Accounting Policies, and Note 2, New Accounting Standards, to the Consolidated Financial Statements included herein for additional information on the new revenue recognition standard.
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
In September 2018, we initiated a new strategy in order to return Avon to growth (“Open Up Avon”). The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. The commercial elements of the strategy were developed to help increase Representative earnings and thereby retention. Elements of the Representative facing strategy include improvements in service functions, increased training on utilization of digital tools to expand her consumer reach, product bundling and regimens designed to help improve her earnings opportunity and sharper more targeted product innovation to drive brand relevancy. Cost savings under this plan are targeted as pre-tax annualized cost savings of approximately $400 by 2021, and expected to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and an aggregate 18% reduction in global workforce. The structural reset of inventory processes includes a 15% reduction in inventory levels and 25% reduction in Stock Keeping Units (SKUs). The structural reset of inventory will result in lower operational and ongoing obsolescence costs. Over the longer term, it will result in a more concentrated focus on high-turn, higher margin products, driving greater earnings for Representatives due to lessened discount pressure and enhanced service levels. The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018. In addition, the global workforce will be reduced in 2019 by approximately 10% to align with ongoing operating model changes and to create a leaner organization that is better aligned with Avon’s current and future business focus. This reduction is incremental to an 8% reduction of the global workforce that was completed in 2018. We expect to incur a restructuring charge of approximately $100 in 2019 relating to the global workforce reduction, which wasn't approved by the Board of Directors until January 2019. We initiated the Open Up Avon strategy to enable us to achieve our goals of low-single-digit Constant $ revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and information technology infrastructure initiatives.
During 2018, we estimate that we achieved total cost savings of approximately $110 before taxes, of which approximately $40 is attributable to Open Up Avon and approximately $70 is attributable to the Transformation Plan. The estimated $40 of savings attributable to Open Up Avon primarily relates to tax and interest, when compared to our costs in 2017. As it relates to the Transformation Plan, we exceeded our cost savings target of $65 before taxes for full-year 2018. These savings include both run-rate savings from the Transformation Plan from 2017, along with in-year savings from current year initiatives already identified, and are associated with restructuring actions and from other cost-savings strategies that did not result in restructuring charges. As a result of restructuring actions and other cost-savings strategies taken to-date, as it relates to the Transformation Plan, we exited 2018 with run-rate savings in excess of our total cumulative cost savings target of $350.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $205 before taxes to-date associated with the Transformation Plan and approximately $143 before taxes to-date associated with Open Up Avon, which includes $88 relating to the structural reset of inventory. Of these costs, approximately $38 and approximately $143 was recorded during 2018 associated with the Transformation Plan and Open Up Avon, respectively. The additional charges not yet incurred associated with the restructuring actions approved as at December 31, 2018 relate to Open Up Avon and are negligible. At December 31, 2018, we have liabilities of approximately $59 associated with our restructuring actions, primarily associated with our Transformation Plan. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2019.

For additional details on restructuring initiatives, see Note 17, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
New Accounting Standards
Information relating to new accounting standards is included in Note 2, New Accounting Standards on pages F-19 through F-24 of our 2018 Annual Report.
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

Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, Adjusted revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and underlying business results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at constant exchange rates, which are updated on an annual basis, usually in October, as part of our budgeting process. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates.
We also present revenue, gross margin, SG&A expenses as a percentage of revenue, operating profit, operating margin, income (loss) before taxes, income taxes and effective tax rate on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the Non-GAAP financial measures to the most directly comparable financial measures calculated and reported in accordance with GAAP. See "Reconciliation of Non-GAAP Financial Measures" within "Results of Operations - Consolidated" on pages 35 through 43 in this MD&A for this quantitative reconciliation.
The Company uses Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives; 2) the Brazil IPI tax release; 3) a charge for a loss contingency related to a non-U.S. pension plan

("Loss contingency"); 4) the net proceeds recognized as a result of settling claims relating to professional services ("Legal settlement"); 5) charges related to the deconsolidation of our Venezuelan operations as of March 31, 2016, combined with Venezuela being designated as a highly inflationary economy ("Venezuelan special items"); 6) various other items associated with debt-related charges ("Other items"); and, as it relates to our effective tax rate discussion, 7) special tax items associated with uncertain tax positions and the ownership transfer of certain operational assets within the consolidated group, which were recognized in 2018, the net income tax benefit as a result of the enactment of the Tax Cuts and Jobs Act in the U.S., a release of valuation allowances associated with a number of markets in Europe, Middle East & Africa, and a benefit as a result of a favorable court decision in Brazil, partially offset by a charge associated with valuation allowances to adjust deferred tax assets in Mexico, which were recognized in 2017, income tax benefits realized in 2016 as a result of tax planning strategies, an income tax benefit in the second quarter of 2016 primarily due to the release of a valuation allowance associated with Russia and the adjustments associated with our deferred tax assets recorded in 2016 ("Special tax items").

(1)	CTI restructuring initiatives includes the impact on the Consolidated Statement of Operations for all periods presented of net charges incurred on approved restructuring initiatives.

(2)
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

(3)
The Loss contingency includes the impact on our Consolidated Statements of Operations during the second quarter of 2017 caused by a charge of approximately $18 for a loss contingency related to a non-U.S. pension plan, for which an amendment to the plan that occurred in a prior year may not have been appropriately implemented.

(4)
The Legal settlement includes the impact on our Consolidated Statements of Operations during the third quarter of 2016 associated with the net proceeds of approximately $27 recognized as a result of settling claims relating to professional services that had been provided to the Company prior to 2013 in connection with a previously disclosed legal matter.

(5)
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

(6)
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

(7)
In addition, the effective tax rate discussion includes Special tax items, including the impact on the provision for income taxes in our Consolidated Statements of Operations during 2018 due to one-time tax reserves of approximately $18 associated with our uncertain tax positions, and an expense of approximately $3 associated with the ownership transfer of certain operational assets within the consolidated group. Special tax items also include the impact on the provision for income taxes in our Consolidated Statements of Operations during 2017 due to an approximate $30 net benefit recognized as a result of the enactment of the Tax Cuts and Jobs Act in the U.S., a release of valuation allowances of approximately $26 associated with a number of markets in Europe, Middle East & Africa, and an approximate $10 benefit as a result of a favorable court decision in Brazil, partially offset by a charge of approximately $16 associated with valuation allowances to adjust deferred tax assets in Mexico. Special tax items also include the impact on the provision for income taxes in our Consolidated Statements of Operations during the fourth quarter of 2016 due to the charge of approximately $9 associated with valuation allowances to adjust certain non-U.S. deferred tax assets to an amount that is "more likely than not" to be realized. Special tax items also include the impact on the provision for income taxes in our Consolidated Statements of Operations during the second quarter of 2016 primarily due to the release of a valuation allowance associated with Russia of approximately $7. Special tax items also include the impact on the provision for income taxes in our Consolidated Statements of Operations during the first quarter of 2016 due to income tax benefits of approximately $29 recognized as the result of the implementation of foreign tax planning strategies.

See Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report, Note 17, Restructuring Initiatives on pages F-53 through F-56 of our 2018 Annual Report, Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report, Note 15, Segment Information on pages F-50 through F-52 of our 2018 Annual Report, "Results Of Operations - Consolidated" below, Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-11 through F-19 of our 2018 Annual Report, "Venezuela Discussion" below, Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report, Note 10, Income Taxes on pages F-33 through F-37 of our 2018 Annual Report and "Effective Tax Rate" on pages 39 in this MD&A for more information on these items.

Critical Accounting Estimates
We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-11 through F-219 of our 2018 Annual Report for a detailed discussion of the application of these and other accounting policies.
Revenue Recognition
Revenue is recognized when control of a product or service is transferred to a customer, which is generally the Representative. Revenue is measured based on the consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as Value Added Taxes (“VAT”) collected for taxing authorities.
Our contracts with Representatives often include multiple promises to transfer products and/or services to the Representative and determining which of these products and/or services are considered distinct performance obligations that should be accounted for separately. When assessing the recognition of revenue for the identified performance obligations, management has exercised significant judgment in the following areas: estimation of variable consideration and the stand-alone selling prices ("SSP") of promised goods or services delivered under sales incentives to determine and allocate the transaction price.
Typically included within a contract with customers is variable consideration, such as sales returns and late payment fees. Revenue is only recorded to the extent it is probable that it will not be reversed, and therefore revenue is adjusted for variable consideration. Judgment is required to estimate the variable consideration. The Company uses the expected value method, which considers possible outcomes weighted by their probability. Specifically, for sales returns, a refund liability will be recorded for the estimated cash to be refunded for the products expected to be returned, and a returns asset will be recorded for the products which we expect to be returned and re-sold, each of these based on historical experience. The estimate of sales returns as well as the measurement of the returns asset and the refund liability is updated at the end of each month for changes in expectations regarding the amount of salvageable returns, reconditioning costs and any additional decreases in the value of the returned products. Late payment fees are recorded when the uncertainty associated with collecting such fees are resolved (i.e., when collected).
Additionally, management has exercised significant judgment in the estimation of the SSP of promised goods or services delivered under sales incentives such as status programs, loyalty points, prospective discounts, and gift with purchase, among others, to determine and allocate the transaction price. SSP represents the estimated market value, or the estimated amount that could be charged for that material right when the entity sells it separately in similar circumstances to similar customers. Judgment is required to determine the SSP for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, including for certain sales incentives, we determine the SSP using information that may include market prices and other observable inputs.
The new standard related to revenue recognition had a material impact in our consolidated financial statements. See Note 1, Description of the Business and Summary of Significant Accounting Policies pages F-12 through F-14 of our 2018 Annual Report for more information on our revenue recognition accounting policy.
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign, generally on credit if the Representatives meet certain criteria. Sales campaigns are generally for a three- to four-week duration. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance past due for prior campaigns is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality and changing trends. Over the past three years, annual bad debt expense was $162 in 2018, $222 in 2017 and $191 in 2016, or approximately 3% of total revenue in 2018, approximately 4% of total revenue in 2017, and approximately 3% of total revenue in 2016. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $172 for 2018, $198 for 2017 and $187 for 2016, or approximately 3% of total revenue in each year, which has been generally in line with our expectations.

If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence, when applicable, equal to the difference between the cost of inventory and the net realizable value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to estimate the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $114 in 2018, $37 in 2017 and $37 in 2016, or 2% of total revenue in 2018, and less than 1% of total revenue in 2017 and 2016. As discussed in the Overview section, 2018 includes inventory obsolescence charges of $88 related to our inventory reset program.
Pension and Postretirement Expense
We maintain defined benefit pension plans, the most significant of which are in the UK, Germany and the U.S. However, our U.S. defined benefit pension plan is closed to employees hired on or after January 1, 2015 and the UK defined benefit pension plan was frozen for future accruals as of April 1, 2013. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care benefits subject to certain limitations to certain retired employees in the U.S. and certain foreign countries. See Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report for more information on our benefit plans.
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
For 2018, the weighted average assumed rate of return on all pension plan assets was 5.23%, as compared with 5.12% for 2017. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We generally evaluate the expected long-term rates of return annually and adjust as necessary.
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
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2018 net periodic benefit cost for the UK defined benefit pension plan was 5.20%. In addition, the 2018 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 80% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 4% in the long-term) and approximately 20% in equity securities, emerging market debt and high yield securities (which are expected to earn approximately 5% to 9% in the long-term). In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities) and, to a lesser extent, impact our equity exposure. The rate of return on the plan assets in the UK was approximately -4% in 2018 and approximately 9% in 2017.
Historically, the pension plan with the most significant pension plan assets was the U.S. defined benefit pension plan. As part of the separation of the North America business, in 2016 we transferred $499.6 of pension liabilities under the U.S. defined benefit pension plan associated with current and former employees of the North America business and certain other former Avon employees, along with $355.9 of assets held by the U.S. defined benefit pension plan, to a defined benefit pension plan sponsored by New Avon. We also transferred $60.4 of other postretirement liabilities (namely, retiree medical and supplemental pension liabilities) in respect of such employees and former employees. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale on pages F-24 through F-26 of our 2018 Annual Report. We continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon in the U.S. providing services other than with respect to the North America business. Prior to this separation, our net periodic benefit costs for the U.S. pension and postretirement benefit plans were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates, and as such, our ongoing net periodic benefit costs within Global were not materially impacted by the separation of the North America business.
The assumed rate of return for determining 2018 net periodic benefit cost for the U.S. defined benefit pension plan was 5.50%, which was based on an asset allocation of approximately 70% in corporate and government bonds (which are expected to earn approximately 3% to 5% in the long-term) and approximately 30% in equity securities (which are expected to earn approximately 6% to 8% in the long-term). The rate of return on the plan assets in the U.S. was approximately -6% in 2018 and approximately 15% in 2017.
The discount rate used for determining the present value of future pension obligations for each individual plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for calculating the balance sheet obligations of our more significant plans, including our UK defined benefit pension plan and our U.S. defined benefit pension plan, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis was 3.06% at December 31, 2018, and 2.66% at December 31, 2017. For the determination of the expected rates of return on assets and the discount rates, we take external actuarial and investment advice into consideration.
Effective as of January 1, 2018, we changed the method we use to estimate the service and interest cost components of net periodic benefit cost for the U.S. defined benefit pension plan and the majority of our significant non-U.S. pension plans, including the UK defined benefit pension plan. Historically, including in 2017, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2018, we elected to use a full yield curve approach in the estimation of these components of net periodic benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates, which we believe will result in a more precise measurement of service and interest costs. We accounted for this change in estimate on a prospective basis beginning in 2018.
Our funding requirements may be impacted by standards and regulations or interpretations thereof. Our calculations of pension and postretirement costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, benefits earned, mortality rates, the number of participants and certain demographics and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2018, we had pretax actuarial losses and prior service credits totaling approximately $33 for the U.S. defined benefit pension and postretirement plans and approximately $175 for the non-U.S. defined benefit pension and postretirement plans that have not yet been charged to expense. These actuarial losses have been charged to AOCI within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. For 2019, our assumption for the expected rate of return on assets is 5.5% for our U.S. defined benefit pension plan and 5.3% for our non-U.S. defined benefit pension plans (which includes 5.20% for our UK defined benefit pension plan). Our assumptions are generally reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2018 pension expense and the pension benefit obligation at December 31, 2018:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	$(3.4)	$3.4	N/A	N/A
Discount rate	(.7)	.6	$(52.9)	$58.7
Rate of compensation increase	.6	(.6)	2.4	(2.3)
Restructuring Reserves
We record the estimated expense for our restructuring initiatives when such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, inventory write-offs, impairment or accelerated depreciation of property, plant and equipment and capitalized software, and any other qualifying exit costs. These estimated costs are grouped by specific projects within the overall plan and are then monitored on a quarterly basis by finance personnel.

Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine whether an adjustment is required.
Taxes
We record a valuation allowance to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted U.S. and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its excess foreign tax credits, are taken into consideration. At December 31, 2018, we had net deferred tax assets of approximately $193 (net of valuation allowances of approximately $3,258 and deferred tax liabilities of $85).
With respect to our deferred tax assets, at December 31, 2018, we had recognized deferred tax assets of approximately $2,144 relating to foreign and state tax loss carryforwards, for which a valuation allowance of approximately $2,073 has been provided. At December 31, 2018, we had recognized deferred tax assets of approximately $831 primarily relating to excess U.S. foreign tax and other U.S. general business credit carryforwards for which a valuation allowance of approximately $813 had been provided. We have a history of U.S. source losses, and our excess U.S. foreign tax and general business credits have primarily resulted from having a greater U.S. source loss in recent years which reduces our ability to credit foreign taxes or utilize the general business credits which we generate.
Our ability to realize our U.S. deferred tax assets, such as our foreign tax and general business credit carryforwards, is dependent on future U.S. taxable income within the carryforward period. At December 31, 2018, we would need to generate approximately $4.0 billion of excess net foreign source income in order to realize the U.S. foreign tax and general business credits before they expire.
At December 31, 2018, we continue to assert that our foreign earnings are not indefinitely reinvested. Accordingly, we adjusted our deferred tax liability each period to account for our undistributed earnings of foreign subsidiaries and for the tax effect of earnings that were actually repatriated during the year. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a decrease of approximately $5, resulting in a deferred tax liability balance of approximately $17 related to the incremental tax cost on approximately $1.1 billion of undistributed foreign earnings at December 31, 2018.
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
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In 2019, a number of open tax years are scheduled to close due to the expiration of the statute of limitations and it is possible that a number of tax examinations may be completed. If our tax positions are ultimately upheld or denied, it is possible that the 2019 provision for income taxes, as well as tax related cash receipts or payments, may be impacted.
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
Goodwill
We test goodwill for impairment annually, and more frequently if circumstances warrant, using various fair value methods. We completed our annual goodwill impairment assessment for 2018 and determined that the estimated fair values were considered substantially in excess of the carrying values of each of our reporting units.
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
Results Of Operations - Consolidated

	Years ended December 31			Basis Point Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Select Consolidated Financial Information
Total revenue	$5,571.3	$5,715.6	$5,717.7	(3)%	—%
Cost of sales	2,364.0	2,203.3	2,257.0	7%	(2)%
SG&A expenses	2,972.1	3,231.0	3,136.9	(8)%	3%
Operating profit	235.2	281.3	323.8	(16)%	(13)%
Interest expense	134.6	140.8	136.6	(4)%	3%
Loss (gain) on extinguishment of debt	0.7	—	(1.1)	*	*
Interest income	(15.3)	(14.8)	(15.8)	3%	(6)%
Other expense, net	7.1	34.6	172.9	(79)%	(80)%
Income from continuing operations, before taxes	108.1	120.7	31.2	(10)%	*
Income (loss) from continuing operations, net of tax	(21.8)	20.0	(93.4)	*	*
Net income (loss) attributable to Avon	$(19.5)	$22.0	$(107.6)	*	*

Diluted income (loss) per share from continuing operations	$(.10)	$(.00)	$(.25)	*	*
Diluted income (loss) per share attributable to Avon	$(.10)	$(.00)	$(.29)	*	*

Advertising expenses(1)	$127.6	$118.4	$108.9	8%	9%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$5,571.3	$5,715.6	$5,717.7	(3)%	—%
Brazil IPI tax release	(168.4)	—	—
Adjusted revenue	5,402.9	5,715.6	5,717.7	(5)%	—%

Gross margin	57.6%	61.5%	60.5%	(3.9)	1.0
Brazil IPI tax release	(1.3)	—	—	(1.3)	—
CTI restructuring	1.6	—	—	1.6	—
Adjusted gross margin	57.9%	61.5%	60.5%	(3.6)	1.0

SG&A expenses as a % of total revenue	53.3%	56.5%	54.9%	(3.2)	1.6
Brazil IPI tax release	1.7	—	—	1.7	—%
CTI restructuring	(1.6)	(1.0)	(1.3)	(.6)	.3
Loss contingency	—	(.3)	—	.3	(.3)

	Years ended December 31			Basis Point Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Legal settlement	—	—	.5	—	(.5)
Adjusted SG&A expenses as a % of total revenue	53.4%	55.2%	54.0%	(1.8)	1.2

Operating profit	$235.2	$281.3	$323.8	(16)%	(13)%
Brazil IPI tax release	(168.4)	—	—
CTI restructuring	180.5	60.2	77.4
Loss contingency	—	18.2	—
Legal settlement	—	—	(27.2)
Adjusted operating profit	$247.3	$359.7	$374.0	(31)%	(4)%

Operating margin	4.2%	4.9%	5.7%	(.7)	(.8)
Brazil IPI tax release	(2.8)	—	—
CTI restructuring	3.2	1.1	1.4	2.1	(.3)
Loss contingency	—	.3	—	(.3)	.3
Legal settlement	—	—	(.5)	—	.5
Adjusted operating margin	4.6%	6.3%	6.5%	(1.7)	(.2)

Change in Constant $ Adjusted operating margin(2)				(140)	(40)

Income before taxes	108.1	120.7	31.2	(10)%	*
Brazil IPI tax release	(194.7)	—	—
CTI restructuring	180.5	60.2	77.4
Loss contingency	—	18.2	—
Legal settlement	—	—	(27.2)
Venezuelan special items	—	—	120.5
Other items	—	—	(1.1)
Adjusted income before taxes	93.9	199.1	200.8	(53)%	(1)%

Income taxes	(129.9)	(100.7)	(124.6)	29%	(19)%
Brazil IPI tax release	66.2	—	—
CTI restructuring	(17.4)	(1.7)	(13.5)
Special tax items	21.1	(49.8)	(27.8)
Adjusted income taxes	(60.0)	(152.2)	(165.9)	(61)%	(8)%

Effective tax rate	120.2%	83.4%	*
Adjusted effective tax rate	63.9%	76.4%	82.6%

Performance Metrics
Change in Active Representatives				(5)%	(3)%
Change in units sold				(6)%	(4)%
Change in Ending Representatives				(8)%	—%
Amounts in the table above may not necessarily sum due to rounding.
*     Calculation not meaningful

(1)	Advertising expenses are recorded in SG&A expenses.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
2018 Compared to 2017
Revenue
During 2018, revenue declined 3% compared to the prior-year period. Excluding the Brazil IPI release, Adjusted revenue was down 5%, primarily due to the unfavorable impact of foreign exchange. Constant $ Adjusted revenue increased 1%. Revenue and Constant $ Adjusted revenue included a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. The 4% benefit was driven primarily by the reclassification of fees paid by Representatives for brochures, late payments and payment processing, and income from appointment kits, from SG&A. The impact of timing of revenue recognition for sales incentives was negligible.
Revenue and constant $ Adjusted revenue was impacted by declines primarily in Brazil, which continued to be negatively impacted by competitive pressures against a backdrop of a challenging macroeconomic environment and lower consumption in the market, as well as lower appointments due to the application of strict credit requirements for the acceptance of new Representatives. To a lesser extent, Constant $ Adjusted revenue was also impacted by declines in the UK, South Africa and Russia, as well as lower revenue from the closure of Australia and New Zealand during 2018. These declines were partially offset by improved revenue growth management including inflationary pricing in Argentina. Revenue and Constant $ Adjusted revenue were impacted by a decrease in Active Representatives of 5%, which was primarily driven by Brazil, and to a lesser extent, Russia. Average order in Constant $ increased 2%, including a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. Units sold decreased 6%, driven by a decline in Brazil.
Ending Representatives declined 8%, primarily driven by declines in Russia and Brazil.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Years ended December 31		% Change
	2018	2017	US$	Constant $
Beauty:
Skincare	$1,474.7	$1,606.4	(8)%	(3)%
Fragrance	1,428.1	1,547.2	(8)	(1)
Color	845.3	968.0	(13)	(7)
Total Beauty	3,748.1	4,121.6	(9)	(3)
Fashion & Home:
Fashion	750.8	812.5	(8)	(4)
Home	561.3	587.2	(4)	5
Total Fashion & Home	1,312.1	1,399.7	(6)	—
Brazil IPI tax release	168.4	—
Net sales from reportable segments	5,228.6	5,521.3	(5)	(2)
Net sales from Other operating segments and business activities	19.1	43.8	(56)	(57)
Net sales	$5,247.7	$5,565.1	(6)	(3)
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 70 basis points and Adjusted operating margin decreased 170 basis points, compared to 2017, including a benefit of 10 basis points due to the impact of adopting the new revenue recognition standard. The benefit of 10 basis points was driven by the net positive contribution to operating margin of fourth quarter 2017 sales incentives satisfied during 2018 and sales incentives deferred during the period, impacted by the mix of products. The changes in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were partially offset by the inflationary impact on costs. Operating margin and Adjusted operating margin drivers are discussed further below in "Gross Margin" and "SG&A Expenses."
Gross Margin
Gross margin decreased 390 basis points and Adjusted gross margin decreased 360 basis points, compared to the same period of 2017, including a decline of 350 basis points due to the impact of adopting the new revenue recognition standard. The 350 basis point decline was driven by the reclassification of sales incentive costs from SG&A to cost of sales, partially offset by the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue and the reclassification of income from appointment kits from SG&A to net sales.
Gross margin and Adjusted gross margin were primarily impacted by the following:

•	a decrease of 80 basis points due to higher supply chain costs, driven by higher material costs primarily in South Latin America;

•	a decrease of 20 basis points due to the net unfavorable impact of foreign currency transaction losses and foreign currency translation; and

•
a decrease of 20 basis points due to the unfavorable impact as a result of hyperinflationary accounting in Argentina effective July 1, 2018, primarily due to inventory being accounted for at its historical dollar cost.

This item was partially offset by the following:

•	an increase of 110 basis points due to the favorable net impact of mix and pricing, driven by inflationary pricing in Argentina.
SG&A Expenses
SG&A as a percentage of total revenue, which decreased 320 basis points, benefited 170 basis points from the Brazil IPI release in the third quarter of 2018 and 30 basis points from a loss contingency recorded in the prior-year period related to a non-U.S. pension plan, partially offset by 60 basis point from higher CTI restructuring. Adjusted SG&A as a percentage of Adjusted revenue decreased 180 basis points, compared to the same period of 2017. SG&A as a percentage of total revenue and Adjusted SG&A as a percentage of Adjusted revenue include a benefit of 350 basis points due to the impact of adopting the new revenue recognition standard. The 350 basis point benefit was driven by the reclassification of sales incentive costs from SG&A to cost of sales, partially offset by the reclassification of fees paid by Representatives for late payments, payment processing and brochures from SG&A to other revenue and the reclassification of income from appointment kits from SG&A to net sales.
SG&A as a percentage of total revenue and Adjusted SG&A as a percentage of Adjusted revenue were primarily impacted by the following:

•
an increase of 50 basis points due to higher Representative, sales leader and field expense, primarily in Brazil due to investments aimed at recovering activity levels that were disrupted by the national transportation strike in the second quarter of 2018, as well as increased focus on Representatives training in the second half of 2018;

•	an increase of 40 basis points from higher advertising expense primarily due to increased investments in Europe, Middle East & Africa;

•
an increase of 40 basis points from higher transportation costs, mainly in Brazil primarily driven by inefficiencies caused by the national transportation strike and an increase in fuel prices, in Europe, Middle East & Africa driven by further increases in delivery rates in Russia and increased flexibility in order processing in the UK and in Mexico due to an increase in fuel prices;

•	an increase of approximately 40 basis points due to the net unfavorable impact of foreign currency transaction losses and foreign currency translation;

•	an increase of 40 basis points due to higher net brochure expense primarily due to an increase in brochure volumes in Brazil; and

•	a decrease of 50 basis points from lower bad debt expense, primarily in Brazil due to improved credit control and collections processes.
See Note 15, Segment Information on pages F-50 through F-52 of our 2018 Annual Report for more information on the legal settlement, Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report for more information on the loss contingency related to a non-U.S. pension plan and Note 17, Restructuring Initiatives on pages F-53 through F-56 of our 2018 Annual Report for more information on CTI restructuring.
Other Expenses
Interest expense decreased by approximately $6, primarily due to interest savings associated with prepayment of the $237.8 principal amount of our 6.50% Notes due March 2019. Refer to Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report for additional information.
A loss on extinguishment of debt of approximately $1 was comprised of a loss of approximately $3 associated with the prepayment of our 6.50% Notes, partially offset by a gain of approximately $2 associated with the debt repurchases in the fourth quarter of 2018. Refer to Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report for additional information.
Interest income increased by $1 compared to the prior-year period.
Other expense, net, decreased by approximately $28 compared to the prior-year period, including the impact of the Brazil IPI tax release of $27. Other expense, net, was positively impacted by lower expenses associated with employee benefit plans of $12, primarily related to the UK and including the impact of a $3 settlement charge recorded in the third quarter of 2017, and approximately $12 recorded for our proportionate share of New Avon's losses during the nine months ended September 30, 2017. As the recorded investment balance in New Avon was zero at the end of the third quarter of 2017, we have not recorded any additional losses associated with New Avon since the third quarter of 2017. These benefits were partially offset by foreign exchange net losses, which increased by approximately $19 compared to the prior-year period, and other miscellaneous unfavorable impacts totaling $4 See Note 4, Investment in New Avon on page F-26 of our 2018 Annual Report for more information on New Avon.
Effective Tax Rate
The effective tax rates in 2018 and 2017 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2018 and 2017 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. These factors resulted in unusually high effective tax rates in 2018 and 2017.
The effective tax rate in 2018 was impacted by an approximate net $25 benefit recognized primarily due to Avon's interpretation of case law and/or guidance provided during 2018 in the U.S. and Latin America and the release of valuation allowances of approximately $5 associated with improved profitability of certain Markets partially offset by a net charge of approximately $11 primarily associated with an increase in reserves for uncertain tax positions. The effective tax rate in 2018 was also impacted by the accrual of taxes associated with the reversal of the Brazil IPI loss contingency and CTI restructuring for which tax benefits cannot currently be claimed in all affected jurisdictions.
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
In addition, the effective tax rates and the Adjusted effective tax rates in 2018 and 2017 were negatively impacted by the country mix of earnings.
See Note 10, Income Taxes on pages F-33 through F-37 of our 2018 Annual Report for more information on tax items, Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report for more information on the loss contingency related to a non-U.S. pension plan, Note 17, Restructuring Initiatives on pages F-53 through F-56 of our 2018 Annual Report for more information on CTI restructuring and "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-11 through F-19 of our 2018 Annual Report for more information for further discussion of our Venezuelan operations.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency in 2018 impacted our consolidated financial results in the form of:

•
foreign currency transaction net losses as compared to net gains in the prior year (classified within cost of SG&A expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $30, or approximately 50 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact, as compared to a favorable impact in the prior year, to operating profit and Adjusted operating profit of approximately $75 and approximately $35, respectively, or approximately 80 basis points and approximately 30 basis points, respectively, to operating margin and Adjusted operating margin; and

•
higher foreign exchange net losses on our working capital (classified within other expense, net) as compared to net gains in the prior year, resulting in a year-over-year unfavorable impact of approximately $20 before tax on both a reported and Adjusted basis.

2017 Compared to 2016
Revenue
During 2017, revenue was relatively unchanged compared to the prior-year period, partially benefiting from foreign exchange, while Constant $ revenue decreased 2%. Our Constant $ revenue decline was primarily driven by declines in Brazil, Russia and the UK, partially offset by growth in Argentina and South Africa. The decline in revenue and Constant $ revenue was primarily due to a 3% decrease in Active Representatives, which was partially offset by higher average order. The decrease in Active Representatives was impacted by declines in all reportable segments, most significantly in South Latin America (driven by Brazil) and Europe, Middle East & Africa. The net impact of price and mix increased 2%, primarily due to the inflationary impact on pricing in Argentina, Russia and Mexico. Units sold decreased 4%, primarily due to declines in Russia, Brazil,

Mexico and the UK. The revenue performance was negatively impacted most significantly by a decline in Color sales, as we experienced issues in some markets while we segmented our Color category into three distinct brands. The timing of innovation also impacted the decline in Color sales.
Ending Representatives were relatively unchanged. Ending Representatives at December 31, 2017 as compared to the prior-year period benefited from growth in Russia, which was offset by a decline in Brazil.
On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Years ended December 31		% Change
	2017	2016	US$	Constant $
Beauty:
Skincare	$1,606.4	$1,589.0	1%	(2)%
Fragrance	1,547.2	1,504.8	3	1
Color	968.0	984.2	(2)	(4)
Total Beauty	4,121.6	4,078.0	1	(1)
Fashion & Home:
Fashion	812.5	838.8	(3)	(5)
Home	587.2	589.5	—	(2)
Total Fashion & Home	1,399.7	1,428.3	(2)	(3)
Net sales from reportable segments	5,521.3	5,506.3	—	(2)
Net sales from Other operating segments and business activities	43.8	72.5	(40)	*
Net sales	$5,565.1	$5,578.8	—	(2)
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.

Operating Margin
Operating margin and Adjusted operating margin decreased 80 basis points and 20 basis points, respectively, compared to 2016. The decreases in operating margin and Adjusted operating margin include the benefits associated with the Transformation Plan, primarily reductions in headcount, as well as other cost reductions. These savings were largely offset by the inflationary impact on costs outpacing revenue growth. The decreases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "SG&A Expenses."
Gross Margin
Gross margin and Adjusted gross margin both increased 100 basis points compared to 2016, in each case primarily due to an increase of 120 basis points from the favorable net impact of mix and pricing, driven by inflationary pricing in South Latin America.
SG&A Expenses
SG&A expenses for 2017 increased approximately $94 compared to 2016. This increase is primarily due to the unfavorable impact of foreign currency translation, as the weakening of the U.S. dollar against many of our foreign currencies resulted in higher reported SG&A expenses. The increase in SG&A expenses is also due to the approximate $27 of net proceeds recognized as a result of a legal settlement in 2016, higher bad debt expense, higher transportation costs, the loss contingency related to a non-U.S. pension plan and higher Representative, sales leader and field expense. Partially offsetting the increase in SG&A expenses was lower expenses associated with employee incentive compensation plans and lower CTI restructuring.
SG&A expenses as a percentage of revenue and Adjusted SG&A expenses as a percentage of revenue increased 160 basis points and 120 basis points, respectively, compared to 2016. The SG&A expenses as a percentage of revenue comparison was negatively impacted by:

•	approximately 50 basis points for the approximate $27 of net proceeds recognized as a result of a legal settlement in the 2016; and

•	approximately 30 basis points for a loss contingency related to a non-U.S. pension plan.
These items were partially offset by:

•	approximately 30 basis points for lower CTI restructuring.

The remaining increase in SG&A expenses as a percentage of revenue and the increase of 120 basis points in Adjusted SG&A expenses as a percentage of revenue were, in each case, primarily due to the following:

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
See Note 15, Segment Information on pages F-50 through F-52 of our 2018 Annual Report for more information on the legal settlement, Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report for more information on the loss contingency related to a non-U.S. pension plan and Note 17, Restructuring Initiatives on pages F-53 through F-56 of our 2018 Annual Report for more information on CTI restructuring.
Other Expenses
Interest expense increased by approximately $4 compared to the prior-year period, primarily due to the interest associated with $500 principal amount of 7.875% Senior Secured Notes issued in August 2016 and lower amortization of gains associated with the termination of interest rate swaps. These items were partially offset by the interest savings associated with the repayment of certain of our debt in 2016 and lower interest due to a reduction of the international debt balances. Refer to Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report and Note 11, Financial Instruments and Risk Management on pages F-37 through F-38 of our 2018 Annual Report for additional information.
Gain on extinguishment of debt in 2016 of approximately $1 was comprised of a gain of approximately $4 associated with the cash tender offers in August 2016 and a gain of approximately $1 associated with the debt repurchases in December 2016, partially offset by a loss of approximately $3 associated with the prepayment of the remaining principal amount of our 4.20% Notes and 5.75% Notes in November 2016 and a loss of approximately $1 associated with the debt repurchases in October 2016. Refer to Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report for additional information.
Interest income decreased by approximately $1 compared to the prior-year period.
Other expense, net, decreased by approximately $138 compared to the prior-year period, primarily due to the deconsolidation of our Venezuelan operations, as we recorded a loss of approximately $120 in the first quarter of 2016. In addition, other expense, net was positively impacted by foreign exchange net gains in the current year as compared to net losses in the prior year, resulting in a year-over-year benefit of approximately $28. The amounts recorded for our proportionate share of New Avon's losses was approximately $12 in both 2017 and 2016. As the recorded investment balance in New Avon was zero at the end of the third quarter of 2017, we have not recorded any additional losses associated with New Avon since the third quarter of 2017. See "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-11 through F-19 of our 2018 Annual Report for further discussion of our Venezuelan operations. See Note 4, Investment in New Avon on page F-26 of our 2018 Annual Report for more information on New Avon.
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
See Note 10, Income Taxes on pages F-33 through F-37 of our 2018 Annual Report for more information on tax items, Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report for more information on the loss contingency related to a non-U.S. pension plan, Note 17, Restructuring Initiatives on pages F-53 through F-56 of our 2018 Annual Report for more information on CTI restructuring and "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-11 through F-19 of our 2018 Annual Report for more information for further discussion of our Venezuelan operations.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency in 2017 impacted our consolidated financial results in the form of:

•
foreign currency transaction net gains (classified within cost of sales, and SG&A expenses), which had an immaterial impact to operating profit and Adjusted operating profit, and operating margin and Adjusted operating margin;

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

Discontinued Operations
There were no amounts recorded in discontinued operations for the year ended December 31, 2017. Loss from discontinued operations, net of tax was approximately $14 for the year ended December 31, 2016. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale on pages F-24 through F-26 of our 2018 Annual Report for further discussion.
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
Other Comprehensive (Loss) Income
Other comprehensive loss, net of taxes was approximately $104 in 2018 compared with other comprehensive income of approximately $108 in 2017. The year-over-year comparison was unfavorably impacted by unrealized losses on the revaluation of long-term intercompany balances of $58 compared to unrealized gains of $62 in the prior-year period. These long-term intercompany balances are denominated in Brazilian real and the British Pound. Foreign currency translation adjustments unfavorably impacted other comprehensive loss by approximately $69 as compared to 2017, primarily due to the unfavorable year-over-year comparison of movements of the Polish zloty and Argentinian peso for the first half of 2018, before highly inflationary accounting was applied for our Argentinian subsidiary from July 1, 2018.
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
See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale on pages F-24 through F-26 of our 2018 Annual Report for more information on the separation of the North America business, see "Venezuela Discussion" in this MD&A and Note 1, Description of the Business and Summary of Significant Accounting Policies on pages F-11 through F-19 of our 2018 Annual Report for a further discussion of our Venezuelan operations, and Note 14, Employee Benefit Plans on pages F-42 through F-50 of our 2018 Annual Report for more information on our benefit plans.
Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, CTI restructuring initiatives, certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. See Note 15, Segment Information on pages F-50 through F-52 of our 2018 Annual Report for a reconciliation of segment profit to operating profit.
Summarized financial information concerning our reportable segments was as follows:

Years ended December 31	2018		2017		2016
	Total revenue	Segment profit	Total revenue	Segment profit	Total revenue	Segment profit
Europe, Middle East & Africa	$2,093.8	$267.5	$2,126.5	$329.6	$2,138.2	$322.8
South Latin America	2,146.9	314.6	2,222.4	195.7	2,145.9	201.1
North Latin America	809.3	70.4	811.8	83.4	829.9	116.1
Asia Pacific	470.8	42.0	471.9	50.8	494.0	62.5
Total from reportable segments	$5,520.8	$694.5	$5,632.6	$659.5	$5,608.0	$702.5

Below is an analysis of the key factors affecting revenue and segment profit by reportable segment for each of the years in the three-year period ended December 31, 2018. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates. Refer to "Non-GAAP Financial Measures" in this MD&A for more information.
Europe, Middle East & Africa – 2018 Compared to 2017

			%/Point Change
	2018	2017	US$	Constant $
Total revenue	$2,093.8	$2,126.5	(2)%	(1)%
Segment profit	267.5	329.6	(19)%	(18)%

Segment margin	12.8%	15.5%	(270)	(280)

Change in Active Representatives				(4)%
Change in units sold				(5)%
Change in Ending Representatives				(10)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 2% compared to the prior-year period, unfavorably impacted by foreign exchange. On a Constant $ basis, revenue decreased 1%. Revenue and Constant $ revenue included a benefit of approximately 3% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue were negatively impacted primarily by a decrease in Active Representatives, partially offset by higher average order. The decrease in Ending Representatives was driven primarily by declines in Russia.
In Russia, revenue decreased 6%, unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue increased 1%. Russia's revenue and Constant $ revenue included a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Russia were negatively impacted by a decrease in Active Representatives, partially offset by higher average order. Revenue and Constant $ revenue in Russia was also negatively impacted by lower consumption in the market.
In the UK, revenue decreased 6%, despite the favorable impact of foreign exchange. On a Constant $ basis, the UK's revenue decreased 9%. The UK's revenue and Constant $ revenue included a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the UK were negatively impacted by a decrease in Active Representatives, driven by underlying field issues and temporary service issues in the fourth quarter of 2018, partially offset by higher average order.
In South Africa, revenue decreased 4%, despite the favorable impact of foreign exchange. On a Constant $ basis, South Africa's revenue decreased 5%. South Africa's revenue and Constant $ revenue included a benefit of approximately 2% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in South Africa were negatively impacted by a decrease in Active Representatives, resulting from the challenging macroeconomic environment and the application of strict credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year.
Segment margin decreased 270 basis points, or 280 basis points on a Constant $ basis, including a decline of approximately 30 basis points due to the impact of the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a decline of 70 basis points from higher advertising expense, primarily due to increased investments in the UK, South Africa and Russia;

•	a decline of 50 basis points from higher rep and sales leader investments primarily in Russia and Poland and Turkey;

•	a decline of 50 basis points due to higher fixed expenses, primarily due to the impact of the Constant $ Adjusted revenue decline causing deleverage of our fixed expenses;

•	a decline of 40 basis points from higher transportation costs, driven by further increases in delivery rates in Russia and increased flexibility in order processing in the UK;

•	a decline of 40 basis points from higher variable distribution cost primarily relating to increased flexibility in order processing in the UK; and

•
a benefit of 40 basis points due to lower net bad debt expense, driven by Russia, South Africa and the UK. Bad debt expense in Russia in the prior-period was negatively impacted by a payment facilitation agency that had not remitted to us the funds it received from certain Representatives. The year-over-year bad debt expense comparison in South Africa and the UK benefited from improved credit control and enhancement of collections processes.

Europe, Middle East & Africa – 2017 Compared to 2016

			%/Point Change
	2017	2016	US$	Constant $
Total revenue	$2,126.5	$2,138.2	(1)%	(4)%
Segment profit	329.6	322.8	2%	(3)%

Segment margin	15.5%	15.1%	40	—

Change in Active Representatives				(2)%
Change in units sold				(7)%
Change in Ending Representatives				3%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 1% compared to the prior-year period, despite the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the Russian ruble and to a lesser extent, the South African rand, partially offset by the strengthening of the U.S. dollar relative to the Turkish lira and the British pound. On a Constant $ basis, revenue decreased 4%, most significantly impacted by declines in Russia and the UK, partially offset by growth in South Africa. The segment's Constant $ revenue decline was primarily driven by a decrease in Active Representatives and lower average order. The increase in Ending Representatives was primarily driven by increases in Russia, Turkey and South Africa, partially offset by a decline in the UK.
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
In the UK, revenue declined 14%, which was unfavorably impacted by foreign exchange. On a Constant $ basis, the UK's revenue declined 11%, primarily due to a decrease in Active Representatives, and to a lesser extent, lower average order.
In South Africa, revenue grew 20%, which was favorably impacted by foreign exchange. On a Constant $ basis, South Africa’s revenue grew 9%, primarily due to an increase in Active Representatives, partially offset by lower average order.
Segment margin increased 40 basis points, or was relatively unchanged on a Constant $ basis, in each case primarily as a result of:

•	a decline of 70 basis points from higher transportation costs, driven primarily by new delivery rates in Russia;

•
a decline of 70 basis points primarily due to the impact of the Constant $ revenue decline causing deleverage of our fixed expenses, partially offset by lower fixed expenses. Fixed expenses benefited from lower expenses associated with employee incentive compensation plans, which were partially offset by higher other administrative costs;

•
a decline of 40 basis points from higher bad debt expense, primarily in South Africa and Russia. Higher bad debt expense in South Africa was driven primarily by lower collection of receivables as a result of deteriorating economic conditions, and in Russia was driven primarily by a payment facilitation agency that has not remitted to us the funds it received from certain Representatives;

•	a decline of 30 basis points primarily related to the net impact of declining revenue with respect to Representative, sales leader and field expense; and

•
a benefit of 180 basis points due to higher gross margin caused primarily by 100 basis points from the favorable net impact of mix and pricing primarily driven by Russia, and 70 basis points due to lower supply chain costs. Supply chain costs benefited primarily from lower material and distribution costs, partially due to productivity initiatives.

South Latin America – 2018 Compared to 2017

			%/Point Change
	2018	2017	US$	Constant $
Total revenue	$2,146.9	$2,222.4	(3)%	13%
Brazil IPI tax release	(168.4)	—
Adjusted revenue	1,978.5	2,222.4	(11)%	3%

Segment profit	314.6	195.7	61%	101%
Brazil IPI tax release	(168.4)
Adjusted segment profit	146.2	195.7	(25)%	(10)%

Segment margin	14.7%	8.8%	590	690
Brazil IPI tax release	7.3	—
Adjusted segment margin	7.4%	8.8%	(140)	(110)

Change in Active Representatives				(6)%
Change in units sold				(8)%
Change in Ending Representatives				(9)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 3% compared to the prior-year period. Excluding the Brazil IPI release, Adjusted revenue for the region was down 11%, unfavorably impacted by foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Argentinian peso and the Brazilian real. On a Constant $ basis, Adjusted revenue increased 3%. Revenue and Constant $ Adjusted revenue included a benefit of approximately 6% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ Adjusted revenue were negatively impacted by a decrease in Active Representatives primarily driven by a decline in Brazil, partially offset by higher average order driven by Argentina. The decrease in Ending Representatives was driven primarily by declines in Brazil.
Revenue in Brazil remained relatively unchanged. Excluding the Brazil IPI release, Adjusted revenue in Brazil decreased 13%, unfavorably impacted by foreign exchange. Brazil's Constant $ Adjusted revenue decreased 1%. Brazil's revenue and Constant $ Adjusted revenue included a benefit of approximately 9% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ Adjusted revenue in Brazil were negatively impacted primarily by a decrease in Active Representatives, and to a lesser extent, lower average order. Revenue and Constant $ Adjusted revenue in Brazil, as well as Active Representatives and Ending Representatives were negatively impacted by competitive pressures against a backdrop of a challenging macroeconomic environment and lower consumption in the market, as well as lower appointments, partly due to the application of strict credit requirements for the acceptance of new Representatives. In addition, revenue and Constant $ Adjusted revenue in Brazil, as well as Active Representatives and Ending Representatives, were also impacted by a national transportation strike which affected sales and distribution in the second quarter of 2018. On an Adjusted Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products declined 8% and 4%, respectively, including a 2% benefit in both categories due to the impact of the new revenue recognition standard. The decline in Constant $ Beauty sales in Brazil was mainly in Color.
Revenue in Argentina declined 25%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 22%. Argentina's revenue and Constant $ revenue included a benefit of approximately 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Argentina benefited from higher average order, which was impacted by improved revenue growth management including inflationary pricing.
Segment margin increased 590 basis points, including 730 basis points from the Brazil IPI tax release. On a Constant $ basis, segment margin increased 690 basis points, including 800 basis points from the Brazil IPI tax release. The reported segment margin increase and the Constant $ Adjusted segment margin decrease of 110 basis points both included a decline of approximately 20 basis points due to the impact of adopting the new revenue recognition standard. The remaining decrease in reported and in Constant $ Adjusted segment margin was primarily as a result of:

•
a decline of 110 basis points due to higher Representative, sales leader and field expense, primarily in Brazil due to investments aimed at recovering activity levels that were disrupted by the national transportation strike in the second quarter of 2018, as well as increased focus on Representatives training in the second half of 2018;

•	a decline of 90 basis points due to higher net brochure cost, primarily due to an increase in brochure volumes in Brazil;

•	a decline of 60 basis points due to higher transportation costs in Brazil, primarily driven by inefficiencies caused by the national transportation strike and an increase in fuel prices;

•	a decline of 50 basis points due to higher fixed expenses, primarily due to the impact of the Constant $ Adjusted revenue decline causing deleverage of our fixed expenses;

•	a benefit of 110 basis points from lower net bad debt expense, primarily in Brazil due to improved credit control and collections processes; and

•
a benefit of 80 basis points due to higher gross margin of 200 basis points from the favorable net impact of mix and pricing, driven by inflationary pricing in Argentina and revenue management initiatives in Brazil. These items were partially offset by 150 basis points due to higher supply chain costs driven by higher material costs.

Brazil IPI tax discussion
In May 2015, an Executive Decree on certain cosmetics went into effect in Brazil which increased the amount of IPI taxes that are to be remitted by Avon Brazil to the taxing authority on the sales of cosmetic products subject to IPI. As of September 30, 2018, due in part, to judicial decisions across the industry and other developments, we concluded, supported by the opinion of legal counsel, that the Executive Decree is unconstitutional. We therefore assessed the IPI tax under ASC 450, Contingencies and determined that the risk of loss during ongoing judicial reviews is reasonably possible but not probable, and accordingly, we released our liability accrued as of September 30, 2018 of $195. We considered the release of the liability as a non-GAAP adjustment, and therefore, we adjusted for the IPI tax of $168 (which was recorded in net sales in our Consolidated Income Statements) and the associated interest of $27 (which was recorded in other (income) expense, net in our Consolidated Income Statements) in our Adjusted non-GAAP results during the period ended December 31, 2018. The accrual for the Brazil IPI tax negatively impacted total revenue for the nine month period ended September 30, 2018 for Brazil, South Latin America, and total Avon by approximately 4-5%, approximately 2-3% and approximately 1%, respectively. For additional details on the IPI tax on cosmetics increase in Brazil, see Note 19, Contingencies, to the Consolidated Financial Statements included herein.
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
As a result of the devaluation of the Argentinian peso of approximately 25% from June 30, 2018 to December 31, 2018, operating profit was negatively impacted by approximately $8, largely in cost of sales in our Consolidated Income Statements, primarily due to inventory being accounted for at its historical dollar cost. During the six months ended December 31, 2018, we also recorded a benefit of approximately $6 in other expense, net primarily associated with the net monetary liability position of Argentina, and an approximate $2 positive impact on income taxes, both in our Consolidated Income Statements.
Our Argentinian operations contributed approximately $272, or approximately 5% of revenues, or approximately 7% of Constant $ Adjusted revenue during the year ended December 31, 2018. As of December 31, 2018, the net Argentine peso-denominated monetary liability position of Argentina was $33 and the net Argentine peso-denominated non-monetary asset position was $50, primarily consisting of inventory balances of $32.

South Latin America – 2017 Compared to 2016

			%/Point Change
	2017	2016	US$	Constant $
Total revenue	$2,222.4	$2,145.9	4%	—%
Segment profit	195.7	201.1	(3)%	(3)%

Segment margin	8.8%	9.4%	(60)	(30)

Change in Active Representatives				(4)%
Change in units sold				(3)%
Change in Ending Representatives				(3)%
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
Revenue in Brazil increased 4%, favorably impacted by foreign exchange. Brazil’s Constant $ revenue declined 4%, primarily due to a decrease in Active Representatives, partially offset by higher average order. On a Constant $ basis, Brazil’s sales from Beauty products and Fashion & Home products decreased 4% and 5%, respectively. The decline in Constant $ Beauty sales in Brazil was driven by weaker performance in Color. Revenue in Brazil, as well as Active Representatives and Ending Representatives, was impacted by a difficult macroeconomic environment particularly in the first half of 2017, combined with the application of strict credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year. In addition, Brazil's results were negatively impacted by competition primarily in the second half of 2017. Revenue in Argentina grew 10%, or 23% on a Constant $ basis primarily due to higher average order, which was impacted by the inflationary pricing.
Segment margin decreased 60 basis points, or 30 basis points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 60 basis points from higher bad debt expense, driven by Brazil due to the lower than anticipated collection of receivables, primarily impacted by the macroeconomic environment, as well as resulting from an adjustment to credit terms available to new Representatives during 2016;

•
a decline of 60 basis points primarily due to higher fixed expenses, driven by the inflationary impact on costs outpacing revenue growth, particularly in Argentina, partially offset by lower expenses associated with employee incentive compensation plans;

•	a decline of 50 basis points due to higher Representative, sales leader and field expense, most significantly in Brazil to support efforts to activate the field and improve Representative recruitment;

•	a decline of 30 basis points from higher transportation expense, driven by Argentina due to inflationary cost increases; and

•
a benefit of 180 basis points due to higher gross margin caused by 200 basis points from the favorable net impact of mix and pricing, primarily due to inflationary pricing, partially offset by 30 basis points from higher supply chain costs, which were primarily negatively impacted by higher material costs which included inflationary pressures in Argentina.

North Latin America – 2018 Compared to 2017

			%/Point Change
	2018	2017	US$	Constant $
Total revenue	$809.3	$811.8	—%	2%
Segment profit	70.4	83.4	(16)%	(15)%

Segment margin	8.7%	10.3%	(160)	(170)

Change in Active Representatives				(4)%
Change in units sold				(3)%
Change in Ending Representatives				(7)%

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
Revenue in Mexico increased 2%, despite the unfavorable impact of foreign exchange. On a Constant $ basis, Mexico's revenue increased 5%. Mexico's revenue and Constant $ revenue included a benefit of approximately 4% due to the impact of the new revenue recognition standard. Revenue and Constant $ revenue in Mexico benefited from higher average order driven by incremental media investment in the Color and Fragrance categories in the second half of 2018, partially offset by a decrease in Active Representatives primarily due to quality issues in the Fashion & Home category in the first quarter of 2018.
Segment margin decreased 160 basis points, or 170 basis points on a Constant $ basis, including an immaterial impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•	a net decline of 170 basis points primarily from higher fixed expenses, primarily related to personnel cost;

•	a decline of 50 basis points due to higher transportation costs, primarily related to an increase in fuel prices in Mexico;

•
a decline of 40 basis points from higher advertising expense, primarily in Mexico due to incremental media investment in the Color and Fragrance categories to support new product launches in the second half of 2018;

•	a benefit of 50 basis points due to lower net brochure costs; and

•
a benefit of 30 basis points due to higher gross margin primarily due to 70 basis points from the favorable net impact of mix and pricing and 30 basis points from the favorable impact of foreign currency net gains, partially offset by 70 basis points from higher supply chain costs driven by higher material costs.

North Latin America – 2017 Compared to 2016

			%/Point Change
	2017	2016	US$	Constant $
Total revenue	$811.8	$829.9	(2)%	(1)%
Segment profit	83.4	116.1	(28)%	(26)%

Operating margin	10.3%	14.0%	(370)	(350)

Change in Active Representatives				(1)%
Change in units sold				(3)%
Change in Ending Representatives				(2)%
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
Segment margin decreased 370 basis points, or 350 basis points on a Constant $ basis, in each case primarily as a result of:

•
a decline of 90 basis points due to lower gross margin caused primarily by 90 basis points from higher supply chain costs and 50 basis points from the unfavorable impact of foreign currency transaction net losses, partially offset by 50 basis points from the favorable net impact of mix and pricing. The impact of supply chain costs on gross margin was primarily due to lower volume and fixed overhead costs, as well as higher material costs;

•	a decline of 80 basis points from higher bad debt expense, primarily in Mexico partially due to the implementation of a new collection process as a result of changes in regulations;

•
a decline of 70 basis points due to higher Representative, sales leader and field expense, primarily as a result of increasing incentives to mitigate the impact of the product fulfillment shortfalls in the region and the earthquake in Mexico;

•	a decline of 60 basis points from higher transportation costs driven by Mexico primarily due to increased fuel prices; and

•	a decline of 30 basis points from higher net brochure costs, partly due to an increase in the number of pages in support of the segmentation of our Color category.
Asia Pacific – 2018 Compared to 2017

			%/Point Change
	2018	2017	US$	Constant $
Total revenue	$470.8	$471.9	—%	2%
Segment profit	42.0	50.8	(17)%	(12)%

Segment margin	8.9%	10.8%	(190)	(140)

Change in Active Representatives				(2)%
Change in units sold				1%
Change in Ending Representatives				(3)%
Amounts in the table above may not necessarily sum due to rounding.

Effective from the first quarter of 2018, given that we have exited Australia and New Zealand during 2018, the results of
Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment.
Total revenue has remained relatively unchanged compared to the prior-year period, unfavorably impacted by foreign exchange. On a Constant $ basis, revenue increased 2%. Revenue and Constant $ revenue included a benefit of approximately 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue benefited from higher average order, partially offset by a decrease in Active Representatives, most significantly in Malaysia. The decline in Ending Representatives was driven by a declines in the Philippines and Malaysia.
Revenue in the Philippines decreased 1%, negatively impacted by the unfavorable impact of foreign exchange. On a Constant $ basis, revenue in the Philippines increased 4%. Revenue and Constant $ revenue in the Philippines included a benefit of approximately 2% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in the Philippines benefited from an increase in Active Representatives and higher average order, driven by the market's initiative to grow the Skincare category, mainly in the second half of 2018.
Segment margin decreased 190 basis points, or 140 basis points on a Constant $ basis, including a decline of approximately 30 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of:

•
a decline of 120 basis points due to higher gross margin primarily caused by 80 basis points from higher supply chain costs due to higher logistics cost in the Philippines, and 20 basis points from the unfavorable impact of foreign current transaction losses;

•	a decline of 30 basis points due to higher advertising expense, primarily in China, related to celebrity and digital advertising to support growth; and

•	a benefit of 40 basis points due to lower fixed expenses primarily due to the impact of the Constant $ revenue growth with respect to out fixed expenses.

Asia Pacific – 2017 Compared to 2016

			%/Point Change
	2017	2016	US$	Constant $
Total revenue	$471.9	$494.0	(4)%	(1)%
Segment profit	50.8	62.5	(19)%	(12)%

Operating margin	10.8%	12.7%	(190)	(140)

Change in Active Representatives				(4)%
Change in units sold				(1)%
Change in Ending Representatives				(1)%
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
Total revenue decreased 4% compared to the prior-year period, partially due to the unfavorable impact from foreign exchange. On a Constant $ basis, revenue decreased 1%, primarily due to a decrease in Active Representatives, most significantly in Malaysia, partially offset by higher average order. The decrease in Ending Representatives was impacted most significantly by a decline in Malaysia, which was partially offset by growth in the Philippines.
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
Segment margin decreased 190 basis points, or 140 basis points on a Constant $ basis, in each case primarily as a result of:

•	a decline of 140 basis points primarily related to the net impact of declining revenue with respect to Representative, sales leader and field expense, primarily in the Philippines;

•
a decline of 100 basis points due to lower gross margin caused primarily by 70 basis points from supply chain costs and 40 basis points from the unfavorable net impact of mix and pricing. The impact of supply chain costs on gross margin was primarily due to lower volume on fixed overhead costs;

•	a decline of 40 basis points due to higher advertising expense, primarily in the Philippines, related to television advertising associated with our Color category during the latter half of 2017;

•	a benefit of 100 basis points due to the lower fixed expenses, including the benefits associated with the Transformation Plan, primarily reductions in headcount; and

•	a benefit of 40 basis points from lower bad debt expense, primarily in the Philippines, driven mainly by improved collection.
Earlier in 2017, we completed the review of our China operations and have determined that we will retain China in our portfolio of businesses.
Liquidity and Capital Resources
Our principal sources of funding historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At December 31, 2018, we had cash and cash equivalents totaling approximately $532.7 We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of equity and debt may be funded by cash, the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity

(including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded during the past several years, which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors -Our credit ratings were downgraded during the past several years, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A on pages 7 through 20 of our 2018 Annual Report.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 on pages 1 through 2 of our 2018 Annual Report.
Balance Sheet Data

	2018	2017
Cash and cash equivalents	$532.7	$881.5
Total debt	1,593.6	1,897.9
Working capital	265.5	673.7

Cash Flows

	2018	2017	2016
Net cash from continuing operating activities	$92.7	$271.2	$128.0
Net cash from continuing investing activities	(93.4)	(69.6)	(82.7)
Net cash from continuing financing activities	(306.9)	—	137.0
Effect of exchange rate changes on cash and equivalents	(37.5)	34.1	(50.4)
Net Cash from Continuing Operating Activities
Net cash provided by continuing operating activities during 2018 was approximately $93 as compared to net cash provided by continuing operating activities of approximately $271 during 2017, a decrease of approximately $178. The year-over-year comparison of net cash used by continuing operating activities was unfavorably impacted by lower cash-related earnings and higher inventory purchases. These unfavorable impacts to the year-over-year comparison of cash from operating activities were partially offset by the judicial deposit receipt of approximately $68 relating to Brazil IPI taxes (described more fully in Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report) and lower net receivables.
Net cash provided by continuing operating activities during 2017 was approximately $271 as compared to approximately $128 during 2016, an increase of approximately $143. The year-over-year comparison was unfavorably impacted by approximately $27 of proceeds, net of legal fees, related to settling claims relating to professional services in connection with a previously disclosed legal matter, which was received in 2016. This unfavorable impact was partially offset by an injunction we received in May 2016 for cash deposits associated with IPI in Brazil. As a result, we were not required to make cash deposits in 2017, while we paid approximately $19 for these cash deposits in 2016, prior to May. See Note 19, Contingencies on pages F-57 through F-59 of our 2018 Annual Report for additional information on the IPI taxes.
The remaining approximate $135 benefit to the year-over-year comparison of net cash provided by continuing operating activities was primarily due to improvements in working capital, most significantly from lower purchases of inventory and the timing of payments, as well as lower net receivables.
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 14, Employee Benefit
Plans on pages F-42 through F-50 of our 2018 Annual Report). Our funding policy for these plans is based on legal requirements and available cash flows. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Estimates - Pension and Postretirement Expense" in
this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $5 to $10 to our U.S. defined benefit pension and postretirement plans and in the range of $10 to $15 to our non-U.S. defined benefit pension and postretirement plans during 2019.
Net Cash from Continuing Investing Activities
Net cash used by continuing investing activities during 2018 was approximately $93, as compared to approximately $70 during 2017. The approximate $23 increase to net cash used by continuing investing activities was primarily due to an approximate $22 cash distribution received from New Avon LLC in the third quarter of 2017.
Net cash used by continuing investing activities during 2017 was approximately $70, as compared to approximately $83 during 2016. The approximate $13 decrease to net cash used by continuing investing activities was primarily due to an approximate $22 cash distribution received from New Avon in the third quarter of 2017, partially offset by lower asset disposals as compared to the prior-year period. See Note 4, Investment in New Avon on page F-26 of our 2018 Annual Report for more information on the cash distribution received from New Avon.
Capital expenditures during 2018 were approximately $95 compared with approximately $97 during 2017 and approximately $93 during 2016.
Capital expenditures in 2019 are currently expected to be in the range of $120 to $140 and are expected to be funded by cash from operations.
Net Cash from Continuing Financing Activities
Net cash used by continuing financing activities during 2018 was approximately $307, as compared to zero in 2017. The approximate $307 unfavorable impact to net cash used by continuing financing activities was primarily due to a $238 repayment of debt in the second quarter of 2018 plus a make-whole premium of $6, as well as open market repurchases of $48 in the fourth quarter of 2018.
Net cash provided by continuing financing activities during 2017 was zero, as compared to approximately $137 during 2016. The approximate $137 decrease to net cash provided by continuing financing activities was primarily due to the net proceeds related to the $500 principal amount of 7.875% Senior Secured Notes issued in the August 2016 and the net proceeds from the sale of series C preferred stock. These drivers were partially offset by the repayment of certain of our debt in 2016 of approximately $720 in the aggregate and higher repayments of short-term debt in the prior-year period. See Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report and Note 18, Series C Convertible Preferred Shares on page F-57 of our 2018 Annual Report for more information.
We purchased approximately 1.1 million shares of our common stock for $3.2 during 2018, as compared to 1.6 million shares of our common stock for $7.2 during 2017 and 1.4 million shares for $5.6 during 2016, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and upon vesting of performance restricted stock units in 2018, 2017 and 2016.
We did not declare a dividend for 2018 or 2017 as we suspended the dividend effective in the first quarter of 2016.
Debt and Contractual Financial Obligations and Commitments
At December 31, 2018, our debt and contractual financial obligations and commitments by due dates were as follows:

	2019	2020	2021	2022	2023	2024 and Beyond	Total
Short-term debt	$11.0	$—	$—	$—	$—	$—	$11.0
Long-term debt	—	387.0	—	500.0	461.9	243.8	1,592.7
Capital lease obligations	1.1	.6	.4	.2	0.1	.1	2.5
Total debt	12.1	387.6	0.4	500.2	462.0	243.9	1,606.2
Debt-related interest(1)	119.1	98.8	93.5	78.7	28.5	21.8	440.4
Total debt-related	131.2	486.4	93.9	578.9	490.5	265.7	2,046.6
Operating leases(2)	45.4	29.4	22.6	18.1	9.2	5.6	130.3
Purchase obligations	345.6	186.4	87.5	37.1	7.9	5.9	670.4
Benefit obligations(3)	58.5	12.7	12.7	12.3	12.7	57.5	166.4
Total debt and contractual financial obligations and commitments(4)	$580.7	$714.9	$216.7	$646.4	$520.3	$334.7	$3,013.7

(1)	Amounts are based on our current long-term credit ratings. See Note 8, Debt and Other Financing on pages F-30 through F-33 of our 2018 Annual Report for more information.

(2)	Amounts are net of expected sublease rental income. See Note 16, Leases and Commitments on page F-52 of our 2018 Annual Report for more information.

(3)
Amounts represent expected future benefit payments for our unfunded defined benefit pension and postretirement benefit plans, as well as expected contributions for 2019 to our funded defined benefit pension benefit plans. We are not able to estimate our contributions to our funded defined benefit pension and postretirement plans beyond 2019.

(4)
The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes information on non-binding purchase orders of inventory. The table does not include any reserves for uncertain income tax positions because we are unable to reasonably predict the ultimate amount or timing of settlement of these uncertain income tax positions. At December 31, 2018, our reserves for uncertain income tax positions, including interest and penalties, totaled approximately $107.

See Note 8, Debt and Other Financing, and Note 16, Leases and Commitments on pages F-30 to F-33, and on page F-52, respectively, of our 2018 Annual Report for more information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 17, Restructuring Initiatives on pages F-53 through F-56 of our 2018 Annual Report, at December 31, 2017, we have liabilities of approximately $59 associated with our restructuring actions, primarily associated with our Transformation Plan. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2019.
Off Balance Sheet Arrangements
At December 31, 2018, we had no material off-balance-sheet arrangements.
Capital Resources
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). In December 2017, AIO entered into an amendment to the 2015 facility, which, among other things, modified the financial covenants (interest coverage and total leverage ratios) to provide the Company additional flexibility. As of December 31, 2018, there were no amounts outstanding under the 2015 facility.
In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly-owned foreign subsidiary of the Company, entered into a three-year €200.0 senior secured revolving credit facility (the “2019 facility”). The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time. Borrowings under the 2019 facility bear interest at our option, at a rate per annum, equal to either LIBOR or EURIBOR (for any loan in euros) plus 225 basis points, in each case subject to adjustment based upon a leveraged-based pricing grid.  The 2019 facility may be used for general corporate and working capital purposes. There are no amounts outstanding under the 2019 facility. The amount available to be drawn on under the 2019 facility is reduced by any standby letters of credit granted by AIC or any Obligor under the 2019 facility, including the standby letters of credit granted by AIO under the 2015 facility that were rolled over into the 2019 facility, which, as of December 31, 2018, were approximately $29.
All obligations of AIC under the 2019 facility are unconditionally guaranteed by the Company, AIO and each other material United States or English restricted subsidiary of the Company (collectively, the “Obligors”), in each case, subject to certain exceptions. The obligations of the Obligors are secured by first priority liens on and security interests in substantially all of the assets of the Obligors, in each case, subject to certain exceptions.
The 2019 facility will terminate in February 2022; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes, if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2019 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). Depending on our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), it is possible that we may become non-compliant with our interest coverage or total leverage ratio absent the Company undertaking other alternatives to avoid noncompliance, such as obtaining additional amendments to the 2019 facility or repurchasing certain debt. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2019 facility and our credit ratings may be downgraded.

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
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of December 31, 2018, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at December 31, 2018 and 2017, respectively, was exposed to floating interest rates.
Our long-term borrowings were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2018, a hypothetical 50-basis-point change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows. This potential change was calculated based on DCF analyses using interest rates comparable to our current cost of debt.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past three years, all of our consolidated revenue was derived from operations of subsidiaries outside of the United States ("U.S."). The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings. At December 31, 2018, the primary foreign currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South African rand, Turkish lira and Ukrainian hryvnia.
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
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our outstanding foreign exchange contracts at December 31, 2018, all of which were taken out to hedge underlying foreign currency exposures, a hypothetical 10% appreciation of the U.S. dollar against our foreign exchange contracts would reduce earnings by $105 and a hypothetical 10% depreciation of the U.S. dollar against our foreign exchange contracts would increase earnings by $128. This hypothetical analysis does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2018, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $1.3 at December 31, 2018. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.

See Note 11, Financial Instruments and Risk Management on pages F-37 through F-38 of our 2018 Annual Report for more information.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2018, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2018, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2018, was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this 2018 Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018. Their 2018 report is included on pages F-2 through F-4 of our 2018 Annual Report.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Information regarding directors is incorporated by reference to the proposal titled "Election of Directors" and the "Information Concerning the Board of Directors" sections of our proxy statement for the 2019 Annual Meeting of Shareholders ("2019 Proxy Statement").
Executive Officers
Information regarding executive officers is incorporated by reference to the "Executive Officers" section of our 2019 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our 2019 Proxy Statement.
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
Audit Committee; Audit Committee Financial Expert
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2019 Proxy Statement.
Material Changes in Nominating Procedures
This information is incorporated by reference to the "Information Concerning the Board of Directors" section of our 2019 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference to the "Information Concerning the Board of Directors," "Executive Compensation" and "Director Compensation" sections of our 2019 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the "Equity Compensation Plan Information" and "Ownership of Shares" sections of our 2019 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference to the "Information Concerning the Board of Directors" and "Transactions with Related Persons" sections of our 2019 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference to the proposal titled "Ratification of Appointment of Independent Registered Public Accounting Firm" section of our 2019 Proxy Statement.

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

3.1	Restated Certificate of Incorporation of Avon Products, Inc., as amended with the Secretary of State of the State of New York most recently on January 3, 2019.
3.2	By-Laws of Avon Products, Inc., effective October 6, 2016 (incorporated by reference to Exhibit 3.2 to Avon's Current Report on Form 8-K filed on October 13, 2016).
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

4.3
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
10.50*
Avon Products, Inc. Management Incentive Plan, amended and restated effective as of January 1, 2015 (incorporated by reference to Exhibit 10.50 to Avon's Annual Report on Form 10-K for the year ended December 31, 2017).

10.51*	Avon Products, Inc. Long-Term Cash Bonus Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.51 to Avon's Annual Report on Form 10-K for the year ended December 31, 2017).
10.52*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010).

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

10.59*
Employment Offer Letter and Contract of Employment Agreement dated February 3, 2018, between Avon Cosmetics Limited and Jan Zijderveld (incorporated by reference to Exhibit 10.3 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.60*
International Relocation Letter Agreement, dated February 3, 2018, between Avon Cosmetics Limited and Jan Zijderveld (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.61*
Sign-On Restricted Stock Unit Award Agreement, dated as of February 3, 2018, between Avon Products, Inc. and Jan Zijderveld (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.62*
Performance-Contingent Restricted Stock Unit Award Agreement, for award granted effective March 14, 2018, between Avon Products, Inc. and Jan Zijderveld. (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.63*
Option Agreement, for award granted effective March 14, 2018, between Avon Products, Inc. and Jan Zijderveld. (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.64*
Sign-On Performance-Contingent Restricted Stock Unit Award Agreement, for award granted effective March 27, 2018, between Avon Products, Inc. and Jan Zijderveld. (incorporated by reference to Exhibit 10.3 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.65*
Letter Agreement, dated as of April 4, 2012, between the Company and Sheri McCoy (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on April 10, 2012) as modified by the "CEO stock holding requirement" adopted on March 13, 2014 (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.66*
International Assignment Letter Agreement, dated July 20, 2016, between Avon Products, Inc. and Sheri McCoy (incorporated by reference to Exhibit 10.59 to Avon's Annual Report on Form 10-K for the year ended December 31, 2016).

10.67*
Restricted Stock Unit Award Agreement, dated as of April 23, 2012 between the Company and Sheri McCoy (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.68*
Letter Agreement, by and between Avon Products, Inc. and Sherilyn McCoy, dated as of August 2, 2017 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on August 4, 2017).

10.69*
Severance Benefit Letter Agreement and General Release of Claims, entered into on April 9, 2018 between the Company and Sheri McCoy. (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.70*	Employment Offer Letter and Contract of Employment Agreement, effective December 11, 2018, between Avon Cosmetics Limited and Gustavo Arnal.
10.71*
Employment Offer Letter and Contract of Employment Agreement dated November 28, 2016, between Avon Cosmetics Limited and James Wilson (incorporated by reference to Exhibit 10.67 to Avon's Annual Report on Form 10-K for the year ended December 31, 2016).

10.72*
Employment Offer Letter and Contract of Employment Agreement dated June 12, 2017, between Avon Cosmetics Limited and Miguel Fernandez (incorporated by reference to Exhibit 10.9 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.73*
International Relocation Letter Agreement, dated June 12, 2017, between Avon Cosmetics Limited and Miguel Fernandez. (incorporated by reference to Exhibit 10.10 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.74*
Amendment, dated August 6, 2018, to Miguel Fernandez Relocation Letter dated June 12, 2017 (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.75*
Employment Offer Letter and Contract of Employment Agreement dated May 18, 2017, between Avon Cosmetics Limited and James Thompson (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.76*
International Relocation Letter Agreement, dated May 18, 2017, between Avon Cosmetics Limited and James Thompson (incorporated by reference to Exhibit 10.7 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.77*
International Assignment Letter Agreement, dated August 8, 2016, between Avon Products, Inc. and Susan Ormiston (incorporated by reference to Exhibit 10.8 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.78
Revolving Credit Agreement, dated as of June 5, 2015, among Avon Products, Inc., Avon International Operations, Inc., the banks and other lenders party thereto, Citibank, N.A., as Administrative Agent, Collateral Agent and an L/C issuer (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on June 8, 2015).

10.79
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

10.80
Second Amendment to Credit Agreement and General Security Agreement and First Amendment to API Limited Recourse Guaranty, dated August 1, 2016 (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on August 2, 2016).

10.81	Third Amendment to Credit Agreement, dated December 21, 2017 (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 21, 2017).
10.82
Multicurrency Revolving Facility Agreement, dated as of February 12, 2019, by and among Avon International Capital p.l.c., as borrower, Avon Products, Inc., the other obligors party thereto from time to time, the lenders party thereto from time to time, Citibank Europe plc, UK Branch, as agent, Citibank, N.A., London Branch, as common security agent, and the other parties party thereto from time to time (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on February 14, 2019).
.

10.83
Investment Agreement, dated as of December 17, 2015, between Avon Products, Inc. and Cleveland Apple Investor LLC (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 21, 2015).

10.84
Investor Rights Agreement, dated as of March 1, 2016, between Avon Products, Inc. and Cleveland Apple Investor L.P. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.85
Intellectual Property License Agreement, dated as of March 1, 2016, among Avon Products, Inc., Avon International Operations, Inc., Avon NA IP LLC and New Avon LLC (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.86
Agreement, dated as of March 27, 2016, between Avon Products, Inc. and an investor group led by Barington Capital Group, L.P. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 28, 2016).

10.87
Nomination Agreement, dated March 26, 2018, by and among Avon Products, Inc., Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC, Barington Companies Management, LLC, Barington Capital Group, L.P., James A. Mitarotonda, LNA Capital Corp., NuOrion Advisors, LLC, Guy Phillips, Shah Capital Management, Inc., Shah Capital Opportunity Fund, L.P., Shah Capital, LLC and Himanshu H. Shah (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on March 26, 2018)

10.88
Confidentiality Agreement, dated March 26, 2018, by and among Avon Products, Inc., James A. Mitarotonda, Barington Companies Equity Partners, L.P., Barington Capital Group, L.P., Barington Companies Investors, LLC and Barington Companies Management, LLC (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on March 26, 2018)

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

Avon’s Annual Report on Form 10-K for the year ended December 31, 2018, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2019.

Avon Products, Inc.

/s/ Laura Barbrook
Laura Barbrook
Vice President and Corporate Controller - Principal
Accounting Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan Zijderveld	Chief Executive Officer – Principal Executive Officer and Director	February 21, 2019
Jan Zijderveld

/s/ James Wilson	Executive Vice President and Chief Financial Officer - Principal Financial Officer	February 21, 2019
James Wilson

/s/ Jose Armario	Director	February 21, 2019
Jose Armario

/s/ W. Don Cornwell	Director	February 21, 2019
W. Don Cornwell

/s/ Chan W. Galbato	Director	February 21, 2019
Chan W. Galbato

/s/ Nancy Killefer	Director	February 21, 2019
Nancy Killefer

/s/ Susan J. Kropf	Director	February 21, 2019
Susan J. Kropf

/s/ Helen McCluskey	Director	February 21, 2019
Helen McCluskey

/s/ Andrew G. McMaster, Jr.	Director	February 21, 2019
Andrew G. McMaster, Jr.

/s/ James A. Mitarotonda	Director	February 21, 2019
James A. Mitarotonda

/s/ Michael F. Sanford	Director	February 21, 2019
Michael F. Sanford

/s/ Lenard B. Tessler	Director	February 21, 2019
Lenard B. Tessler

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Avon Products, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for each of the two years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 21, 2019

PricewaterhouseCoopers LLP (United Kingdom) has served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.:
In our opinion, the consolidated statements of operations, comprehensive income, changes in shareholders’ equity (deficit) and cash flows or the period from January 1, 2016 to December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of Avon Products Inc. and its subsidiaries for the period from January 1, 2016 to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2017

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
Years ended December 31	2018	2017	2016
Net sales	$5,247.7	$5,565.1	$5,578.8
Other revenue	323.6	150.5	138.9
Total revenue	5,571.3	5,715.6	5,717.7
Costs, expenses and other:
Cost of sales	2,364.0	2,203.3	2,257.0
Selling, general and administrative expenses	2,972.1	3,231.0	3,136.9
Operating profit	235.2	281.3	323.8
Interest expense	134.6	140.8	136.6
Loss (gain) on extinguishment of debt	0.7	—	(1.1)
Interest income	(15.3)	(14.8)	(15.8)
Other expense, net	7.1	34.6	172.9
Total other expenses	127.1	160.6	292.6
Income from continuing operations, before taxes	108.1	120.7	31.2
Income taxes	(129.9)	(100.7)	(124.6)
(Loss) income from continuing operations, net of tax	(21.8)	20.0	(93.4)
Loss from discontinued operations, net of tax	—	—	(14.0)
Net (loss) income	(21.8)	20.0	(107.4)
Net loss (income) attributable to noncontrolling interests	2.3	2.0	(0.2)
Net (loss) income attributable to Avon	$(19.5)	$22.0	$(107.6)
Loss per share:
Basic from continuing operations	$(0.10)	$0.00	$(0.25)
Basic from discontinued operations	—	—	(0.03)
Basic attributable to Avon	(0.10)	0.00	(0.29)
Diluted from continuing operations	$(0.10)	$0.00	$(0.25)
Diluted from discontinued operations	—	—	(0.03)
Diluted attributable to Avon	(0.10)	0.00	(0.29)
Weighted-average shares outstanding:
Basic	441.9	439.7	437.0
Diluted	441.9	439.7	437.0
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)
Years ended December 31	2018	2017	2016
Net (loss) income	$(21.8)	$20.0	$(107.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	(48.7)	19.8	17.0
Unrealized (losses) gains on revaluation of long-term intercompany balances, net of taxes of $0.0, $0.0 and $0.0	(58.1)	62.2	21.6
Change in derivative gains on cash flow hedges, net of taxes of $0.0, $0.0 and $2.7	0.5	—	1.3
Amortization of net actuarial loss and prior service cost, net of taxes of $0.6, $0.8 and $10.9	10.5	15.6	287.3
Adjustments of net actuarial loss and prior service cost, net of taxes of $(1.1), $2.1 and $7.1	(8.6)	8.9	3.1
Other comprehensive income related to New Avon investment, net of taxes of $0.0, $0.0 and $0.0	—	1.2	2.2
Total other comprehensive (loss) income, net of taxes	(104.4)	107.7	332.5
Comprehensive (loss) income	(126.2)	127.7	225.1
Less: comprehensive loss attributable to noncontrolling interests	(2.6)	(1.5)	(2.1)
Comprehensive (loss) income attributable to Avon	$(123.6)	$129.2	$227.2
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)
December 31	2018	2017
Assets
Current Assets
Cash, including cash equivalents of $36.2 and $116.7	$532.7	$881.5
Accounts receivable (less allowances of $93.0 and $138.6)	349.7	457.2
Inventories	542.0	598.2
Prepaid expenses and other	272.0	296.4
Held for sale assets	65.6	—
Total current assets	1,762.0	2,233.3
Property, plant and equipment, at cost
Land	22.6	31.3
Buildings and improvements	502.9	646.0
Equipment	682.3	804.6
	1,207.8	1,481.9
Less accumulated depreciation	(650.2)	(779.2)
Property, plant and equipment, net	557.6	702.7
Goodwill	87.4	95.7
Other assets	603.0	666.2
Total assets	$3,010.0	$3,697.9
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$12.0	$25.7
Accounts payable	816.5	832.2
Accrued compensation	85.5	130.3
Other accrued liabilities	451.3	405.6
Sales and taxes other than income	103.9	153.0
Income taxes	15.9	12.8
Held for sale liabilities	11.4	—
Total current liabilities	1,496.5	1,559.6
Long-term debt	1,581.6	1,872.2
Employee benefit plans	128.3	150.6
Long-term sales taxes and taxes other than income	—	193.1
Long-term income taxes	136.2	84.9
Other liabilities	72.1	84.4
Total liabilities	3,414.7	3,944.8
Commitments and contingencies (Notes 16 and 19)
Series C convertible preferred stock	492.1	467.8
Shareholders’ Deficit
Common stock, par value $.25 - authorized 1,500 shares; issued 761.8 and 758.7 shares	190.3	189.7
Additional paid-in capital	2,303.6	2,291.2
Retained earnings	2,234.3	2,320.3
Accumulated other comprehensive loss	(1,030.4)	(926.2)
Treasury stock, at cost (319.4 and 318.4 shares)	(4,602.3)	(4,600.0)
Total Avon shareholders’ deficit	(904.5)	(725.0)
Noncontrolling interests	7.7	10.3
Total shareholders’ deficit	(896.8)	(714.7)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,010.0	$3,697.9
`
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2018	2017	2016
Cash Flows from Operating Activities
Net (loss) income	$(21.8)	$20.0	$(107.4)
Loss from discontinued operations, net of tax	—	—	14.0
(Loss) income from continuing operations, net of tax	(21.8)	20.0	(93.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	81.1	84.3	83.3
Amortization	26.6	29.7	30.6
Provision for doubtful accounts	162.4	221.9	190.5
Provision for obsolescence	113.5	36.7	36.5
Share-based compensation	13.8	24.2	24.0
Foreign exchange losses	21.2	18.1	6.1
Deferred income taxes	(49.0)	(30.2)	(8.5)
Charge for Argentinian monetary assets and liabilities	(6.3)	—	—
Brazil IPI release	(194.7)	—	—
Loss on deconsolidation of Venezuela	—	—	120.5
Other	18.5	39.6	(3.3)
Changes in assets and liabilities:
Accounts receivable	(102.8)	(214.6)	(216.6)
Inventories	(99.6)	(19.2)	(28.6)
Prepaid expenses and other	(49.3)	14.8	16.8
Accounts payable and accrued liabilities	73.1	12.3	(17.6)
Income and other taxes	63.2	4.1	(4.7)
Noncurrent assets and liabilities	42.8	29.5	(7.6)
Net cash provided by operating activities of continuing operations	92.7	271.2	128.0
Cash Flows from Investing Activities
Capital expenditures	(94.9)	(97.3)	(93.0)
Disposal of assets	4.8	5.9	13.3
Distribution from New Avon LLC	—	22.0	—
Reduction of cash due to Venezuela deconsolidation	—	—	(4.5)
Other investing activities	(3.3)	(.2)	1.5
Net cash used by investing activities of continuing operations	(93.4)	(69.6)	(82.7)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	(10.7)	10.3	(36.4)
Proceeds from debt	—	—	508.7
Repayment of debt	(289.1)	(2.9)	(733.0)
Repurchase of common stock	(3.2)	(7.2)	(5.6)
Net proceeds from the sale of series C convertible preferred stock	—	—	426.3
Other financing activities	(3.9)	(.2)	(23.0)
Net cash (used) provided by financing activities of continuing operations	(306.9)	—	137.0
Cash Flows from Discontinued Operations
Net cash (used) provided by operating activities of discontinued operations	—	(8.6)	(67.6)
Net cash used by investing activities of discontinued operations	—	—	(94.6)
Net cash (used) provided by discontinued operations	—	(8.6)	(162.2)
Effect of exchange rate changes on cash and cash equivalents	(37.5)	34.1	(50.4)
Net (decrease) increase in cash and cash equivalents	(345.1)	227.1	(30.3)
Cash and cash equivalents at beginning of year(1)	881.5	654.4	684.7
Cash and cash equivalents at end of year(2)	$536.4	$881.5	$654.4
Cash paid for:
Interest	$139.0	$141.7	$142.8
Income taxes, net of refunds received	$87.4	$132.2	$143.3

(1)	Includes cash and cash equivalents of discontinued operations of $(2.2) at the beginning of the year in 2016

(2)	Includes cash and cash equivalents of $3.7 classified as Held for sale assets in our Consolidated Balance Sheets at the end of the year in 2018
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2015	751.4	$187.9	$2,254.0	$2,448.1	$(1,366.2)	315.9	$(4,594.1)	$13.9	$(1,056.4)
Net (loss) income	—	—	—	(107.6)	—	—	—	0.2	(107.4)
Other comprehensive income (loss)	—	—	—	—	333.0	—		(0.5)	332.5
Dividends accrued - Series C convertible preferred stock	—	—	—	(18.3)	—	—	—	—	(18.3)
Exercise/ vesting/ expense of share-based compensation	3.5	0.9	22.3	—	—	—	—	—	23.2
Repurchase of common stock	—	—	—	—	—	1.4	(5.6)	—	(5.6)
Purchases and sales of noncontrolling interests, net of dividends paid of $1.8	—	—	—	—	—	—	—	(1.8)	(1.8)
Income tax expense – stock transactions	—	—	(2.4)	—	—	—	—	—	(2.4)
Balances at December 31, 2016	754.9	$188.8	$2,273.9	$2,322.2	$(1,033.2)	317.3	$(4,599.7)	$11.8	$(836.2)
Net income	—	—	—	22.0		—	—	(2.0)	20.0
Other comprehensive income	—	—	—		107.0	—	—	0.7	107.7
Dividends accrued - Series C convertible preferred stock	—	—	—	(23.1)	—	—	—	—	(23.1)
Exercise/ vesting/ expense of share-based compensation	3.8	1.0	17.3	(0.8)	—	(0.5)	6.8	—	24.3
Repurchase of common stock	—	(0.1)	—	—	—	1.6	(7.1)	—	(7.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.2	—	—	—	—	—	—	—	(0.2)	(0.2)
Balances at December 31, 2017	758.7	$189.7	$2,291.2	$2,320.3	$(926.2)	318.4	$(4,600.0)	$10.3	$(714.7)
Net loss	—	—	—	(19.5)	—	—	—	(2.3)	(21.8)
Revenue Recognition Cumulative catch up	—	—	—	(41.1)	—	—	—	—	41.1
Other comprehensive income	—	—	—		(104.2)	—	—	(0.2)	(104.4)
Dividends accrued - Series C convertible preferred stock	—	—	—	(24.3)	—	—	—	—	(24.3)
Exercise/ vesting/ expense of share-based compensation	3.1	0.7	12.4	(1.1)	—	(0.1)	0.8	—	12.8
Repurchase of common stock	—	(0.1)	—	—	—	1.1	(3.1)	—	(3.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.1	—	—	—	—	—	—	—	(0.1)	(0.1)
Balances at December 31, 2018	761.8	$190.3	$2,303.6	$2,234.3	$(1,030.4)	319.4	$(4,602.3)	$7.7	$(896.8)
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
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management L.P. ("Cerberus"), which included a $435 investment in Avon by an affiliate of Cerberus through the purchase of our convertible preferred stock and the separation of the North America business (including approximately $100 of cash, subject to certain adjustments) from Avon into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by an affiliate of Cerberus. These transactions closed in March 2016 and Avon retained approximately 20% ownership in New Avon. The North American business, which represented the Company's operations in the United States ("U.S."), Canada and Puerto Rico, was previously its own reportable segment and has been presented as discontinued operations for all periods. Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale for additional information regarding the investment by an affiliate of Cerberus and the separation of the North America business. As a result of this transaction, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S.
Principles of Consolidation
The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.
Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to stand-alone selling prices ("SSP") of promised goods or services delivered under sales incentives, allowances for sales returns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, the determination of discount rates and other actuarial assumptions for pension and postretirement benefit expenses, restructuring expense, income taxes and tax valuation allowances, share-based compensation, loss contingencies and the evaluation of goodwill, property, plant and equipment and capitalized software for potential impairment.
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
For financial statements of Avon subsidiaries operating in highly inflationary economies, the U.S. dollar is required to be used as the functional currency. At December 31, 2018, only our Argentinian subsidiary is considered to be operating in a highly inflationary economy. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in other expense, net. Similarly, deferred tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in income taxes in our Consolidated Statements of Operations. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are recorded in U.S. dollars at the historical rates at the time of acquisition of such assets or liabilities.

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
As a result of the devaluation of the Argentinian peso of approximately 25% from June 30, 2018 to December 31, 2018, operating profit was negatively impacted by approximately $8, largely in cost of sales in our Consolidated Income Statements, primarily due to inventory being accounted for at its historical dollar cost. During the six months ended December 31, 2018, we also recorded a benefit during the period of approximately $6 in other expense, net primarily associated with the net monetary liability position of Argentina, and an approximate $2 positive impact on income taxes, both in our Consolidated Income Statements. As of December 31, 2018, the net Argentine peso-denominated monetary liability position of Argentina was $33 and the net Argentine peso-denominated non-monetary asset position was $50, primarily consisting of inventory balances of $32.
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
Revenue Recognition
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Typically included within a contract is variable consideration, such as sales returns and late payment fees. Revenue is only recorded to the extent it is probable that it will not be reversed, and therefore revenue is adjusted for variable consideration. Variable consideration is generally estimated using the expected value method, which considers possible outcomes weighted by their probability. Specifically for sales returns, a refund liability will be recorded for the estimated cash to be refunded for the products expected to be returned, and a returns asset will be recorded for the products which we expect to be returned and re-sold, each of these based on historical experience. The estimate of sales returns as well as the measurement of the returns asset and the refund liability is updated at the end of each month for changes in expectations regarding the amount of salvageable returns, reconditioning costs and any additional decreases in the value of the returned products. Late payment fees are recorded when the uncertainty associated with collecting such fees are resolved (i.e., when collected).
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
Our contracts with Representatives often include multiple promises to transfer products and/or services to the Representative, and determining which of these products and/or services are considered distinct performance obligations that should be accounted for separately. In addition, in assessing the recognition of revenue for the following performance obligations, management has exercised significant judgment in the following areas: estimation of variable consideration and the SSP of promised goods or services in order to determine and allocate the transaction price.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We often charge the Representative for shipping and handling (including order processing) and payment processing activities on the invoice, and such activities are considered to be fulfillment costs. The consideration received represents part of the transaction price in the contract that is allocated to the performance obligations in the contract. We recognize revenue for fulfillment activities in other revenue in our Consolidated Statements of Operations when such services are provided to the Representative. The cost of these activities is recognized in SG&A expenses in our Consolidated Statements of Operations.
iii) Other revenue
We also recognize revenue from the sale of products to New Avon LLC ("New Avon"), as part of a manufacturing and supply agreement, since the separation of the Company's North America business into New Avon on March 1, 2016, and royalties from the licensing of our name and products, in other revenue in our Consolidated Statements of Operations
Cash and Cash Equivalents
Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are generally high-quality, short-term money market instruments with an original maturity of three months or less and consist of time deposits with a number of U.S. and non-U.S. commercial banks and money market fund investments.
Inventories

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Brochure Costs
Brochures represent promotional materials that are given directly by the Representatives to their customers as a marketing activity. Brochures that are sold by Avon to Representatives through purchase orders represent separate performance obligations in the contract as these are promises made between Avon and the Representative. Although the brochures are used similar to marketing materials, the Representative generally orders and pays for the brochures, and Avon allocates consideration for purposes of revenue recognition. The revenue associated with brochures that are sold to Representatives is recognized in other revenue and the related cost is recognized in cost of sales in our Consolidated Statements of Operations. We recognize revenue when the Representative obtains control of the brochures, which occurs upon delivery to the Representative. When brochures are given away for free to Representatives as promotional items, the cost is recognized in SG&A expenses in our Consolidated Statements of Operations.
Brochure costs and associated fees that are presented as inventory were $13.2 at December 31, 2018 and zero at December 31, 2017, an increase driven by the implementation of ASU 606. Brochure costs and associated fees that are presented as prepaid expenses and other were $5.9 at December 31, 2018 and $26.6 at December 31, 2017, a decrease driven by the implementation of ASU 606.
Brochure costs were expensed to COGS and SG&A in 2018 amounted to $113.5 and $106.2, respectively. In 2017 and 2016 brochures costs of $244.0 and $244.7, respectively, were expensed to SG&A under the previous ASU 605.
The fees charged to Representatives for brochures sold recorded in Other revenue in 2018 amounted to $117.0. In 2017 and 2016, the fees charged to Representatives were recorded as a reduction to SG&A expenses and amounted to 106.2 in 2018 $139.4 and $138.6, respectively.
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
Certain systems development costs related to the purchase, development and installation of computer software, and implementation costs incurred in a hosting arrangement that is a service contract, are capitalized and amortized over the estimated useful life of the related project. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. The other assets balance included unamortized capitalized software costs of $89.3 at December 31, 2018 and $85.2 at December 31, 2017. The amortization expense associated with capitalized software was $26.5, $29.5 and $30.5 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Assets and Liabilities Held for Sale
A long-lived asset (or disposal group) is classified as held for sale if its carrying amount will be recovered principally through a sale transaction rather than through continuing use and a sale is considered highly probable within a year. A long-lived asset (or disposal group) classified as held for sale is initially measured at the lower of its carrying amount or fair value less cost to sell. An impairment loss is recognized for any initial or subsequent write-down of the long-lived asset (or disposal group) to fair value less costs to sell. A gain or loss not previously recognized by the date of the sale of the long-lived asset (or disposal group) is recognized at the date of derecognition.
Long-lived assets (including those that are part of a disposal group) are not depreciated or amortized while they are classified as held for sale. Long-lived assets classified as held for sale and the assets of a disposal group classified as held for sale are

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presented separately from the other assets in the balance sheet. The liabilities of a disposal group classified as held for sale are presented separately from other liabilities in the balance sheet.
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

•
Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in AOCI and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings.

•	Changes in the fair value of a derivative that is designated as a hedge of a net investment in a foreign operation are recorded in foreign currency translation adjustments within AOCI.

•	Changes in the fair value of a derivative that is not designated as a hedging instrument are recognized in earnings in other expense, net in our Consolidated Statements of Operations.
We present the earnings effect of the hedging instrument in our Consolidated Statements of Operations in the same income statement line item in which the earnings effect of the hedged item is reported.
For derivatives designated as cash flow hedges, if we conclude that the hedging relationship is perfectly effective at inception, a detailed effectiveness assessment in each period is not required as long as (i) the critical terms of the hedging instrument completely match the related terms of the hedged item (ii) it is considered probable that the counterparties to the hedging instrument and the hedged item will not default, and (iii) the hedged cash flows remain probable.
If the conditions above are not met, we will assess prospective and retrospective effectiveness using the cumulative dollar-offset method, which compares the change in fair value or present value of cash flows of the hedging instrument to the changes

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the fair value or present value of the cash flows of the hedged item. If the result of the quantification demonstrates that the hedge is still highly effective (meaning that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item), we will revert to qualitative assessments of hedge effectiveness in subsequent periods if an expectation of high effectiveness on a qualitative basis for subsequent periods can be reasonably supported. If effectiveness is not within the 80% to 125% range, hedge accounting will be discontinued, and changes in the fair value of the hedging instrument will be recorded in earnings from the date the hedge is no longer considered highly effective.
Deferred Income Taxes
Deferred income taxes have been provided on items recognized for financial reporting purposes in different periods than for income tax purposes using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible or before our net operating loss and tax credit carryforwards expire. See Note 10, Income Taxes for more information.
In accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), we are choosing to treat the U.S. income tax consequences of Global Intangible Low-Taxed Income ("GILTI") as a period cost. As a result, as of December 31, 2018, no deferred income taxes have been provided.
Uncertain Tax Positions
We recognize the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We record interest expense and penalties payable to relevant tax authorities in income taxes in our Consolidated Statements of Operations.
SG&A Expenses
SG&A expenses include costs associated with selling; marketing; distribution, including shipping and handling costs; advertising; net brochure costs; research and development; information technology; and other administrative costs, including finance, legal and human resource functions.
Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $503.5 in 2018, $530.8 in 2017 and $489.3 in 2016.
Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $127.6 in 2018, $118.4 in 2017 and $108.9 in 2016.
Research and Development
Research and development costs are expensed as incurred and amounted to $48.0 in 2018, $52.9 in 2017 and $52.1 in 2016. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
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
Restructuring Expense
We record the estimated expense for our restructuring initiatives, such as our Transformation Plan and Open Up Avon, when such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, inventory write-offs, impairment or accelerated depreciation of property, plant and equipment and capitalized software, and any other qualifying exit costs. Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine whether an adjustment is required.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension and Postretirement Expense
Pension and postretirement expense is determined based on a number of actuarial assumptions, which are generally reviewed and determined on an annual basis. These assumptions include the discount rate applied to plan obligations, the expected rate of return on plan assets, the rate of compensation increase of plan participants, price inflation, cost-of-living adjustments, mortality rates and certain other demographic assumptions, and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. We recognize the funded status of pension and other postretirement benefit plans in our Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of AOCI, net of tax, in shareholders’ equity, until they are amortized as a component of net periodic benefit cost. We recognize prior service costs or credits and actuarial gains and losses beyond a 10% corridor to earnings based on the estimated future service period of the participants. The determination of the 10% corridor utilizes a calculated value of plan assets for our more significant plans, whereby gains and losses are smoothed over three- and five-year periods. We use a December 31 measurement date for all of our employee benefit plans. Service cost is presented in SG&A in our Consolidated Statements of Operations. The components of net periodic benefit costs other than service cost are presented in other expense, net in our Consolidated Statements of Operations.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of the three years ended December 31 the components of basic and diluted EPS were as follows:

(Shares in millions)	2018	2017	2016
Numerator from continuing operations:
Income (loss) from continuing operations less amounts attributable to noncontrolling interests	$(19.5)	$22.0	$(93.6)
Less: Earnings (loss) allocated to participating securities	(.2)	.3	(1.2)
Less: Earnings allocated to convertible preferred stock	24.3	23.1	18.4
Loss from continuing operations allocated to common shareholders	(43.6)	(1.4)	(110.8)
Numerator from discontinued operations:
Loss from discontinued operations less amounts attributable to noncontrolling interests	$—	$—	$(14.0)
Less: Loss allocated to participating securities	—	—	(.2)
Loss from discontinued operations allocated to common shareholders	—	—	(13.8)
Numerator attributable to Avon:
Net income (loss) attributable to Avon less amounts attributable to noncontrolling interests	$(19.5)	$22.0	$(107.6)
Less: Earnings (loss) allocated to participating securities	(.2)	.3	(1.4)
Less: Earnings allocated to convertible preferred stock	24.3	23.1	18.4
Loss attributable to Avon allocated to common shareholders	(43.6)	(1.4)	(124.6)
Denominator:
Basic EPS weighted-average shares outstanding	441.9	439.7	437.0
Diluted effect of assumed conversion of stock options	—	—	—
Diluted effect of assumed conversion of preferred stock	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	441.9	439.7	437.0
Loss per Common Share from continuing operations:
Basic	$(.10)	$(.00)	$(.25)
Diluted	(.10)	(.00)	(.25)
Loss per Common Share from discontinued operations:
Basic	$.00	$.00	$(.03)
Diluted	.00	.00	(.03)
Loss per Common Share attributable to Avon:
Basic	$(.10)	$(.00)	$(.29)
Diluted	(.10)	(.00)	(.29)
Amounts in the table above may not necessarily sum due to rounding.
During the years ended December 31, 2018, 2017 and 2016, we did not include stock options to purchase 17.8 million shares, 16.9 million shares and 14.2 million shares of Avon common stock, respectively, in the calculation of diluted EPS as we had a loss from continuing operations, net of tax and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation.
For the years ended December 31, 2018 and 2017, it is more dilutive to assume the series C convertible preferred stock is not converted into common stock; therefore, the weighted-average shares outstanding were not adjusted by the as-if converted series C convertible preferred stock because the effect would be anti-dilutive. The inclusion of the series C convertible preferred stock would decrease the net loss per share for the years ended December 31, 2018 and 2017. If the as-if converted series C convertible preferred stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the years ended December 31, 2018 and 2017. There were no shares of series C convertible preferred stock outstanding for the year ended December 31, 2016. See Note 18, Series C Convertible Preferred Stock.
NOTE 2. New Accounting Standards
New Accounting Standards Implemented
ASU 2014-09, Revenue from Contracts with Customers
Except for the changes below, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements.
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
Under our historical accounting, we recognized revenue for Avon products in net sales in our Consolidated Statements of Operations upon delivery of the product to the Representative. We recognized revenue for appointment kits sold to Representatives as a reduction of SG&A expenses in our Consolidated Statements of Operations, and the associated cost was recognized in SG&A expenses in our Consolidated Statements of Operations. Revenue was adjusted for expected sales returns.
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
Under our historical accounting, the cost of sales incentives was generally presented in other accrued liabilities and prepaid expenses and other in our Consolidated Balance Sheets and recognized in SG&A expenses in our Consolidated Statements of Operations over the period that the sales incentive was earned.
Representative fees, primarily for the sale of brochures to Representatives and fulfillment activities related to the contract
This includes fees that we charge Representatives, primarily for the sale of brochures to Representatives and fulfillment activities, and also includes late payment fees.
Brochures - Brochures represent promotional materials that are given directly by the Representatives to their customers as a marketing activity. Under ASC 606, brochures that are sold by Avon to Representatives through purchase orders represent separate performance obligations in the contract as these are promises made between Avon and the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Representative. Although the brochures are used similar to marketing materials, the Representative generally orders and pays for the brochures, and Avon allocates consideration for purposes of revenue recognition. The revenue associated with brochures that are sold to Representatives is recognized in other revenue and the related cost is recognized in cost of sales in our Consolidated Statements of Operations. We recognize revenue when the Representative obtains control of the brochures, which occurs upon delivery to the Representative. When brochures are given away for free to Representatives as promotional items, the cost is recognized in SG&A expenses in our Consolidated Statements of Operations.
Under our historical accounting, all brochure costs were initially deferred to prepaid expenses and other in our Consolidated Balance Sheets and were charged to SG&A expenses in our Consolidated Statements of Operations over the campaign length. In addition, fees charged to Representatives for brochures were initially deferred and presented as a reduction of prepaid expenses and other in our Consolidated Balance Sheets, and were recorded as a reduction of SG&A expenses in our Consolidated Statements of Operations over the campaign length.
Fulfillment activities and late payment fees - We often charge the Representative for shipping and handling (including order processing) and payment processing activities on the invoice, and such activities are considered to be fulfillment costs. The consideration received represents part of the transaction price in the contract that is allocated to the performance obligations in the contract. We recognize revenue for fulfillment activities in other revenue in our Consolidated Statements of Operations when such services are provided to the Representative. The cost of these activities is recognized in SG&A expenses in our Consolidated Statements of Operations. Late payment fees are recorded in other revenue in our Consolidated Statements of Operations when collected.
Under our historical accounting, revenue for shipping and handling (including order processing) activities was recorded in other revenue in our Consolidated Statements of Operations. However, the revenue for payment processing activities and late payment fees were recognized as a reduction of SG&A expenses in our Consolidated Statements of Operations. The cost of these activities was recognized in SG&A expenses in our Consolidated Statements of Operations.
Impacts on consolidated financial statements
The following tables summarize the impacts of adopting ASC 606 on the Company's consolidated financial statements for the twelve months ended December 31, 2018:

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Operations	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Revenue
Net sales	$5,247.7	$(28.5)	(1)	$5,219.2
Other revenue	323.6	(200.7)	(2)	122.9
Total revenue	5,571.3	(229.2)		5,342.1
Costs and expenses
Cost of sales	2,364.0	(277.4)	(3)	2,086.6
SG&A expenses	2,972.1	60.4	(4)	3,032.5
Operating profit	235.2	(12.2)		223.0
Income before income taxes	108.1	(12.2)		95.9
Income taxes	(129.9)	3.6		(126.3)
Net loss	(21.8)	(8.6)		(30.4)
Net loss attributable to Avon	(19.5)	(8.6)		(28.1)
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Other Comprehensive Income	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net loss	$(21.8)	$(8.6)	$(30.4)
Foreign currency translation adjustments	(48.7)	(3.5)	(52.2)
Total other comprehensive loss, net of income taxes	(104.4)	(3.5)	(107.9)
Comprehensive loss	(126.2)	(12.1)	(138.3)
Comprehensive loss attributable to Avon	(123.6)	(12.1)	(135.7)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Balance Sheets	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Accounts receivable, net	$349.7	$(8.2)	(1)	$341.5
Inventories	542.0	(42.8)	(2)	499.2
Prepaid expenses and other	272.0	47.8	(2)	319.8
Total current assets	1,762.0	(3.2)		1,758.8
Other assets	603.0	(10.1)	(3)	592.9
Total assets	3,010.0	(13.3)		2,996.7
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Other accrued liabilities	451.3	(38.0)	(4)	413.3
Income taxes	15.9	(3.6)		12.3
Total current liabilities	1,496.5	(41.6)		1,454.9
Other liabilities	72.1	(0.7)		71.4
Total liabilities	3,414.7	(42.3)		3,372.4

Retained earnings	2,234.3	32.5	(5)	2,266.8
Accumulated other comprehensive loss	(1,030.4)	(3.5)		(1,033.9)
Total Avon shareholders’ deficit	(904.5)	29.0		(875.5)
Total shareholders’ deficit	(896.8)	29.0		(867.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	3,010.0	(13.3)		2,996.7
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
(5) Relates to the $41.1 cumulative-effect adjustment upon adoption of ASC 606, partially offset by the year-to-date $8.6 net loss adjustment.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Cash Flows	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Cash Flows from Operating Activities
Net loss	$(21.8)	$(8.6)	$(30.4)
Other	18.5	(3.5)	15.0
Accounts receivable	(102.8)	(.4)	(103.2)
Inventories	(99.6)	3.5	(96.1)
Prepaid expenses and other	(49.3)	3.9	(45.4)
Accounts payable and accrued liabilities	73.1	10.5	83.6
Income and other taxes	63.2	(3.6)	59.6
Noncurrent assets and liabilities	42.8	(1.8)	41.0
ASU 2016-09, Compensation - Stock Compensation
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
ASU 2017-07, Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits. This new guidance requires entities to (1) disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current employee compensation costs in the Consolidated Statements of Operations and (2) present the other components of net periodic benefit costs below operating profit in other expense, net. We adopted this new accounting guidance effective January 1, 2018. The new accounting guidance was applied retrospectively and increased our operating profit for 2017 and 2016 by $8.0 and $1.9 respectively, but had no impact on net loss.
The following tables summarize the impacts of adopting ASC 2017-07 on the Company's consolidated financial statements for the twelve months ended December 31, 2017 and 2016:

	Impact of ASU 2017-07 adoption
Line items impacted within the Consolidated Statements of Operations	Per consolidated financial statements		Impact of adoption			As originally reported
	2017	2016	2017	2016		2017	2016
SG&A expenses	$3,231.0	$3,136.9	$(8.0)	$(1.9)	(4)	$3,239.0	$3,138.8
Operating profit	281.3	323.8	8.0	1.9		273.3	321.9
Other expense, net	34.6	172.9	8.0	1.9		26.6	171.0
Income before income taxes	120.7	31.2	—	—		120.7	31.2
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
ASU 2018-15, Intangibles - Goodwill and Other-Internal - Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. We early adopted ASU 2018-15 effective October 1, 2018, which did not have a material impact on our Consolidated Financial Statements.
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
The standard will have a material impact on our consolidated balance sheets but will not have a material impact on our Consolidated Income Statements. The most significant impact will be the recognition of right-of-use (ROU) assets and lease liabilities for operating leases, while our accounting for finance leases remains substantially unchanged.
Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases of approximately $200 and approximately $195 as of January 1, 2019. The difference between these amounts will be recorded as an adjustment to retained earnings.
ASU 2018-02, Income Statement - Reporting Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the 2017 enactment of U.S. tax reform legislation (the "Act") on items within AOCI (loss) to retained earnings. We intend to adopt this new accounting guidance effective January 1, 2019 and have elected not to reclassify the disproportionate income tax effects of the Act from AOCI (loss) to retained earnings.
ASU 2016-13, Financial Instruments - Credit Losses
In January 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. We intend to adopt this new accounting guidance effective January 1, 2020. We are currently assessing the impact on our consolidated financial statements.
NOTE 3. Discontinued Operations and Assets and Liabilities Held for Sale
Discontinued Operations
North America
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus. The agreements include an investment agreement providing for a $435.0 investment by Cleveland Apple Investor L.P. (“Cerberus Investor”) (an affiliate of Cerberus) in the Company through the purchase of perpetual convertible preferred stock (see Note 18, Series C Convertible Preferred Stock) and a separation and investment agreement providing for the separation of the Company's North America business, which represented the Company's operations in the U.S., Canada and Puerto Rico, from the Company into New Avon, a privately-held company that is majority-owned and managed by Cerberus NA Investor LLC (“Cerberus NA”) (an affiliate of Cerberus). These transactions closed on March 1, 2016.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In 2016, New Avon entered into a perpetual, irrevocable royalty-free licensing agreement with the Company for the use of the Avon brand and certain other intellectual property. Also in 2016, Avon and New Avon also entered into a transition services agreement, which expired on October 31, 2018, and covered, among other things, information technology, financial services and human resources, as well as other commercial agreements, including research and development, product supply and a sublease of office space from Avon to New Avon. See Note 5, Related Party Transactions.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for North America are shown below:

Year ended December 31,
2016
Total revenue	$135.2
Cost of sales	53.2
SG&A expenses	91.5
Operating (loss) income	(9.5)
Other income (expense) items	.6
Loss from discontinued operations, before tax	(8.9)
Loss on sale of discontinued operations, before tax	(15.6)
Income taxes	10.5
Loss from discontinued operations, net of tax	$(14.0)
There were no amounts recorded in discontinued operations for the year ended December 31, 2018 or 2017.
Assets and Liabilities Held for Sale
The major classes of assets and liabilities comprising Held for sale assets and Held for sale liabilities on the Consolidated Balance Sheet as of December 31, 2018 are shown in the following table. There were no assets or liabilities held for sale at December 31, 2017 or 2016.

	2018
	Avon Manufacturing (Guangzhou)	Rye Office	Malaysia Maximin	Total
Current held for sale assets
Inventories	$8.7	$—	$—	$8.7
Property, Plant & Equipment (net)	36.7	12.3	3.0	52.0
Cash and cash equivalents	3.7	—	—	3.7
Other assets	1.1	—	0.1	1.2
	$50.2	$12.3	$3.1	$65.6

Current held for sale liabilities
Accounts payable	8.6	—	—	8.6
Other liabilities	2.6	—	0.2	2.8
	$11.2	$—	$.2	$11.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

China Manufacturing
On January 8, 2019, Avon Asia Holdings Company and Avon Products (China) Co., Ltd. executed an Equity Purchase Agreement for the sale of all the equity interests in Avon Manufacturing (Guangzhou), Ltd. to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd, for a total purchase price of $71.
Avon Manufacturing (Guangzhou), Ltd. met the held for sale criteria under ASC 360, Plant, Property and Equipment ("ASC 360") as of December 31, 2018, and the entity's assets and liabilities were classified as held for sale.
On February 15, 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd., of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total purchase price of $71.0 million. Net cash proceeds (pre-tax) will be $47.0 after the required repayment by the Company of certain outstanding intercompany loans of $23.3 and after deducting cash on hand in Avon Manufacturing (Guangzhou), Ltd. of $.7.
Rye Office
On September 19, 2018, Avon issued a press release entitled “Avon Products Inc. to create leaner New York Operations. In this press release, Avon announced its intention to complete the sale of the Rye office in 2019 as a further step in its ongoing plan to streamline the business to fuel growth by consolidating its U.S. operations into its existing facilities in Suffern, New York.
Prior to December 31, 2018, we entered into a Letter of Intent with a third party to sell the Rye office. The due diligence period is currently ongoing.
The Rye office met the held for sale criteria under ASC 360 as of December 31, 2018, and was classified as an asset held for sale.
In February 2019, we signed an agreement to sell the Rye office. This transaction is expected to close by the end of the second quarter of 2019.
Malaysia Maximin
On November 12, 2018, the Company approved the sale in principal of Maximin Corporation Sdn Bhd (“Maximin”), which owns the Malaysia office and warehouse, in line with our current strategy. In early December, the Company entered into letter of intent with a third party. Refer to Note 23, Subsequent Events, for additional information on developments relating to the sale of Maximin.
Maximin met the held for sale criteria under ASC 360 as of December 31, 2018, and the entity's assets and liabilities were classified as held for sale.
In February 2019, we signed an agreement to sell Maximin. This transaction is expected to close by the end of the first quarter of 2019.
NOTE 4. Investment in New Avon
In connection with the separation of the Company's North America business (as discussed in Note 3, Discontinued Operations and Assets and Liabilities Held for Sale), which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus Capital Management L.P. ("Cerberus"). The Company has accounted for its ownership interest in New Avon using the equity method of accounting, which resulted in the Company recognizing its proportionate share of New Avon's income or loss and other comprehensive income or loss. Our recorded investment balance in New Avon at December 31, 2018 and December 31, 2017 was zero.
During the years ended December 31, 2017 and 2016, the Company's proportionate share of the losses of New Avon was $20.2 and $11.9, of which $11.5 and $11.9, respectively, of these amounts was recorded within other expense, net. In addition, during the third quarter of 2017, the Company received a cash distribution of $22.0 from New Avon, which reduced our recorded investment balance in New Avon. During the third quarter of 2017, we recorded only $1.7 of the Company's proportionate share of the losses in New Avon, as this reduced our recorded investment balance in New Avon to zero. As a result, we have not recorded our proportionate share of New Avon's losses since the fourth quarter of 2017. If New Avon experiences future losses while our recorded investment balance is zero, we would not record our proportionate share of such loss. In addition, the Company's proportionate share of the post-separation other comprehensive income of New Avon was benefits of $.1 and $2.2 during the years ended December 31, 2017 and 2016, respectively, and was recorded within other comprehensive income (loss).
The Company also recorded an additional loss of $.5 within other expense, net and a benefit of $1.1 within other comprehensive income (loss), during the year ended December 31, 2017, primarily associated with purchase accounting adjustments reported by New Avon.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Related Party Transactions
The following tables present the related party transactions with New Avon, affiliates of Cerberus and the Instituto Avon in Brazil. There are no other related party transactions. New Avon is majority owned and managed by Cerberus NA. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale and Note 4, Investment in New Avon for further details.

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$25.7	$32.5
Gross profit from sale of product to New Avon(1)	$1.6	$1.9

Cost of sales for purchases from New Avon(2)	$2.9	$3.8

SG&A expenses:
Transition services, intellectual property, research and development and subleases(3)	$(5.9)	$(32.2)
Project management team(4)	1.2	2.6
Net reduction of SG&A expenses	$(4.7)	$(29.6)

Interest income from Instituto Avon(5)	$.1	—

	December 31, 2018	December 31, 2017
Balance Sheet Data
Inventories(6)	$.3	$.4
Receivables due from New Avon(7)	$7.0	$9.8
Receivables due from Instituto Avon(5)	$3.2	$—
Payables due to New Avon(8)	$.2	$.2
Payables due to an affiliate of Cerberus(9)	$.6	$.4
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. The Company recorded revenue of $25.7 and $32.5, within other revenue, and gross profit of $1.6 and $1.9 associated with this agreement during the years ended December 31, 2018 and 2017, respectively.
(2) New Avon also supplies product to the Company as part of the same manufacturing and supply agreement noted above. The Company purchased $2.8 and $3.2 from New Avon associated with this agreement during the years ended December 31, 2018 and 2017, respectively, and recorded $2.9 and $3.8 associated with these purchases within cost of sales during the years ended December 31, 2018 and 2017, respectively.
(3) The Company also entered into a transition services agreement to provide certain services to New Avon, which expired on October 31, 2018, as well as an intellectual property ("IP") license agreement, an agreement for technical support and innovation and subleases for office space. In addition, New Avon performed certain services for the Company under a similar transition services agreement which expired during the third quarter of 2017. The Company recorded a net $5.9 and $32.2 reduction of SG&A expenses associated with these agreements during the years ended December 31, 2018 and 2017, respectively, which generally represents a recovery of the related costs.
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016 and Open Up Avon strategy (“Open Up Avon”) announced in September 2018. The Company recorded $1.2 and $2.6 in SG&A expenses associated with these agreements during the years ended December 31, 2018 and 2017, respectively. See Note 17, Restructuring Initiatives for additional information related to the Transformation Plan and Open Up Avon.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. The initial liability for the estimated value of such standby letters of credit was $2.1, which was included in the additional loss on sale of the North America business recognized in loss from discontinued operations, net of tax in our Consolidated Statements of Operations during the year ended December 31, 2016. At both December 31, 2018 and 2017, the Company had a liability of $1.4 for the estimated value of such standby letters of credit. The reduction of this estimated liability of $.2 during the years ended December 31, 2017 was recognized in other expense, net in our Consolidated Statements of Operations.
See Note 18, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cerberus Investor.

NOTE 6. Revenue

Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time, when control of a product is transferred to a customer:

	Twelve Months Ended December 31, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$619.2	$564.3	$166.9	$124.3	$1,474.7	$6.4	$1,481.1
Fragrance	636.6	483.9	218.1	89.5	1,428.1	2.9	1,431.0
Color	398.7	310.7	81.8	54.1	845.3	4.8	850.1
Total Beauty	1,654.5	1,358.9	466.8	267.9	3,748.1	14.1	3,762.2
Fashion & Home:
Fashion	298.0	190.6	94.4	167.8	750.8	3.0	753.8
Home	45.3	283.4	204.2	28.4	561.3	2.0	563.3
Total Fashion & Home	343.3	474.0	298.6	196.2	1,312.1	5.0	1,317.1
Brazil IPI tax release *	—	168.4	—	—	168.4	—	168.4
Net sales	1,997.8	2,001.3	765.4	464.1	5,228.6	19.1	5,247.7
Representative fees	95.3	135.7	43.9	6.5	281.4	2.0	283.4
Other	0.7	9.9	—	0.2	10.8	29.4	40.2
Other revenue	96.0	145.6	43.9	6.7	292.2	31.4	323.6
Total revenue	$2,093.8	$2,146.9	$809.3	$470.8	$5,520.8	$50.5	$5,571.3

* Includes the impact of the Brazil IPI tax release, which was recorded in net sales and other (income) expense, net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements (See Note 19, Contingencies for further information).

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table provides information about receivables and contract liabilities from contracts with customers at December 31, 2018:

December 31, 2018
Accounts receivable, net of allowances of $93.0	$349.7
Contract liabilities	$84.4
At January 1, 2018 and December 31, 2018 we had a contract liability of $91.8 and $84.4, respectively, relating to certain material rights (loyalty points, status program and prospective discounts). During the twelve months ended December 31, 2018, we recognized $89.5 of revenue related to the contract liability balance at January 1, 2018, as the result of performance obligations satisfied. In addition, we deferred an additional $82.3 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at December 31, 2018 as compared with December 31, 2017.
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
NOTE 7. Inventories
Inventories at December 31 consisted of the following:

	2018	2017
Raw materials	$157.8	$190.6
Finished goods	384.2	407.6
Total	$542.0	$598.2

These amounts are net of the allowance for inventory obsolescence, and include the impact of an incremental one-off inventory obsolescence expense recognized at December 31, 2018, resulting from the structural reset of inventory announced in January 2019 (refer to Note 17, Restructuring Initiatives, for additional information regarding Open Up Avon and the structural reset of inventory).

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2018	2017
Debt maturing within one year:
Notes payable	$8.8	$22.6
Current portion of long-term debt	3.2	3.1
Total	$12.0	$25.7
Long-term debt:
6.50% Notes, due March 2019	$—	$237.2
4.60% Notes, due March 2020	386.4	408.8
7.875% Senior Secured Notes, due August 2022	494.2	492.6
5.00% Notes, due March 2023	458.5	484.5
Other debt, payable through 2025 with interest from .4% to 12.1%	4.6	5.2
6.95% Notes, due March 2043	241.1	241.0
Total	1,584.8	1,869.3
Unamortized deferred gain - swap terminations	—	6.0
Less current portion	(3.2)	(3.1)
Total long-term debt	$1,581.6	$1,872.2
Notes payable included short-term borrowings of international subsidiaries at average annual interest rates of approximately 19.0% at December 31, 2018 and 23.0% at December 31, 2017.
Other debt included obligations under capital leases of $2.5 at December 31, 2018 and $4.0 at December 31, 2017, which primarily relate to leases of automobiles and equipment.
Public Notes
In March 2013, we issued, in a public offering, $250.0 principal amount of 2.375% Notes due March 15, 2016 (the "2.375% Notes"), $500.0 principal amount of 4.60% Notes due March 15, 2020 (the "4.60% Notes"), $500.0 principal amount of 5.00% Notes due March 15, 2023 (the "5.00% Notes") and $250.0 principal amount of 6.95% Notes due March 15, 2043 (the "6.95% Notes") (collectively, the "2013 Notes"). In March 2008, we issued $350.0 principal amount of 6.50% Notes due March 1, 2019 (the "6.50% Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year, and interest on the 6.50% Notes is payable semi-annually on March 1 and September 1 of each year. In August 2015, we prepaid the entire principal amount of our 2.375% Notes.
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
In August 2016, we completed cash tender offers which resulted in a reduction of principal of $108.6 of our 5.75% Notes due March 1, 2018 (the "5.75% Notes"), $73.8 of our 4.20% Notes due July 15, 2018 (the "4.20% Notes"), $68.1 of our 6.50% Notes and $50.1 of our 4.60% Notes. In connection with the cash tender offers, we incurred a gain on extinguishment of debt of $3.9 before tax in the third quarter of 2016, consisting of a deferred gain of $12.8 associated with the March 2012 and January 2013 interest-rate swap agreement terminations (see Note 11, Financial Instruments and Risk Management), partially offset by the $5.8 of early tender premium paid for the cash tender offers, $1.2 of a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes (see Note 11, Financial Instruments and Risk Management), $1.0 of deal costs and the write-off of $.9 of debt issuance costs and discounts related to the initial issuances of the notes that were the subject of the cash tender offers.
In October 2016, we repurchased $44.0 of our 6.50% Notes, $44.0 of our 4.20% Notes, $40.0 of our 4.60% Notes and $35.2 of our 5.75% Notes. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of $6.2 and accrued interest of $1.1. In connection with these repurchases of debt, we incurred a loss on extinguishment of debt of $1.0 before tax in the fourth quarter of 2016 consisting of the $6.2 premium paid for the repurchases, $.5 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased and $.4 for a deferred loss

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes (see Note 11, Financial Instruments and Risk Management), partially offset by a deferred gain of approximately $6.1 associated with the March 2012 and January 2013 interest-rate swap agreement terminations (see Note 11, Financial Instruments and Risk Management).
On November 30, 2016, we prepaid the remaining principal amount of our 4.20% Notes and 5.75% Notes. The prepayment price was equal to the remaining principal amount of $132.2 for our 4.20% Notes and $106.2 for our 5.75% Notes, plus a make-whole premium of $12.1 for both series of notes and accrued interest of $3.6 for both series of notes. In connection with the prepayment of our 4.20% Notes and 5.75% Notes, we incurred a loss on extinguishment of debt of $2.9 before tax in the fourth quarter of 2016 consisting of the $12.1 make-whole premium, $1.0 of a deferred loss associated with treasury lock agreements designated as cash flow hedges of the anticipated interest payments on the 5.75% Notes (see Note 11, Financial Instruments and Risk Management) and the write-off of $.3 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid, partially offset by a deferred gain of $10.5 associated with the January 2013 interest-rate swap agreement termination (see Note 10, Financial Instruments and Risk Management).
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
In June 2018, we prepaid the remaining principal amount of our 6.50% Notes. The prepayment price was equal to the remaining principal amount of $237.8, plus a make-whole premium of $6.2 and accrued interest of $4.6. In connection with the prepayment, we incurred a loss on extinguishment of debt of $2.9 before tax in the second quarter of 2018 consisting of the $6.2 make-whole premium, and the write-off of $.3 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid, partially offset by a write off of a deferred gain of $3.6 associated with the March 2012 interest-rate swap agreement termination (see Note 11, Financial Instruments and Risk Management).
In the fourth quarter of 2018, we repurchased $23.0 of our 4.60% Notes and $27.0 of our 5.00% Notes. The aggregate repurchase price was equal to the principal amount of the notes, less a discount received of $2.4 and accrued interest of $.7. In connection with these repurchases of debt, we incurred a gain on extinguishment of debt of $2.1 before tax in the fourth quarter of 2018 consisting of the $2.4 discount received for the repurchases, partially offset by $0.3 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.
At December 31, 2018 and 2017, the carrying values of our public notes were comprised of the following:

	2018				2017
	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total
6.50% Notes, due March 2019	$—	$—	$—	$—	$237.9	$(.4)	$(.3)	$237.2
4.60% Notes, due March 2020	387.0	(.1)	(.5)	386.4	409.9	(.2)	(.9)	408.8
5.00% Notes, due March 2023	461.9	(1.9)	(1.5)	458.5	488.9	(2.5)	(1.9)	484.5
6.95% Notes, due March 2043	243.9	(.6)	(2.2)	241.1	243.8	(.6)	(2.2)	241.0
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
Senior Secured Notes
In August 2016, Avon International Operations, Inc. (“AIO”), a wholly-owned domestic subsidiary of the Company, issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $500.0 in aggregate principal amount of 7.875% Senior Secured Notes, which will mature on August 15, 2022 (the "Senior Secured Notes"). Interest on our Senior Secured Notes is payable semi-annually on February 15 and August 15 of each year. The carrying value of our Senior Secured Notes represented the $500.0 principal amount, net of unamortized debt issuance costs of $5.8 and $7.4 at December 31, 2018 and 2017, respectively. This represents the total debt for AIO at December 31, 2018 and 2017.
All obligations of AIO under our Senior Secured Notes are unconditionally guaranteed by the Company, AIO and each other material United States or English restricted subsidiary of the Company (collectively, the “Obligors”), in each case, subject to certain exceptions. The obligations of the Obligors are secured by first priority liens on and security interests in substantially all of the assets of the Obligors, in each case, subject to certain exceptions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Maturities of Long-Term Debt
Annual maturities of long-term debt, which includes our notes and capital leases outstanding at December 31, 2018, are as follows:

	2019	2020	2021	2022	2023	2024 and Beyond	Total
Maturities	$1.1	$387.6	$0.4	$500.2	$462.0	$243.9	$1,595.2
Other Financing
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the “2015 facility”). In December 2017, AIO entered into an amendment to the 2015 facility, which, among other things, modified the financial covenants (interest coverage and total leverage ratios) to provide the Company additional flexibility. As of December 31, 2018, there were no amounts outstanding under the 2015 facility.
In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly-owned foreign subsidiary of the Company, entered into a three-year €200.0 senior secured revolving credit facility (the “2019 facility”). The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time. Borrowings under the 2019 facility bear interest at our option, at a rate per annum, equal to either LIBOR or EURIBOR (for any loan in euros) plus 225 basis points, in each case subject to adjustment based upon a leveraged-based pricing grid.  The 2019 facility may be used for general corporate and working capital purposes. There are no amounts outstanding under the 2019 facility. The amount available to be drawn on under the 2019 facility is reduced by any standby letters of credit granted by AIC or any Obligor under the 2019 facility, including the standby letters of credit granted by AIO under the 2015 facility that were rolled over into the 2019 facility, which, as of December 31, 2018, were approximately $29 million.
All obligations of AIC under the 2019 facility are unconditionally guaranteed by the Company, AIO and each other material United States or English restricted subsidiary of the Company (collectively, the “Obligors”), in each case, subject to certain exceptions. The obligations of the Obligors are secured by first priority liens on and security interests in substantially all of the assets of the Obligors, in each case, subject to certain exceptions.
The 2019 facility will terminate in February 2022; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes, if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
The 2019 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios). Depending on our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), it is possible that we may become non-compliant with our interest coverage or total leverage ratio absent the Company undertaking other alternatives to avoid noncompliance, such as obtaining additional amendments to the 2019 facility or repurchasing certain debt. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2019 facility and our credit ratings may be downgraded.
Letters of Credit
At December 31, 2018 and December 31, 2017, we also had letters of credit outstanding under our revolving credit facility totaling 29.4 and $37.7, respectively. The balances at December 31, 2018 and 2017 primarily relate to letters of credit issued to lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. The balances at December 31, 2018 and December 31, 2017 also include letters of credit which guarantee various insurance activities.
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Stable Outlook with B1 for corporate family debt, B3 for senior unsecured debt, and Ba1 for our Senior Secured Notes; S&P ratings of Stable Outlook with B for corporate family debt and senior

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unsecured debt and BB- for our Senior Secured Notes; and Fitch rating of Stable Outlook with B+, each of which are below investment grade. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency reviews could result in a change in outlook or downgrade, which could further limit our access to new financing, particularly short-term financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities, and likely result in an increase in financing costs, and less favorable covenants and financial terms under our financing arrangements.
NOTE 9. Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI during 2018 and 2017:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2017	$(829.6)	$—	$(4.3)	$(95.7)	$3.4	$(926.2)
Other comprehensive (loss) income other than reclassifications	(106.6)	.5	—	(8.6)	—	(114.7)
Reclassifications into earnings:
Derivative gains on cash flow hedges, net of tax of $0.0	—	—	—	—	—	—
Amortization of net actuarial loss and prior service cost, net of tax of $.6(1)	—	—	—	10.5	—	10.5
Total reclassifications into earnings	—		—	10.5	—	10.5
Balance at December 31, 2018	$(936.2)	$0.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2016	$(910.9)	$(4.3)	$(120.2)	$2.2	(1,033.2)
Other comprehensive income other than reclassifications	81.3	—	8.9	1.2	91.4
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.8(1)	—	—	15.6	—	15.6
Total reclassifications into earnings	—	—	15.6	—	15.6
Balance at December 31, 2017	$(829.6)	$(4.3)	$(95.7)	$3.4	$(926.2)
(1) Gross amount reclassified to other expense, net, and related taxes reclassified to income taxes.
A foreign exchange net loss of $6.9 for 2018, a gain of $16.3 for 2017, and a net loss of $23.7 for 2016 resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in changes in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).
NOTE 10. Income Taxes
Income from continuing operations, before taxes for the years ended December 31 was as follows:

	2018	2017	2016
United States	$39.3	$(147.6)	$(403.0)
Foreign	68.8	268.3	434.2
Total	$108.1	$120.7	$31.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes for the years ended December 31 was as follows:

	2018	2017	2016
Federal:
Current	$(6.1)	$—	$—
Deferred	3.7	(34.0)	—
Total Federal	(2.4)	(34.0)	—
Foreign:
Current	182.3	130.6	128.5
Deferred	(53.0)	3.8	(4.2)
Total Foreign	129.3	134.4	124.3
State and Local:
Current	3.0	.3	.3
Deferred	—	—	—
Total State and other	3.0	.3	.3
Total	$129.9	$100.7	$124.6
The effective tax rate for the years ended December 31 was as follows:

	2018	2017	2016
Statutory federal rate	21.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.2	.2	.6
U.S. Tax Reform	—	(24.7)	—
Tax on foreign income	(16.2)	6.0	(24.4)
Tax on uncertain tax positions - Brazil	67.4	—	—
Tax on uncertain tax positions - Rest of World	8.5	(3.6)	34.1
Reorganizations	(91.3)	—	(93.6)
Net change in valuation allowances	128.3	62.4	375.1
Venezuela deconsolidation, devaluation and highly inflationary accounting	—	—	23.9
Imputed royalties and associated non-deductible expenses	.6	9.5	50.3
Research credits	(1.3)	(1.3)	(5.4)
Other	1.0	(.1)	3.8
Effective tax rate	120.2%	83.4%	399.4%
In 2018, as a result of continued business model changes related to the move of the Company’s headquarters from the US to the UK, the Company recognized one time tax benefits of $98.7 reflected in the “Reorganizations” line above associated primarily with the: rationalization and re-alignment of the Company’s legal entity structure, the ownership transfer of certain operational assets within the consolidated group and the tax benefit associated with the Foreign Derived Intangible Income provisions of the Tax Cuts and Jobs Act in the U.S.
In 2018, the Net Change in Valuation Allowances line in the rate reconciliation above includes $138.6 of increases to the Valuation Allowances primarily associated with Deferred Tax Assets generated in 2018. Reductions to Valuation Allowances of $93.0 were reflected in other captions of the rate reconciliation net of the associated Deferred Tax Assets which were expensed or written off during 2018 as follows: $57.2 for excess tax basis in deconsolidated subsidiaries that was re-allocated against investments in consolidated subsidiaries, $15.3 for reduction of future tax benefits anticipated for state deferred tax assets, $11.7 of other Deferred Tax Assets and a reduction of $8.8 of Deferred Tax Assets associated with the repatriation of earnings from consolidated subsidiaries.
In 2017, as a result of the enactment of the Tax Cuts and Jobs Act in the U.S., the Company recognized a net income tax benefit of $29.9 associated with the following items which are reflected in the “U.S. Tax Reform” line above: $33.5 for a valuation allowance release associated with minimum tax credits which can be utilized and/or refunded in the future and $3.6 for an uncertain tax position for potential withholding taxes on the repatriation of unremitted earnings. In addition, there was no impact on our financial position or results associated with each of the following: a write-off of deferred tax assets and their associated valuation allowance of $161.4 due to the rate change from 35% to 21%; a reversal of deferred tax liabilities and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recording of a valuation allowance of $66.7 associated with unremitted earnings; establishment of deferred tax assets for other miscellaneous withholding tax items and their associated valuation allowance of $5.5; and a one-time tax on offshore earnings and the associated utilization of foreign tax credits of $2.9.
Included in the net change in valuation allowance noted above for 2017, we released valuation allowances of $25.5 associated with a number of markets in Europe, Middle East & Africa as a result of a business model change related to the move of the Company's headquarters from the U.S. to the UK.
Deferred tax assets (liabilities) at December 31 consisted of the following:

	2018	2017
Deferred tax assets:
Tax loss and deduction carryforwards	$2,144.3	$2,022.1
Tax credit carryforwards	830.5	981.0
All other future deductions	560.8	471.0
Valuation allowance	(3,257.5)	(3,217.7)
Total deferred tax assets	278.1	256.4
Deferred tax liabilities	$(85.1)	$(74.9)
Net deferred tax assets	$193.0	$181.5
Deferred tax assets (liabilities) at December 31 were classified as follows:

	2018	2017
Deferred tax assets:
Other assets	$212.6	$203.8
Total deferred tax assets	212.6	203.8
Deferred tax liabilities:
Long-term income taxes	$(19.6)	$(22.3)
Total deferred tax liabilities	(19.6)	(22.3)
Net deferred tax assets	$193.0	$181.5
During 2018, the Company also recorded a net increase to its valuation allowance of $45.6 in income tax expense primarily for deferred tax assets generated in 2018 that are not currently more likely than not to be realized. In the future, the Company will continue to evaluate whether its financial results will allow for the valuation allowances to be released. Release of the valuation allowance in the future would occur when the deferred tax assets associated with the valuation allowance are determined to be more likely than not of being realized.
At December 31, 2018, exclusive of ASU 2013-11 reductions, we had recognized deferred tax assets of $842.5 relating to tax credit carryforwards (U.S. foreign tax credits, minimum tax credits, research and experimentation credits and other tax credits) for which a valuation allowance of $812.5 has been provided. The tax credit carryforwards consist of U.S. foreign tax credits of $793.8 which are subject to expiration between 2020 and 2027; U.S. minimum tax credits of $18.0 which are not subject to expiration; U.S. research and experimentation credits of $21.0 which are subject to expiration between 2027 and 2038 and other tax credits of $9.7 which are subject to expiration between 2019 and 2033.
At December 31, 2018, exclusive of ASU 2013-11 reductions, we had recognized deferred tax assets of $2,166.2 relating to foreign and state tax loss carryforwards for which a valuation allowance of $2,073.3 has been provided. The deferred tax assets relating to tax loss carryforwards consist of $2,045.5 of foreign tax loss carryforwards, for which a valuation allowance of $1,974.5 has been provided, and $98.8 of state tax loss carryforwards, for which a valuation allowance of $98.8 has been provided.
The foreign tax loss carryforwards at December 31, 2018 were $8,616.2, of which $6,927.5 are not subject to expiration and $1,688.7 are subject to expiration between 2019 and 2048. The state tax loss carryforwards at December 31, 2018, after taking into consideration the estimated effects of pre-apportionment states, were $1,396.7 which are subject to expiration between 2019 and 2038.
At December 31, 2018, as a result of our U.S. liquidity profile, we continue to assert that our foreign earnings are not indefinitely reinvested. Accordingly, we adjusted our deferred tax liability to account for our 2018 undistributed earnings of foreign subsidiaries and for the tax effect of earnings that were actually repatriated to the U.S. during the year. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a decrease of $5.1, resulting in a deferred

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax liability balance of $17.5 related to the incremental tax cost on approximately $1.1 billion of undistributed foreign earnings at December 31, 2018.
At December 31, 2018, the valuation allowance primarily represents amounts for substantially all U.S. deferred tax assets, certain foreign tax loss carryforwards and certain other foreign deferred tax assets. The recognition of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. Tax planning strategies were also considered and evaluated as support for the realization of deferred tax assets. Where these sources of income existed along with sufficient positive evidence that indicated it was more likely than not that such sources of income could be relied upon, then the deferred tax assets were not reduced by a valuation allowance.
Uncertain Tax Positions
At December 31, 2018, we had $137.6 of total gross unrecognized tax benefits of which approximately $123.2 would favorably impact the provision for income taxes, if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2015	$53.0
Additions based on tax positions related to the current year	1.8
Additions for tax positions of prior years	9.4
Reductions for tax positions of prior years	(2.8)
Reductions due to lapse of statute of limitations	(.7)
Reductions due to settlements with tax authorities	(2.0)
Balance at December 31, 2016	58.7
Additions based on tax positions related to the current year	1.4
Additions for tax positions of prior years	17.6
Reductions for tax positions of prior years	(7.9)
Reductions due to lapse of statute of limitations	(3.1)
Reductions due to settlements with tax authorities	(18.0)
Balance at December 31, 2017	48.6
Additions based on tax positions related to the current year	43.6
Additions for tax positions of prior years	65.5
Reductions for tax positions of prior years	(3.7)
Reductions due to lapse of statute of limitations	(.9)
Reductions due to settlements with tax authorities	(15.4)
Balance at December 31, 2018	$137.6
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. We reversed previously recorded expenses for interest and penalties, net of taxes by $1.3 during the year ended December 31, 2018, and recorded expenses of $0.0 and $2.5 for interest and penalties, net of taxes during the years ended December 31, 2017 and 2016, respectively. At December 31, 2018 and December 31, 2017 we had $7.4 and $9.9, respectively, recorded for interest and penalties, net of tax benefit. The unrecognized tax benefits, including interest and penalties, were classified within long-term income taxes in our Consolidated Balance Sheets.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file income tax returns in the U.S. and foreign jurisdictions. As of December 31, 2018, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2013-2018
Mexico	2013-2018
Philippines	2014-2018
Poland	2013-2018
Russia	2017-2018
United Kingdom	2017-2018
United States (Federal)	2017-2018
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits will not change materially within the next twelve months.
Given the timing of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the new legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effects resulting from the change in law. As of December 22, 2017, except for the impact of remeasuring our deferred tax assets at the 21% rate, we accounted for all other impacts of the new legislation, including but not limited to effects on existing deferred taxes and valuation allowances, a one-time tax on offshore earnings, potential changes to and impact of our indefinite reinvestment assertion, and the measurement of deferred taxes on foreign unremitted earnings, on a provisional basis on our financial statements. The amounts reported at that time represented our best estimate given the data we had available and based on our interpretation of the U.S. legislation. During 2018, the U.S. Treasury issued various guidance on the application of certain provisions that may impact our calculations. As of December 31, 2018, the Company completed its accounting for the impact of the Tax Cuts and Jobs Act including any necessary adjustments to the “provisional” amounts previously recorded. The recording of the additional adjustments had no material impact on our financial position or results.
NOTE 11. Financial Instruments and Risk Management
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
Derivatives are recognized in our Consolidated Balance Sheets at their fair values. The fair value of derivative instruments outstanding were immaterial at December 31, 2018 and 2017.
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At December 31, 2018 and 2017, we do not have any interest-rate swap agreements. Approximately 1% of our debt portfolio at December 31, 2018 and 2017, respectively, was exposed to floating interest rates.
In January 2013, we terminated eight of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $1,000. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $90.4, which was amortized as a reduction to interest expense over the remaining term of the underlying debt obligations. During the year ended December 31, 2016, the net impact of the gain amortization was $35.4, including $23.6 related to the extinguishment of debt (see Note 8, Debt and Other Financing). At December 31, 2018, there is no unamortized deferred gain associated with the January 2013 interest-rate swap termination, as the underlying debt obligations have been paid.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. During the years ended December 31, 2018 and 2017, the net impact of the gain amortization was $6.0 and $4.9, respectively, including $3.6 related to the extinguishment of debt during the year ended December 31, 2018 (see Note 8, Debt and Other Financing). At December 31, 2018, there was no unamortized deferred gain associated with the March 2012 interest-rate swap termination, as the underlying debt obligations have been paid.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2018, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $1,275 for various currencies, of which $22 were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the years ended December 31, 2018 and 2017, we recorded a gain of $1.5 and a gain of $3.0, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. Also during the years ended December 31, 2018 and 2017, we recorded a gain of $2.2 and a loss of $5.2, respectively, related to the associated intercompany loans, caused by changes in foreign currency exchange rates.
We initiated a new hedging program to hedge foreign exchange risk relating to forecasted transactions during the third quarter of 2018. This did not have a material impact on our Consolidated Financial Statements.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $1.3 at December 31, 2018. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
NOTE 12. Fair Value
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Other than our defined benefit pension and postretirement plan assets, the assets and liabilities measured at fair value on a recurring basis are comprised of foreign exchange forward contracts (see Note 11, Financial Instruments and Risk Management) and available-for-sale securities, which were immaterial at December 31, 2018 and 2017. See Note 14, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 14, Employee Benefit Plans).
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, accounts receivable, debt maturing within one year, accounts payable, long-term debt and foreign exchange forward contracts. The

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying value for cash and cash equivalents, accounts receivable, accounts payable and short-term investments approximate fair value because of the short-term nature of these instruments.
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at December 31 consisted of the following:

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$3.8	$3.8	$3.7	$3.7
Debt maturing within one year(1)	(12.0)	(12.0)	(25.7)	(25.7)
Long-term debt(1)	(1,581.6)	(1,460.2)	(1,872.2)	(1,718.6)
Foreign exchange forward contracts	(5.1)	(5.1)	—	—
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
NOTE 13. Share-Based Compensation Plans
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
We have issued stock options under the 2016 Plan, and restricted stock units and performance restricted stock units under the 2013 Plan and the 2016 Plan. We also have outstanding stock options under our prior shareholder-approved plans. Stock option awards are granted with an exercise price generally at a premium to the closing market price of our stock at the date of grant. Stock options generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock units granted to Associates generally vest and settle after three years. Restricted stock units awarded to non-management directors vest in approximately one year and settle upon a director's departure from the Board of Directors. Performance restricted stock units generally vest after three years only upon the satisfaction of certain performance conditions.
For the years ended December 31:

	2018	2017	2016
Compensation cost for stock options, performance restricted stock units and restricted stock units	$13.8	$24.2	$24.0
Total income tax benefit recognized for share-based arrangements	2.0	1.4	1.9
All of the compensation cost for stock options, performance restricted stock units and restricted stock units, including those that will be funded with treasury shares, for 2018, 2017 and 2016 was recorded in SG&A expenses in our Consolidated Statements of Operations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
During 2018, 2017 and 2016, we granted premium-priced stock options, in which the exercise price was equal to a 25% premium and 30% premium, respectively, from the closing market price of our stock price at the date of grant. The premium-priced stock options vest on a three-year graded vesting schedule. The fair value of each premium-priced stock option is estimated on the date of grant using a Monte-Carlo simulation. When estimating the fair value of each option, we used the following weighted-average assumptions for options granted during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Risk-free rate(1)	2.7%	2.1%	1.6%
Expected term(2)	7 years	7 years	7 years
Expected Avon volatility(3)	42%	41%	39%
Expected dividends	—%	—%	—%

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)	The expected term of the option was based on the vesting terms of the respective option and a contractual life of 10 years.

(3)	Expected Avon volatility was based on the daily historical volatility of our stock price, over a period similar to the expected life of the option.
The weighted-average grant-date fair value per share of options granted were $1.04, $1.54 and $1.37 during 2018, 2017 and 2016, respectively.
A summary of stock options as of December 31, 2018, and changes during 2018, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	17,165	$14.95
Granted	5,952	3.49
Exercised	—	—
Forfeited	1,082	5.82
Expired	3,073	34.27
Outstanding at December 31, 2018	18,962	$9.05	6.4	$—
Exercisable at December 31, 2018	8,679	$14.05	4.1	$—
We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates. At December 31, 2018, there was $6.1 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.8 years.
There were no stock options exercised during 2018, 2017 or 2016.
Restricted Stock Units and Performance Restricted Stock Units
During 2018, 2017 and 2016, we granted performance restricted stock units that would vest and settle after three years based on the relative total shareholder return of our common stock against companies included in the S&P 400 index as of the date of grant over a three year performance period ("2018 PRSUs", "2017 PRSUs" and "2016 PRSUs", respectively). The grant date fair value per share of these awards already reflects the estimated probability of achieving the market condition, and therefore we record the expense ratably over the performance period.
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
The fair value of the 2018 PRSUs, 2017 PRSUs, 2016 PRSUs and 2015 PRSUs was estimated on the date of grant using a Monte-Carlo simulation that estimates the fair value based on the Company's share price activity, expected term of the award, risk-free interest rate, expected dividends and the expected volatility of the stock of the Company. When estimating the fair

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the 2018 PRSUs, 2017 PRSUs, 2016 PRSUs and the 2015 PRSUs, we used the following weighted-average assumptions:

	2018 PRSUs	2017 PRSUs	2016 PRSUs	2015 PRSUs
Risk-free rate(1)	2.5%	1.6%	1.1%	1.1%
Expected Avon volatility(2)	61.4%	61%	56%	38%
Expected average volatility(3)	29.5%	29%	28%	N/A
Expected dividends	—%	—%	—%	3%

(1)	The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the three year performance period, in effect at the time of grant.

(2)
Expected Avon volatility was based on the weekly historical volatility of our stock price, over a period similar to the three year performance period of the 2018 PRSUs, 2017 PRSUs and 2016 PRSUs and the three year service period of the 2016 PRSUs.

(3)
Expected average volatility was based on the weekly historical volatility of the stock prices of each member of companies included in the S&P 400 index as of the date of the grant, over a period similar to the three year performance period of the 2018 PRSUs. 2017 PRSUs and 2016 PRSUs.

The weighted-average grant-date fair value per share of the 2018 PRSUs, 2017 PRSUs, 2016 PRSUs and 2015 PRSUs was $2.63, $4.52, $4.42 and $7.49 respectively.
A summary of restricted stock units at December 31, 2018, and changes during 2018, is as follows:

	Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2018	4,804	$5.26
Granted	2,433	2.61
Vested	(1,705)	7.06
Forfeited	(534)	4.45
December 31, 2018	4,998	$3.37
A summary of performance restricted stock units at December 31, 2018, and changes during 2018, is as follows:

	Performance Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2018(1)	4,356	$5.50
Granted	1,301	2.93
Vested	(986)	7.49
Forfeited	(1,494)	5.93
December 31, 2018(1)	3,177	$3.76
(1) Based on initial target payout.
The total fair value of restricted stock units and performance restricted stock units that vested during 2018 was $7.2, based upon market prices on the vesting dates. At December 31, 2018, there was $9.5 of unrecognized compensation cost related to these restricted stock units and performance restricted stock units compensation arrangements outstanding. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Later in 2015, we granted 1,123,183 performance restricted stock units that vested and settled in 2016 only upon the satisfaction of certain performance conditions through 2015. The terms of this award did not result in a fair value measurement date until 2016. During 2016 we recognized compensation cost of $2.0 for these performance restricted stock units. As this award vested and settled in 2016, no additional compensation cost was recognized in 2018 and 2017.
Restricted Stock Units and Performance Restricted Stock Units Funded With Treasury Shares
In March 2018, we granted 200,000 performance restricted stock units that will be funded with treasury shares, outside of the 2016 Plan, in reliance upon The New York Stock Exchange rules. These performance restricted stock units have a weighted-average grant-date fair value of $2.79 and would vest and settle after three years only upon the satisfaction of certain performance conditions over one year. During 2018, none of these performance restricted stock units vested, and 200,000

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance restricted stock units were outstanding at December 31, 2018. During 2018, we recognized compensation cost of $.1 for these performance restricted stock units. At December 31, 2018, there was $.4 unrecognized compensation cost related to these performance restricted stock units.
In February 2018 we granted 600,000 restricted stock units that will be funded from treasury shares, outside of our shareholder-approved plans, in reliance upon The New York Stock Exchange rules. The restricted stock units granted in February 2018 have a weighted-average grant-date fair value of $2.25 and vest and settle in full after three years. During 2018, none of these restricted stock units vested, and there were 600,000 restricted stock units outstanding at December 31, 2018. During 2018 we recognized compensation cost of $.4 for these restricted stock units. At December 31, 2018, there was $.9 unrecognized compensation cost related to these restricted stock units.
In March 2015, we granted 121,951 performance restricted stock units that will be funded with treasury shares, outside of the 2013 Plan, in reliance upon The New York Stock Exchange rules. These performance restricted stock units have a weighted-average grant-date fair value of $7.49 and the same terms exist for these awards as the 2015 PRSUs discussed above. During 2018, 121951 of these restricted stock units vested, and no performance restricted stock units were outstanding at December 31, 2018. During 2018, 2017 and 2016, we recognized compensation cost of $.0, $.1 and $.1, respectively, for these performance restricted stock units. At December 31, 2018, there was no unrecognized compensation cost related to these performance restricted stock units.
In March 2015 and April 2012, we granted 489,596 and 200,000 restricted stock units, respectively, that will be funded with treasury shares, outside of our shareholder-approved plans, in reliance upon The New York Stock Exchange rules. The restricted stock units granted in March 2015 have a weighted-average grant-date fair value of $9.00 and vest and settle ratably over three years. The restricted stock units granted in April 2012 had a weighted-average grant-date fair value of $21.69 and vested and settled ratably over five years. During 2018, 163,198 of these restricted stock units vested, and there were no restricted stock units were outstanding at December 31, 2018. During 2018, 2017 and 2016, we recognized compensation cost of $.1, $.8 and $1.7, respectively, for these restricted stock units. At December 31, 2018, there was no unrecognized compensation cost related to these restricted stock units as the awards had vested.
NOTE 14. Employee Benefit Plans
Defined Contribution Plans
We offer a defined contribution plan for employees in the United Kingdom ("UK"), which allows eligible participants to contribute eligible compensation through payroll deductions. We double employee contributions up to the first 5% of eligible compensation and therefore the maximum level provided by Avon is 10% of eligible compensation. We made matching contributions in cash to the UK defined contribution plan of $5.9 in 2018, $6.7 in 2017 and $6.5 in 2016, which follow the same investment allocation that the participant has selected for his or her own contributions.
We also offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $2.2 in 2018, $2.6 in 2017 and $3.8 in 2016, which follow the same investment allocation that the participant has selected for his or her own contributions. Prior to the separation of the North America business, the costs associated with the contributions to the PSA were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale.
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
Our largest non-U.S. defined benefit pension plan is in the UK. The UK defined benefit pension plan was frozen for future accruals as of April 1, 2013. The U.S. defined benefit pension plan, the Avon Products, Inc. Personal Retirement Account Plan (the "PRA"), is closed to employees hired on or after January 1, 2015. Qualified retirement benefits for U.S.-based employees hired on or after January 1, 2015 will be provided solely through the PSA, as described above.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the separation of the North America business, in 2016 we transferred $499.6 of pension liabilities under the PRA associated with current and former employees of the North America business and certain other former Avon employees, along with $355.9 of assets held by the PRA, to a defined benefit pension plan sponsored by New Avon. We also transferred $60.4 of other postretirement liabilities (namely, retiree medical and supplemental pension liabilities) in respect of such employees and former employees. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale. We continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon in the U.S. providing services other than with respect to the North America business. Prior to this separation, our net periodic benefit costs for the U.S. pension and postretirement benefit plans were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates.
We provide health care benefits, subject to certain limitations, to certain retired associates in the U.S. and certain foreign countries. In the U.S., such health care benefits for Corporate Avon associates hired on or before January 1, 2005 are in the form of a health reimbursement account. U.S. Corporate Avon associates hired after January 1, 2005 are not eligible for retiree health care benefits. Certain retiree health care obligations for current and former employees of the North America business and certain other former Avon employees based in the U.S. were transferred to New Avon.
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

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Change in Benefit Obligation:
Beginning balance	$(88.9)	$(87.6)	$(714.2)	$(652.9)	$(28.2)	$(26.0)
Service cost	(2.9)	(4.3)	(4.7)	(4.6)	(.1)	(.1)
Interest cost	(2.3)	(3.0)	(15.4)	(18.0)	(1.1)	(1.3)
Actuarial (loss) gain	9.9	.6	47.4	(15.5)	1.2	.3
Benefits paid	7.8	5.4	35.5	42.5	1.4	.4
Actual expenses and taxes	—	—	0.5	—	—	—
Plan amendments	—	—	(2.2)	—	—	—
Curtailments	1.7	—	—	—	—	—
Settlements	—	—	2.6	—	—	—
Special termination benefits	—	—	—	—	(.1)	—
Foreign currency changes and other	—	—	33.5	(65.7)	.9	(1.5)
Ending balance	$(74.7)	$(88.9)	$(617.0)	$(714.2)	$(26.0)	$(28.2)
Change in Plan Assets:
Beginning balance	$63.1	$51.4	$705.4	$613.7	$—	$—
Actual return on plan assets	(5.4)	5.5	(27.7)	49.9	—	—
Company contributions	12.8	11.6	11.6	19.7	1.4	.4
Benefits paid	(7.8)	(5.4)	(35.5)	(42.5)	(1.4)	(.4)
Settlements	—	—	(2.6)	—	—	—
Foreign currency changes and other	—	—	(35.4)	64.6	—	—
Ending balance	$62.7	$63.1	$615.8	$705.4	$—	$—
Funded Status:
Funded status at end of year	$(12.0)	$(25.8)	$(1.2)	$(8.8)	$(26.0)	$(28.2)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$88.1	$82.0	$—	$—
Accrued compensation	(1.0)	(1.0)	(2.8)	(2.2)	(4.5)	(2.7)
Employee benefit plans liability	(11.0)	(24.8)	(86.5)	(88.6)	(21.5)	(25.5)
Net amount recognized	$(12.0)	$(25.8)	$(1.2)	$(8.8)	$(26.0)	$(28.2)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$33.1	$41.4	$173.6	$176.8	$—	$1.2
Prior service (credit) cost	(.1)	(.2)	1.3	(.9)	.6	(1.3)
Total pretax amount recognized	$33.0	$41.2	$174.9	$175.9	$.6	$(.1)
Supplemental Information:
Accumulated benefit obligation	$72.7	$85.9	$179.9	$199.8	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$74.7	$88.9	$195.3	$216.7	N/A	N/A
Fair value plan assets	62.7	63.1	106.0	125.9	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$74.7	$88.9	$185.7	$202.0	N/A	N/A
Accumulated benefit obligation	72.7	85.9	174.6	191.9	N/A	N/A
Fair value plan assets	62.7	63.1	98.0	114.0	N/A	N/A
The U.S. pension plans include a funded qualified plan (the PRA) and unfunded non-qualified plans. At December 31, 2018, the PRA had benefit obligations of $65.4 and plan assets of $62.7. At December 31, 2017, the PRA had benefit obligations of $76.7 and plan assets of $63.0. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans. The Non-U.S. pension plans include a funded qualified pension plan in the UK. At December 31, 2018, the UK qualified pension plan had benefit obligations of $416.5 and plan assets of $501.7. At December 31, 2017, the UK qualified pension plan had benefit obligations of $494.0 and plan assets of $573.6.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net Periodic Benefit Cost:
Service cost	$2.9	$4.3	$6.4	$4.7	$4.6	$5.0	$.1	$.1	$.1
Interest cost	2.3	3.0	6.5	15.4	18.0	21.8	1.1	1.3	1.7
Expected return on plan assets	(3.5)	(3.2)	(8.2)	(31.9)	(28.2)	(33.0)	—	—	—
Amortization of prior service credit	—	(.1)	(.2)	(.1)	(.1)	(.1)	(.4)	(.3)	(1.2)
Amortization of net actuarial losses	4.1	5.2	10.8	6.8	7.6	6.5	—	.1	.3
Settlements/curtailments	1.4	—	.1	(.4)	3.7	.3	(.3)	—	(.1)
Other	—	—	—		(.7)	—	.1	1.6	—
Net periodic benefit cost(1)	$7.2	$9.2	$15.4	$(5.5)	$4.9	$.5	$.7	$2.8	$.8
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Actuarial (gains) losses	$(2.8)	$(2.9)	$13.6	$12.2	$(7.4)	$(24.6)	$(1.2)	$(.3)	$(2.6)
Prior service cost (credit)	—	—	—	2.2	—	—	—		1.0
Amortization of prior service credit	.1	.1	1.3	.1	.1	.1	.6	.3	26.7
Amortization of net actuarial losses	(5.6)	(5.2)	(274.4)	(6.4)	(11.3)	(7.8)	—	(.1)	(11.3)
Foreign currency changes	—	—	—	(9.1)	18.9	(29.6)	—	—	(.1)
Total recognized in other comprehensive (loss) income*	$(8.3)	$(8.0)	$(259.5)	$(1.0)	$.3	$(61.9)	$(.6)	$(.1)	$13.7
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1.1)	$1.2	$(244.1)	$(6.5)	$5.2	$(61.4)	$.1	$2.7	$14.5
(1) Includes $4.4 of the U.S. pension plans in 2016, and immaterial amounts of the postretirement benefit plans (related to the U.S.) in 2016, which are included in discontinued operations. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are included in discontinued operations, have been excluded from all amounts in the table above.
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
The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost during 2019 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss	$3.0	$5.0	$—
Prior service credit	—	—	(.2)
Assumptions
Weighted-average assumptions used to determine benefit obligations recorded in our Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	4.24%	3.48%	2.91%	2.56%	5.17%	4.75%
Rate of compensation increase	4.00%	4.00%	2.69%	2.71%	N/A	N/A

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The discount rate used for determining the present value of future pension obligations for each individual defined benefit pension plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including the UK defined benefit pension plan and the PRA, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis has increased to 3.06% at December 31, 2018, from 2.66% at December 31, 2017.
Effective as of January 1, 2018, we changed the method we use to estimate the service and interest cost components of net periodic benefit cost for the PRA and the majority of our significant non-U.S. pension plans, including the UK defined benefit pension plan. Historically, including in 2017, we estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2018, we have elected to use a full yield curve approach in the estimation of these components of net periodic benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates, which we believe results in a more precise measurement of service and interest costs.
Weighted-average assumptions used to determine net benefit cost recorded in our Consolidated Statements of Operations for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.48%	3.67%	4.19%	2.56%	2.69%	3.58%	4.75%	5.33%	4.50%
Rate of compensation increase	4.00%	4.00%	4.00%	2.71%	2.79%	2.94%	N/A	N/A	N/A
Rate of return on assets	5.50%	5.50%	7.00%	5.20%	5.09%	6.40%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We generally evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2018, the assumed rate of return on assets globally was 5.23%, which represents the weighted-average rate of return on all plan assets. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are associated with discontinued operations, have been excluded from all amounts above.
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2018 net periodic benefit cost for the UK defined benefit pension plan was 5.20%. In addition, the 2018 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 80% in corporate and government bonds and mortgage-backed securities (which are expected to earn approximately 2% to 4% in the long-term) and approximately 20% in equity securities, emerging market debt and high yield securities (which are expected to earn approximately 5% to 9% in the long-term). In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities) and, to a lesser extent, impact our equity exposure.
Historically, the pension plan with the most significant pension plan assets was the PRA. The assumed rate of return for determining 2018 net periodic benefit cost for the PRA was 5.50%. In addition, the 2018 rate of return assumption for the PRA was based on an asset allocation of approximately 70% in corporate and government bonds (which are expected to earn approximately 3% to 5% in the long-term) and approximately 30% in equity securities (which are expected to earn approximately 6% to 8% in the long-term).
Similar assessments were performed in determining rates of return on other non-U.S. defined benefit pension plan assets, to arrive at our weighted-average assumed rate of return of 5.20% for determining 2018 net cost for all non-US defined benefit pension plan assets.
Plan Assets
Our U.S. and non-U.S. funded defined benefit pension plans target and weighted-average asset allocations at December 31, 2018 and 2017, by asset category were as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S. Pension Plan			Non-U.S. Pension Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year-End		Target	at Year-End
Asset Category	2019	2018	2017	2019	2018	2017
Equity securities	30%	30%	30%	15%	16%	18%
Debt securities	70	70	70	80	79	77
Other	—	—	—	5	5	6
Total	100%	100%	100%	100%	100%	100%
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2018 :

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$8.4	$8.4
International equity	—	6.3	6.3
Emerging markets	—	1.8	1.8
	—	16.5	16.5
Fixed Income Securities:
Corporate bonds	—	32.2	32.2
Government securities	—	13.3	13.3
	—	45.5	45.5
Cash	.7		.7
Total	$.7	$62.0	$62.7

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$25.8	$—	$25.8
International equity	—	72.5	—	72.5
	—	98.3	—	98.3
Fixed Income Securities:
Corporate bonds	—	212.7	—	212.7
Government securities	—	201.7	—	201.7
Other	—	70.1	—	70.1
	—	484.5	—	484.5
Other
Cash	35.1	—	—	35.1
Derivatives	—	(4.1)	—	(4.1)
Real estate	—	—	2.0	2.0
Other	—	—	—	—
	35.1	(4.1)	2.0	33.0
Total	$35.1	$578.7	$2.0	$615.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2017:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$7.4	$7.4
International equity	—	9.7	9.7
Emerging markets	—	2.0	2.0
	—	19.1	19.1
Fixed Income Securities:
Corporate bonds	—	31.8	31.8
Government securities	—	12.2	12.2
	—	44.0	44.0
Cash	—	—	—
Total(3)	$—	$63.1	$63.1

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$33.9	$—	$33.9
International equity	—	91.1	—	91.1
	—	125.0	—	125.0
Fixed Income Securities:
Corporate bonds	—	223.9	—	223.9
Government securities	—	236.0	—	236.0
Other	—	79.9	—	79.9
	—	539.8	—	539.8
Other:
Cash	29.3	—	—	29.3
Derivatives	—	34.1	—	34.1
Real estate	—	—	.9	.9
Other	—	—	.6	.6
	29.3	9.8	1.5	40.6
Total	$29.3	$674.6	$1.5	$705.4
A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance at January 1, 2017	$1.5
Actual return on plan assets held	(.1)
Foreign currency changes	.1

Balance at December 31, 2017	1.5
Purchases and sales net	(.7)
Actual return on plan assets held	1.4
Foreign currency changes	(.2)

Balance at December 31, 2018	$2.0
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
Cash flows
We expect to make contributions related to continuing operations in the range of $5 to $10 to our U.S. defined benefit pension and postretirement plans and in the range of $10 to $15 to our non-U.S. defined benefit pension and postretirement plans during 2019.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2019	$12.6	$41.1	$53.7	$4.5
2020	21.4	40.4	61.8	2.4
2021	5.5	41.2	46.7	2.3
2022	4.6	52.6	57.2	2.2
2023	4.0	54.8	58.8	2.1
2024-2028	15.8	280.7	296.5	8.7
Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits and continuation of health care benefits to eligible former employees. The accrued cost for such postemployment benefits was $9.2 and $9.7 at December 31, 2018 and 2017, respectively, and was included in employee benefit plans in our Consolidated Balance Sheets.
Supplemental Retirement Programs
In the U.S., in addition to qualified retirement plans (i.e., the PSA and the PRA), we also maintain unfunded non-qualified plans. We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100%

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of incentive compensation bonuses, and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three permitted investment alternatives. Expense associated with the DCP was $.1 in 2018, $1.4 in 2017 and $1.0 in 2016. The benefit obligation under the DCP was $16.4 at December 31, 2018 and $21.0 at December 31, 2017 and was included in other liabilities and accrued compensation in our Consolidated Balance Sheets.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. ("BRP") under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified defined benefit retirement plan, which is subject to IRS limitations on covered compensation. The SERP has not been offered to new employees in the last eight years, and the BRP is closed to employees hired on or after January 1, 2015 in conjunction with the closure of the PRA. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $2.1 in 2018, $3.0 in 2017 and $3.9 in 2016. The benefit obligation under these programs was $9.3 at December 31, 2018 and $12.3 at December 31, 2017 and was included in employee benefit plans and accrued compensation in our Consolidated Balance Sheets.
We also maintain a Supplemental Life Plan ("SLIP") under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers. The SLIP has not been offered to new officers in over eight years.
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2018	2017
Corporate-owned life insurance policies	$35.8	$36.0
Cash and cash equivalents	1.2	1.1
Total	$37.0	$37.1
The assets are recorded at fair market value, except for investments in corporate-owned life insurance policies which are recorded at their cash surrender values as of each balance sheet date, which is a proxy of fair value. Changes in the cash surrender value during the period are recorded as a gain or loss within SG&A expenses in our Consolidated Statements of Operations.
NOTE 15. Segment Information
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
We determine segment profit by deducting the related costs and expenses from segment revenue. In order to ensure comparability between periods, segment profit includes an allocation of global marketing expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing, costs to implement ("CTI") restructuring initiatives (see Note 17, Restructuring Initiatives), a loss contingency related to a non-U.S. pension plan (see Note 14, Employee Benefit Plans), certain significant asset impairment charges (see Note 20, Goodwill), and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Other operating segments and business activities include the business results for Venezuela, as it was deconsolidated effective March 31, 2016, as well as markets that have been exited. Effective in the first quarter of 2017, given that we exited Thailand during 2016, the results of Thailand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in Asia Pacific. Effective in the first quarter of 2018, given that we have exited Australia and New Zealand during 2018, the results of Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in Asia Pacific. Other operating segments and business activities also include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue	2018	2017	2016
Europe, Middle East & Africa	$2,093.8	$2,126.5	$2,138.2
South Latin America (2)	2,146.9	2,222.4	2,145.9
North Latin America	809.3	811.8	829.9
Asia Pacific	470.8	471.9	494.0
Total segment revenue	5,520.8	5,632.6	5,608.0
Other operating segments and business activities	50.5	83.0	109.7
Total revenue	$5,571.3	$5,715.6	$5,717.7

Operating Profit	2018	2017	2016
Segment Profit
Europe, Middle East & Africa	$267.5	$329.6	$322.8
South Latin America (2)	314.6	195.7	201.1
North Latin America	70.4	83.4	116.1
Asia Pacific	42.0	50.8	62.5
Total segment profit (2)	694.5	659.5	702.5
Other operating segments and business activities	3.6	2.5	4.1
Unallocated global expenses	(282.4)	(302.3)	(332.6)
CTI restructuring initiatives	(180.5)	(60.2)	(77.4)
Loss contingency	—	(18.2)	—
Legal settlement(1)	—	—	27.2
Operating profit (2)	$235.2	$281.3	$323.8

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

(2) Includes the impact of the Brazil IPI tax release, which was recorded in net sales and other (income) expense, net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements (See Note 19, Contingencies for further information).

Total Assets	2018	2017	2016
Europe, Middle East & Africa	$1,048.8	$1,190.5	$949.3
South Latin America	1,001.0	1,273.6	1,306.3
North Latin America	329.7	335.8	344.4
Asia Pacific	272.0	278.2	291.8
Total from reportable segments	2,651.5	3,078.1	2,891.8
Total from discontinued operations	—	—	1.3
Other operating segments	5.4	18.9	6.5
Global	353.1	600.9	519.3
Total assets	$3,010.0	$3,697.9	$3,418.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Expenditures	2018	2017	2016
Europe, Middle East & Africa	$37.0	$29.4	$18.8
South Latin America	27.5	35.4	39.2
North Latin America	9.1	12.9	11.7
Asia Pacific	2.9	2.3	4.3
Total from reportable segments	76.5	80.0	74.0
Other operating segments	—	—	0.2
Global	18.4	17.3	18.8
Total capital expenditures	$94.9	$97.3	$93.0

Depreciation and Amortization	2018	2017	2016
Europe, Middle East & Africa	$27.3	$29.9	$28.2
South Latin America	30.1	34.3	30.9
North Latin America	14.2	13.6	13.1
Asia Pacific	8.3	8.9	10.4
Total from reportable segments	79.9	86.7	82.6
Other operating segments	.3	.4	1.3
Global	27.5	26.9	30.0
Total depreciation and amortization	$107.7	$114.0	$113.9
Total Revenue by Major Country
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

	2018	2017	2016
Brazil	$1,262.8	$1,263.8	$1,220.4
All other	4,308.5	4,451.8	4,497.3
Total	$5,571.3	$5,715.6	$5,717.7
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

	2018	2017	2016
Brazil	$283.2	$396.9	$400.9
U.S.	152.6	174.4	196.1
All other	458.0	554.3	559.9
Total	$893.7	$1,125.6	$1,156.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Leases and Commitments
Minimum rental commitments under noncancelable operating leases, primarily for equipment and office facilities at December 31, 2018, are included in the following table under leases. Purchase obligations include commitments to purchase paper, inventory and other services.

Year	Leases	Purchase Obligations
2019	$56.4	$345.6
2020	42.0	186.4
2021	35.3	87.5
2022	31.1	37.1
2023	22.4	7.9
Later years	46.9	5.9
Sublease rental income	(103.8)	N/A
Total	$130.3	$670.4
Rent expense was $61.7 in 2018, $66.2 in 2017 and $75.0 in 2016. Plant construction, expansion and modernization projects with an estimated cost to complete of $31.8 were in progress at December 31, 2018.
NOTE 17. Restructuring Initiatives
Transformation Plan and Open Up Avon
Transformation Plan
In January 2016, we initiated a transformation plan (the "Transformation Plan"), in order to enable us to achieve our long-term goals of mid-single-digit constant-dollar ("Constant $") revenue growth and low double-digit operating margin. The Transformation Plan included three pillars: invest in growth, reduce costs in an effort to continue to improve our cost structure and improve our financial resilience. Under this plan, we had targeted pre-tax annualized cost savings of approximately $350 after three years, which we exceeded through restructuring actions, as well as other cost-savings strategies that did not result in restructuring charges. As part of the Transformation Plan, we identified certain actions, that we believe will reduce ongoing costs, primarily consisting of global headcount reductions relating to operating model changes, as well as the closure of Australia, New Zealand and Thailand, which were smaller, under-performing markets.
As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $205.4 before taxes, of which $38.0 was recorded during the twelve months ended December 31, 2018, in our Consolidated Statements of Operations. There are no further restructuring actions to be taken associated with our Transformation Plan, as beginning in the third quarter of 2018, all new restructuring actions approved will operate under our new Open Up Avon plan described below.
Open Up Avon
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). As one element of this plan, we are targeting pre-tax annualized cost savings of approximately $400 by 2021, to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and an aggregate 18% reduction in global workforce. The structural reset of inventory processes includes a 15% reduction in inventory levels and 25% reduction in Stock Keeping Units (SKUs). The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 million recognized at December 31, 2018. As a result of Open Up Avon restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $143.2 before taxes, which was recorded during the year ended December 31, 2018, in our Consolidated Statements of Operations.
Restructuring Charges - 2018
During the year ended December 31, 2018, we recorded costs to implement of $181.2, of which $38.0 related to the Transformation Plan and $143.2 related to Open Up Avon, in our Consolidated Statements of Operations. The costs consisted of the following:

•	net charges of $43.3 for employee-related costs, including severance benefits;

•	implementation costs of $30.9 primarily related to professional service fees;

•	accelerated depreciation of $5.2;

•	asset impairment of $4.0, primarily related to manufacturing equipment;

•	inventory write-off of $89.8;

•	foreign currency translation adjustment charges of $.7;

•	dual running costs of $4.1; and

•	contract termination and other costs of $3.2.
Of the total costs to implement during the year ended December 31, 2018, $89.7 was recorded in SG&A expenses and $91.5 was recorded in cost of sales.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	contract termination and other net charges of $27.3, associated with vacating our previous corporate headquarters, including the impairment of fixed assets;

•	implementation costs of $4.1 primarily related to professional service fees;

•	accelerated depreciation of $1.9; and

•	inventory write-off of $.6 primarily associated with the closure of the Australia and New Zealand markets.
Of the total costs to implement during the year ended December 31, 2017, $60.2 was recorded in SG&A expenses and $.6 was recorded in cost of sales.
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
Of the total costs to implement during the year ended December 31, 2016, $83.3 was recorded in SG&A expenses and $.4 was recorded in cost of sales.
The tables below include restructuring costs such as employee-related costs, inventory write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees and accelerated depreciation.

The liability balance for the restructuring actions, primarily associated with our Transformation Plan, at December 31, 2018 is as follows:

	Employee-Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
2016 charges	$73.4	$0.4	$2.7	$8.7	$85.2
Balance at December 31, 2016	$48.6	$—	$—	$2.8	$51.4
2017 charges	$31.9	$.6	$—	$—	$32.5
Adjustments	(5.0)	—	—	27.3	22.3
Cash payments	(34.8)	—	—	(8.1)	(42.9)
Non-cash write-offs	—	(.6)	—	(14.0)	(14.6)
Foreign exchange	.5	—	—	—	.5
Balance at December 31, 2017	$41.2	$—	$—	$8.0	$49.2
2018 charges	$29.5	$1.4	$0.7	$5.5	$37.1
Adjustments	(12.6)	—	—	(3.4)	(16.0)
Cash payments	(21.3)	—	—	(6.3)	(27.6)
Non-cash write-offs	—	(1.4)	(0.7)	—	(2.1)
Foreign exchange	(2.4)	—	—	(.2)	(2.6)
Balance at December 31, 2018	$34.4	$—	$—	$3.6	$38.0
The liability balance for the restructuring actions, primarily associated with Open Up Avon, at December 31, 2018 is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee-Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2017	$—	$—	$—	$—	$—
2018 charges	$26.4	$88.5	$—	$0.8	$115.7
Adjustments	—	—	—	—	—
Cash payments	(6.8)	—	—	0.3	(6.5)
Non-cash write-offs	—	(88.5)	—	—	(88.5)
Foreign exchange	—	—	—	—	—
Balance at December 31, 2018	$19.6	$—	$—	$1.1	$20.7
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2019.
The following table presents the restructuring charges incurred to date, under the Transformation Plan and Open Up Avon, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Transformation Plan
Charges incurred to-date	$128.0	$2.2	$40.7	$3.4	$174.3
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$128.0	$2.2	$40.7	$3.4	$174.3

Open Up Avon
Charges incurred to-date	$26.3	$88.5	$2.3	$—	$117.1
Estimated charges to be incurred on approved initiatives	—	—	.5	—	.5
Total expected charges on approved initiatives	$26.3	$88.5	$2.8	$—	$117.6
The charges, net of adjustments, of initiatives under the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
Transformation Plan
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	9.1	16.8	74.4
2017	.9	5.6	(.6)	(.5)	49.4	54.8
2018	5.0	4.1	.6	.6	13.4	23.7
Charges incurred to-date	36.8	22.9	4.4	9.2	101.0	174.3
Estimated charges to be incurred on approved initiatives	—	—	—	—	—	—
Total expected charges on approved initiatives	$36.8	$22.9	$4.4	$9.2	$101.0	$174.3

Open Up Avon
2018	32.2	36.4	27.9	14.4	6.2	117.1
Charges incurred to-date	32.2	36.4	27.9	14.4	6.2	117.1
Estimated charges to be incurred on approved initiatives	—	—	—	—	.5	.5
Total expected charges on approved initiatives	$32.2	$36.4	$27.9	$14.4	$6.7	$117.6
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
Other Restructuring Initiatives
During 2018, 2017 and 2016, we recorded net benefits of $.7, $.4 and $5.5, respectively, primarily in SG&A expenses, in our Consolidated Statements of Operations, associated with the restructuring programs launched in 2005 and 2009 and the restructuring initiative launched in 2012 (the "Other Restructuring Initiatives"), each of which are substantially complete. The net benefit in 2016 primarily consisted of a net gain of $3.7 due to the sale of a distribution center in the U.S. The liability balance associated with the Other Restructuring Initiatives is not material at December 31, 2018.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Series C Convertible Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435 pursuant to an Investment Agreement, dated as of December 17, 2015, between the Company and Cerberus Investor. In connection with the issuance of the series C preferred stock, the Company incurred direct and incremental expenses of $8.7, comprised of financial advisory fees and legal expenses, which reduced the carrying value of the series C preferred stock. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $65.8 as of December 31, 2018. There were no dividends declared in the years ended December 31, 2018 and 2017.
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
Conversion Features. series C preferred stock is convertible at the option of the holders at any time into shares of the Company’s common stock at an initial conversion price of $5.00 per share, subject to certain anti-dilution adjustments. Prior to receipt of applicable shareholder approval, shares of series C preferred stock are not convertible into more than 19.99% of the number of shares of common stock outstanding immediately prior to the issuance of the series C preferred stock, subject to certain anti-dilution adjustments. As of December 31, 2018, series C preferred stock was convertible into 87,051,524 shares of common stock. If at any time the volume weighted average price of the common stock exceeds $10.00 per share (subject to certain anti-dilution adjustments) for a period of 30 consecutive trading days, the Company may cause all of the series C preferred stock to be converted into shares of common stock based on the then applicable conversion price.
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
NOTE 19. Contingencies
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
These matters are being vigorously contested. In January 2013, we filed a protest seeking a first administrative level review with respect to the 2012 IPI assessment. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. The 2012 IPI assessment totals approximately $306, including penalties and accrued interest. On April 18, 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $63 (including associated penalty and interest), subject to Federal Revenue appeal. The remaining $243 of the assessment was upheld at the second administrative level. On April 20, 2018, we appealed this decision in the third administrative level.
On October 3, 2017, Avon Brazil received a new tax assessment notice regarding IPI for 2014. The 2017 IPI assessment totals approximately $236, including penalties and accrued interest. In line with the other assessments received in the past, the Brazilian tax authorities assert that the structure adopted in 2005 has no valid business purpose and that Avon Brazil did not observe minimum pricing rules to define the taxable basis of excise tax. On April 2, 2018, Avon was notified of an unfavorable decision at the first administrative level. On April 27, 2018, we filed an appeal in the second administrative level.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary for us to provide security to pursue further appeals in the judicial levels, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded, however, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. At December 31, 2018, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil was no longer required to remit the taxes associated with IPI into a judicial deposit. On June 12, 2018, we received a decision authorizing Avon to withdraw the amount held as a judicial deposit, substituting it by letter of guarantee, which was presented. On June 29, 2018, the tax authorities presented an appeal against that decision. On July 30, 2018, the funds were received in our bank account. As of September 30, 2018, due in part to judicial decisions across the industry and other developments, we concluded, supported by the opinion of legal counsel, that the Executive Decree is unconstitutional. We therefore assessed the IPI tax under ASC 450, Contingencies and determined that the risk of loss during ongoing judicial reviews was reasonably possible but not probable. Accordingly, we released the associated liability as of September 30, 2018 of approximately $195 and have ceased accruing the IPI taxes from October 1, 2018. The liability had been classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheet, and the release was recorded in net sales and other (income) expense, in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company's Consolidated Income Statements and Consolidated Statements of Cash Flows as Avon Brazil would have to remit the reasonably possible amount of $220 to the taxing authorities (including the judicial deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase. A favorable judicial ruling to our

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

objection of this IPI tax would have an adverse effect on the Company's Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounts to approximately $73 at December 31, 2018. This reserve will be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of codefendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. We believe that the claims against us are without merit. We are defending vigorously against these claims and will continue to do so. To date, there have been no findings of liability against the Company in any of these cases but we are unable to predict the ultimate outcome of each case and an adverse outcome, individually or in the aggregate, could be material. Additional similar cases arising out of the use of the Company's talc products are reasonably anticipated. At this time, we are unable to estimate our reasonably possible losses, if any. Also, in light of the inherent litigation uncertainties, potential costs to litigate these cases are not known, but they may be significant, though some costs will be covered by insurance.
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at December 31, 2018 is approximately $11 and, accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the United States District Court for the Southern District of New York against the Company and certain present and former officers of the Company.  The complaint is brought on behalf of a purported class consisting of all purchasers of Avon common stock between August 2, 2016 and August 2, 2017, inclusive.  The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for representatives in Brazil.  In light of the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2018, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Goodwill
Goodwill

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Gross balance at December 31, 2017	$27.3	$72.7	$85.0	$185.0
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2017	$20.4	$72.7	$2.6	$95.7

Changes during the period ended December 31, 2018:
Divestitures	$—	$—	$—	$—
Impairment	—	—	—	—
Foreign exchange	(2.4)	(5.9)	—	(8.3)

Gross balance at December 31, 2018	$24.9	$66.8	$85.0	$176.7
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2018	$18.0	$66.8	$2.6	$87.4
NOTE 21. Supplemental Balance Sheet Information
At December 31, 2018 and 2017, prepaid expenses and other included the following:

Components of Prepaid expenses and other	2018	2017
Prepaid taxes and tax refunds receivable	$145.0	$111.6
Receivables other than trade	69.2	67.2
Prepaid brochure costs, paper and other literature	14.9	64.8
Other	42.9	52.8
Prepaid expenses and other	$272.0	$296.4
At December 31, 2018 and 2017, other assets included the following:

Components of Other assets	2018	2017
Deferred tax assets (Note 10)	$212.6	$203.8
Capitalized software (Note 1)	89.3	85.2
Judicial deposits other than Brazil IPI tax (see below)	74.1	82.2
Net overfunded pension plans (Note 14)	88.1	82.0
Long-term receivables	73.2	75.6
Judicial deposit for Brazil IPI tax on cosmetics (Note 19)	—	73.8
Trust assets associated with supplemental benefit plans (Note 14)	37.0	37.1
Tooling (plates and molds associated with our beauty products)	12.6	12.5
Investment in New Avon (Note 4)	—	—
Other	16.1	14.0
Other assets	$603.0	$666.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. Results of Operations by Quarter (Unaudited)

2018	First	Second	Third	Fourth	Year
Total revenue	$1,393.5	$1,351.9	$1,424.2	$1,401.7	$5,571.3
Gross profit	813.8	812.2	885.8	695.5	3,207.3
Operating profit(1)	44.9	53.0	186.9	(49.6)	235.2
Income (Loss) from continuing operations, before taxes	10.4	(0.3)	182.1	(84.1)	108.1
(Loss) income from continuing operations, net of tax(2)	(21.1)	(37.0)	113.8	(77.5)	(21.8)
Net loss attributable to noncontrolling interests	.8	.9	.7	(.1)	2.3
Net (loss) income attributable to Avon	$(20.3)	$(36.1)	$114.5	$(77.6)	$(19.5)

(Loss) earnings per common share from continuing operations
Basic	$(.06)	$(.09)	$.21	$(.19)	$(.10)	(3)
Diluted	(.06)	(.09)	.21	(.19)	(.10)	(3)

2017	First	Second	Third	Fourth	Year
Total revenue	$1,333.1	$1,395.9	$1,417.8	$1,568.8	$5,715.6
Gross profit	816.0	870.9	867.8	957.6	3,512.3
Operating profit(1)	29.8	32.7	87.3	131.5	281.3
(Loss) income from continuing operations, before taxes	(6.7)	(12.2)	48.0	91.6	120.7
(Loss) income from continuing operations, net of tax(3)	(36.5)	(45.8)	11.9	90.4	20.0
Net (income) loss attributable to noncontrolling interests	—	.3	.6	1.1	2.0
Net (loss) income attributable to Avon	$(36.5)	$(45.5)	$12.5	$91.5	$22.0

(Loss) earnings per common share from continuing operations
Basic	$(.10)	$(.12)	$.01	$.17	$—	(4)
Diluted	(.10)	(.12)	.01	.17	—	(4)
(1) Operating profit (loss) was impacted by the following:

2018	First	Second	Third	Fourth	Year
Brazil IPI tax release	$—	$—	$(168.4)	$—	$(168.4)
Costs to implement restructuring initiatives:
Cost of sales	0.6	0.5	(0.1)	90.5	91.5
SG&A expenses	10.3	23.2	19.9	35.6	89.0
Total costs to implement restructuring initiatives	$10.9	$23.7	$19.8	$126.1	$180.5

2017	First	Second	Third	Fourth	Year
Costs to implement restructuring initiatives:
Cost of sales	$(.1)	$—	$—	$.7	$.6
SG&A expenses	10.1	20.3	6.2	23.0	59.6
Total costs to implement restructuring initiatives	$10.0	$20.3	$6.2	$23.7	$60.2
Loss contingency	$—	$18.2	$—	$—	$18.2
In addition to the items impacting operating profit (loss) above:

(2)
(Loss) income from continuing operations, net of tax during 2018 was impacted by one-time tax reserves of approximately $18 associated with our uncertain tax positions, and an expense of approximately $3 associated with the ownership transfer of certain operational assets within the consolidated group.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations were made independently.
See Note 17, Restructuring Initiatives, "Results Of Operations - Consolidated" within MD&A on pages 35 through 43, Note 15, Segment Information, "Venezuela Discussion" within MD&A on pages 42 through 43, Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 14, Employee Benefit Plans, Note 19, Contingencies, Note 8, Debt and Other Financing and Note 10, Income Taxes, for more information on these items.
NOTE 23. Subsequent Events
Global headcount reduction
In January 2019, we announced significant advancements in our Open Up Avon strategy, including a structural reset of inventory processes and an aggregate 18% reduction in global workforce. The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018 (refer to Note 17, Restructuring Initiatives, for additional information regarding the structural reset of inventory). The global workforce will be reduced in 2019 by approximately 10% to align with ongoing operating model changes and to create a leaner organization that is better aligned with Avon’s current and future business focus. This reduction is incremental to an 8% reduction of the global workforce that was completed in 2018. We expect to incur a restructuring charge of approximately $100 in 2019 relating to the global workforce reduction, which wasn't approved by the Board of Directors until January 2019.
Revolving credit facility
In February 2019, Avon International Capital p.l.c. ("AIC"), a wholly-owned foreign subsidiary of the Company, entered into a three-year €200.0 senior secured revolving credit facility (the “2019 facility”).
The 2019 facility may be used for working capital and general corporate purposes. The 2019 facility replaced the 2015 facility. All obligations of AIC under the 2019 facility are unconditionally guaranteed by the Company, AIO and each other material United States or English restricted subsidiary of the Company (collectively, the “Obligors”), in each case, subject to certain exceptions. The obligations of the Obligors are secured by first priority liens on and security interests in substantially all of the assets of the Obligors, in each case, subject to certain exceptions.
The 2019 facility will terminate in February 2022; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes, if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full. The 2019 facility contains affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios).
Divestitures
China Manufacturing
In February 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd., of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total purchase price of $71.0 million. Net cash proceeds (pre-tax) will be $47.0 after the required repayment by the Company of certain outstanding intercompany loans of $23.3 and after deducting cash on hand in Avon Manufacturing (Guangzhou), Ltd. of $.7.
Rye Office
In February 2019, we signed an agreement to sell the Rye office. This transaction is expected to close by the end of the second quarter of 2019.
Malaysia Maximin
In February 2019, we signed an agreement to sell the legal entity Maximin Corporation Sdn Bhd, which owns the Malaysia office and warehouse. This transaction is expected to close by the end of the first quarter of 2019.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2018, 2017 and 2016

			Additions
(In millions) Description	Balance at Beginning of Period		Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2018
Allowance for doubtful accounts receivable	$129.3		$162.4		$—	$(198.7)	(1)	$93.0
Refund liability	9.3	(3)	—		172.3	(169.3)	(2)	12.3
Allowance for inventory obsolescence	61.3		113.5	(4)	—	55.2	(5)	230.0
Deferred tax asset valuation allowance	3,217.6		39.9		—	—		3,257.5
2017
Allowance for doubtful accounts receivable	$122.9		$221.9		$—	$(215.5)	(1)	$129.3
Allowance for sales returns	8.2		—		197.9	(196.8)	(2)	9.3	(3)
Allowance for inventory obsolescence	58.4		36.7		—	(33.8)	(5)	61.3
Deferred tax asset valuation allowance	3,296.0		(78.4)	(6)	—	—		3,217.6
2016
Allowance for doubtful accounts receivable	$77.6		$190.5		$—	$(145.2)	(1)	$122.9
Allowance for sales returns	9.1		—		186.9	(187.8)	(2)	8.2
Allowance for inventory obsolescence	71.3		36.5		—	(49.4)	(5)	58.4
Deferred tax asset valuation allowance	2,090.1		1,205.9	(7)	—	—		3,296.0

(1)	Accounts written off, net of recoveries and foreign currency translation adjustment.

(2)	Returned product reused or destroyed and foreign currency translation adjustment.

(3)
Due to the adoption of ASC 606, Revenue from Contracts with Customers, as of January 1, 2018, the allowance for sales returns was reclassified from a reduction of accounts receivable to a refund liability (within other accrued liabilities).

(4)
Includes a one-off inventory obsolescence expense of $88 recognized at December 31, 2018 relating to the structural reset of inventory (refer to Note 17, Restructuring Initiatives, for additional information regarding the structural reset of inventory).

(5)	Obsolete inventory destroyed and foreign currency translation adjustment.

(6)
Decrease in valuation allowance primarily related to a partial release of the U.S. valuation allowance as a result of the enactment of the Tax Cuts and Jobs Act in the U.S. and the impact of a business model change related to the move of the Company's headquarters from the U.S. to the UK.

(7)	Increase in valuation allowance primarily for deferred tax assets that are not more likely than not to be realized in the future.