Form 10-Q
period 2019-03-31
AVON PRODUCTS INC
filed 2019-05-03
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.25 per share	AVP	NYSE
The number of shares of Common Stock (par value $0.25) outstanding at March 31, 2019 was 443,221,115.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2019	March 31, 2018
Net sales	$1,116.2	$1,309.6
Other revenue	70.7	83.9
Total revenue	1,186.9	1,393.5
Costs, expenses and other:
Cost of sales	517.0	579.7
Selling, general and administrative expenses	673.8	768.9
Operating (loss) profit	(3.9)	44.9

Interest expense	33.2	36.2
Loss on extinguishment of debt and credit facilities	2.0	—
Interest income	(1.7)	(4.2)
Other (income) expense, net	(22.6)	2.5
Gain on sale of business	(10.3)	—
Total other expenses	0.6	34.5

(Loss) income from continuing operations, before income taxes	(4.5)	10.4
Income taxes	(19.5)	(31.5)
Loss from continuing operations, net of tax	(24.0)	(21.1)
Loss from discontinued operations, net of tax	(9.5)	—
Net loss	(33.5)	(21.1)
Net loss attributable to noncontrolling interests	0.8	0.8
Net loss attributable to Avon	$(32.7)	$(20.3)

Loss per share
Basic
Basic from continuing operations	$(0.07)	$(0.06)
Basic from discontinued operations	(0.02)	—
Basic attributable to Avon	$(0.09)	$(0.06)

Diluted
Diluted from continuing operations	$(0.07)	$(0.06)
Diluted from discontinued operations	(0.02)	—
Diluted attributable to Avon	$(0.09)	$(0.06)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Net loss	$(33.5)	$(21.1)
Other comprehensive income:
Foreign currency translation adjustments	(2.7)	(4.2)
Unrealized (losses) gains on revaluation of long-term intercompany balances, net of taxes of $0.0 and $0.0	(0.6)	36.9
Change in unrealized gains/losses on cash flow hedges, net of taxes of $0.0 and $0.0	(1.9)	—
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	1.3	2.9
Total other comprehensive (loss) income, net of income taxes	(3.9)	35.6
Comprehensive (loss) income	(37.4)	14.5
Less: comprehensive loss attributable to noncontrolling interests	(0.6)	(0.6)
Comprehensive (loss) income attributable to Avon	$(36.8)	$15.1
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 (Audited) and March 31, 2019 (Unaudited)

(In millions)	March 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$406.4	$532.7
Restricted cash	17.0	—
Accounts receivable, net	340.9	349.7
Inventories	532.3	542.0
Prepaid expenses and other	255.2	272.0
Assets held for sale	15.7	65.6
Total current assets	$1,567.5	1,762.0
Property, plant and equipment, at cost	1,200.5	1,207.8
Less accumulated depreciation	(657.3)	(650.2)
Property, plant and equipment, net	543.2	557.6
Right-of-use assets	180.3	—
Goodwill	88.6	87.4
Deferred tax asset	204.2	212.6
Other assets	413.7	390.4
Total assets	$2,997.5	$3,010.0
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$425.4	$12.0
Accounts payable	706.0	816.5
Accrued compensation	103.9	85.5
Other accrued liabilities	425.2	451.3
Sales taxes and taxes other than income	94.1	103.9
Income taxes	11.0	15.9
Held for sale liabilities	.1	11.4
Current liabilities of discontinued operations	9.5	—
Total current liabilities	1,775.2	1,496.5
Long-term debt	1,196.4	1,581.6
Long-term operating lease liability	150.4	—
Employee benefit plans	128.2	128.3
Long-term income taxes	135.3	136.2
Other liabilities	55.2	72.1
Total liabilities	3,440.7	3,414.7

Series C convertible preferred stock	498.3	492.1

Shareholders’ Deficit
Common stock	190.6	190.3
Additional paid-in capital	2,302.1	2,303.6
Retained earnings	2,195.4	2,234.3
Accumulated other comprehensive loss	(1,034.4)	(1,030.4)
Treasury stock, at cost	(4,602.3)	(4,602.3)
Total Avon shareholders’ deficit	(948.6)	(904.5)
Noncontrolling interests	7.1	7.7
Total shareholders’ deficit	(941.5)	(896.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$2,997.5	$3,010.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net loss	$(33.5)	$(21.1)
Loss from discontinued operations, net of tax	(9.5)	—
Loss from continuing operations, net of tax	(24.0)	(21.1)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20.6	20.8
Amortization	6.6	7.1
Provision for doubtful accounts	29.9	43.1
Provision for obsolescence	6.7	9.7
Share-based compensation	(0.5)	3.8
Foreign exchange (losses) gains	(19.2)	4.6
Deferred income taxes	8.2	1.8
Other	(8.6)	3.2
Changes in assets and liabilities:
Accounts receivable	(24.3)	(4.4)
Inventories	4.8	(58.4)
Prepaid expenses and other	38.4	0.1
Accounts payable and accrued liabilities	(164.2)	(106.3)
Income and other taxes	(12.0)	(0.9)
Noncurrent assets and liabilities	(5.1)	0.6
Net cash used by operating activities of continuing operations	(142.7)	(96.3)
Cash Flows from Investing Activities
Capital expenditures	(21.2)	(27.8)
Disposal of assets	0.4	0.8
Net proceeds from sale of business	46.4	—
Net cash provided (used) by investing activities of continuing operations	25.6	(27.0)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	27.2	3.6
Repurchase of common stock	—	(2.7)
Other financing activities	(9.2)	(0.5)
Net cash provided by financing activities of continuing operations	18.0	0.4
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(6.3)	13.9
Net decrease in cash and cash equivalents, and restricted cash	(105.4)	(109.0)
Cash and cash equivalents, and restricted cash at beginning of year(1)	536.4	881.5
Cash and cash equivalents, and restricted cash at end of period (2)	$431.0	$772.5

The accompanying notes are an integral part of these statements.

(1)	Includes cash and cash equivalents of $3.7 classified as Held for sale assets in our Consolidated Balance Sheets at the end of the year in 2018

(2)	Includes restricted cash related to the sale of Avon Manufacturing (Guangzhou), Ltd. at March 31, 2019

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2018	761.8	$190.3	$2,303.6	$2,234.3	$(1,030.4)	319.4	$(4,602.3)	$7.7	$(896.8)
Net loss	—	—	—	(32.7)	—	—	—	(0.8)	(33.5)
Other comprehensive loss	—	—	—		(4.0)	—	—	0.1	(3.9)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.2)	—	—	—	—	(6.2)
Exercise/ vesting/ expense of share-based compensation	1.3	0.3	(1.5)	—	—	—	—	—	(1.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—	—	—	—	0.1	0.1
Balances at March 31, 2019	763.1	$190.6	$2,302.1	$2,195.4	$(1,034.4)	319.4	$(4,602.3)	$7.1	$(941.5)

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2017	758.7	$189.7	$2,291.2	$2,320.3	$(926.2)	318.4	$(4,600.0)	$10.3	$(714.7)
Net loss	—	—	—	(20.3)	—	—	—	(0.8)	(21.1)
Revenue Recognition Cumulative catch up	—	—	—	(41.1)	—	—	—	—	(41.1)
Other comprehensive income	—	—	—		35.2			0.4	35.6
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.0)	—	—	—	—	(6.0)
Exercise/ vesting/ expense of share-based compensation	2.2	0.6	2.5	(0.4)	—	(0.1)	0.9	—	3.6
Repurchase of common stock	—	—	—	—	—	0.9	(2.7)	—	(2.7)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—		—	—	(0.2)	(0.2)
Balances at March 31, 2018	760.9	$190.3	$2,293.7	$2,252.5	$(891.0)	319.2	$(4,601.8)	$9.7	$(746.6)

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2018 Annual Report on Form 10-K ("2018 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim Consolidated Financial Statements in conjunction with our Consolidated Financial Statements contained in our 2018 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
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
Argentina Currency
During the quarter ended June 30, 2018, based on published official exchange rates which indicated that Argentina's three-year cumulative inflation rate had exceeded 100%, we concluded that Argentina had become a highly inflationary economy. From July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary. As such, the functional currency for Argentina has changed to the U.S. dollar, which is the consolidated group's reporting currency. When an entity operates in a highly inflationary economy, exchange gains and losses associated with monetary assets and liabilities resulting from changes in the exchange rate are recorded in income. Nonmonetary assets and liabilities, which include inventories, property, plant and equipment and contract liabilities, are carried forward at their historical dollar cost, which was calculated using the exchange rate at June 30, 2018.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which requires all assets and liabilities arising from leases to be recognized in our Consolidated Balance Sheets. We adopted this new accounting guidance effective January 1, 2019.
In July 2018, the FASB added an optional transition method which we elected upon adoption of the new standard. This allowed us to recognize and measure leases existing at January 1, 2019 without restating comparative information. In addition, we elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification.
We determine if an arrangement is a lease at the lease commencement date. In addition to our lease agreements, we review all material new vendor arrangements for potential embedded lease obligations. The asset balance related to operating and finance leases is presented within right-of-use (ROU) asset and property, plant and equipment, respectively, on our Consolidated Balance Sheet. The short-term liability balance related to operating and finance leases is presented within other accrued liabilities on our Consolidated Balance Sheets. The long-term liability balance is presented within long-term operating lease liability and long-term debt on our Consolidated Balance Sheets for operating and finance leases, respectively.
The lease liability is recognized based on the present value of the remaining fixed or in-substance fixed lease payments discounted using our incremental borrowing rates. We use a specific incremental borrowing rate for our material leases, which is determined based on the geography and term of the lease. These rates are determined based on inputs provided by external banks and updated periodically. The lease liability includes the exercise of a purchase option only if we are reasonably certain to exercise as of the commencement date of the lease. The residual value guarantee amount is only included in the lease liability

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

calculation to the extent payment is probable to the lessor as of the commencement of the lease. The ROU asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by Avon and excluding any lease incentives received from the Lessor.

Variable lease payments are payments to the lessor not included in the lease liability calculation. We define variable lease payments as payments made by Avon to the lessor for the right to use a leased asset that vary because of changes in facts or circumstances (such as changes in an index rate, volume, usage, etc.) occurring after the lease commencement date, other than predetermined contractual changes due to the passage of time (for example, predetermined rent increase amounts that are set out in the contract). Variable lease payments or charges are accounted for as incurred.
The lease term for purposes of lease accounting may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option as of the commencement date of the lease. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. For finance leases, the Company amortizes the ROU asset on a straight-line basis and records interest expense on the lease liability created at lease commencement over the lease term.
We account for our lease and non-lease components as a single component for most of our asset classes, and therefore both are included in the calculation of lease liability recognized on the Consolidated Balance Sheets. However, for certain lease asset classes related to identified embedded leases we account for the lease and non-lease components separately, and therefore, the non-lease component is not included in the lease liability.

Leases with an initial term of twelve months or less are not recorded on the balance sheet; we recognize lease expense for these leases over their lease term. See Note 9, Leases, for further details.
Other Accounting Standards Implemented
ASU 2018-02, Income Statement - Reporting Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the 2017 enactment of U.S. tax reform legislation (the "Act") on items within accumulated other comprehensive income (loss) to retained earnings. We adopted this new accounting guidance effective January 1, 2019 and elected not to reclassify the disproportionate income tax effects of the Act from accumulated other comprehensive income (loss) to retained earnings.
Accounting Standards to be Implemented
ASU 2016-13, Financial Instruments - Credit Losses
In January 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. We intend to adopt this new accounting guidance effective January 1, 2020. We are currently assessing the impact on our consolidated financial statements.
2. LOSS PER SHARE AND SHARE REPURCHASES
We compute loss per share ("EPS") using the two-class method, which is a loss allocation formula that determines loss per share for common stock, and loss allocated to convertible preferred stock and participating securities, as appropriate. The earnings allocated to convertible preferred stock are the larger of 1) the preferred dividends accrued in the period or 2) the percentage of earnings from continuing operations allocable to the preferred stock as if they had been converted to common stock. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents to the extent any dividends are declared and paid on our common stock. We compute basic EPS by dividing net income (loss) allocated to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
(Shares in millions)	2019	2018
Numerator from continuing operations:
Loss from continuing operations, less amounts attributable to noncontrolling interests	$(23.2)	$(20.3)
Less: Loss allocated to participating securities	(.2)	(.2)
Less: Cumulative dividends on preferred stock	6.3	5.9
Loss from continuing operations allocated to common shareholders	(29.3)	(26.0)
Numerator from discontinued operations:
Loss from discontinued operations	$(9.5)	$—
Less: Loss allocated to participating securities	(.1)	—
Loss allocated to common shareholders	(9.4)	—
Numerator attributable to Avon:
Net loss attributable to Avon	$(32.7)	$(20.3)
Less: Loss allocated to participating securities	(.3)	(.2)
Less: Cumulative dividends on preferred stock	6.3	5.9
Loss allocated to common shareholders	(38.7)	(26.0)
Denominator:
Basic EPS weighted-average shares outstanding	442.2	440.9
Diluted effect of assumed conversion of stock options	—	—
Diluted effect of assumed conversion of preferred stock	—	—
Diluted EPS adjusted weighted-average shares outstanding	442.2	440.9
Loss per Common Share from continuing operations:
Basic	$(.07)	$(.06)
Diluted	(.07)	(.06)
Loss per Common Share from discontinued operations:
Basic	$(.02)	$—
Diluted	(.02)	—
Loss per Common Share attributable to Avon:
Basic	$(.09)	$(.06)
Diluted	(.09)	(.06)

Amounts in the table above may not necessarily sum due to rounding.
During the three months ended March 31, 2019 and 2018, we did not include stock options to purchase 17.2 million and 15.3 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a net loss and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation.
For the three months ended March 31, 2019 and 2018, respectively, it is more dilutive to assume the series C convertible preferred stock is not converted into common stock; therefore, the weighted-average shares outstanding were not adjusted by the as-if converted series C convertible preferred stock because the effect would be anti-dilutive. The inclusion of the series C convertible preferred stock would decrease the net loss per share for the three months ended March 31, 2019 and 2018. If the as-if converted series C convertible preferred stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three months ended March 31, 2019 and 2018. See Note 6, Related Party Transactions.
We did not purchase any shares of Avon common stock during the first three months of 2019, as compared to approximately .9 million shares of Avon common stock for $2.7 during the first three months of 2018, through acquisition of stock from employees in connection with tax payments upon the vesting of restricted stock units and performance restricted stock units.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

3. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE AND DIVESTITURES

Discontinued Operations
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus Capital Management, L.P. ("Cerberus"). The agreements include an investment agreement providing for a $435.0 investment by Cleveland Apple Investor L.P. ("Cerberus Investor") (an affiliate of Cerberus) in the Company through the purchase of perpetual convertible preferred stock (see Note 6, Related Party Transactions) and a separation and investment agreement providing for the separation of the Company's North America business, which represented the Company's operations in the United States, Canada and Puerto Rico, from the Company into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by Cerberus NA Investor LLC (an affiliate of Cerberus). These transactions closed on March 1, 2016.
The Company incurred costs during the three months ended March 31, 2019 following the resolution of certain contingent liabilities related to its ownership and operation of the North America business prior to its separation into New Avon. These costs are reported as discontinued operations related to New Avon.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

Three Months Ended March 31, 2019
Selling, general and administrative expenses	9.5
Operating loss	(9.5)
Loss from discontinued operations, net of tax	(9.5)

There were no amounts recorded in discontinued operations for the three months ended March 31, 2018. See Note 21, Subsequent Events, for additional information relating to New Avon.

Assets and Liabilities Held for Sale
The major classes of assets and liabilities comprising Held for sale assets and Held for sale liabilities on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 are shown in the following table.

	March 31, 2019
	Rye Office	Malaysia Maximin	Total
Current Held for sale assets
Property, Plant & Equipment (net)	$12.5	$3.1	$15.6
Other assets	—	.1	.1
	$12.5	$3.2	$15.7

Current Held for sale liabilities
Other liabilities	$—	$.1	$.1
	$—	$.1	$.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	December 31, 2018
	Avon Manufacturing (Guangzhou)	Rye Office	Malaysia Maximin	Total
Current held for sale assets
Inventories	$8.7	$—	$—	$8.7
Property, Plant & Equipment (net)	36.7	12.3	3.0	52.0
Cash and cash equivalents	3.7	—	—	3.7
Other assets	1.1	—	.1	1.2
	$50.2	$12.3	$3.1	$65.6

Current held for sale liabilities
Accounts payable	8.6	—	—	8.6
Other liabilities	2.6	—	.2	2.8
	$11.2	$—	$.2	$11.4

Refer to Divestitures section below for sale of Avon Manufacturing (Guangzhou).
Rye Office
In February 2019, we signed an agreement to sell the Rye office. As negotiations progressed, we refined the calculation for the held for sale assets which gave rise to an additional $0.2 in assets.
The due diligence process has been ongoing during the first quarter of 2019 and we expect this transaction to close during the second quarter of 2019.
Malaysia Maximin
In February 2019, we signed an agreement to sell Malaysia Maximin. The Company is finalizing certain due diligence items and expects this transaction to close during the second quarter of 2019.

Divestitures - China manufacturing
On February 15, 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd., of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total purchase price of $71.0, less expenses of approximately $1.1; the purchase price included $23.5 relating to outstanding intercompany loans payable to Avon Manufacturing (Guangzhou), Ltd. from other Avon subsidiaries. As of March 31, 2019, the Company had received the gross cash proceeds of $71.0 (which included $24.6 of restricted cash, refer to Note 4, Restricted Cash) but had not yet settled the loans of $23.5. The net cash proceeds of $46.4, net of loan amounts, are presented as investing activities in the Consolidated Statement of Cash Flows. The proceeds to cover settlement of the loans are presented within debt, net as financing activities in the Consolidated Statement of Cash Flows. The loans were subsequently settled in April 2019. Further, $15.8 of the restricted cash balance of $24.6 was transferred from escrow into the Company's bank account in April 2019.
In the first quarter of 2019, we recorded a gain on sale of $10.3 before tax, which is reported separately in the Consolidated Statements of Operations, and $8.2 after tax, representing the difference between the proceeds, including the settlement of the intercompany loans, and the carrying value of Avon Manufacturing (Guangzhou), Ltd. on the date of sale.
Refer to Note 4, Restricted Cash, for the reporting of the proceeds related to this sale.

4. RESTRICTED CASH

Restricted cash is related to the sale of Avon Manufacturing (Guangzhou), Ltd. as described in Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures.

Restricted cash is subject to legal restrictions imposed by the Equity Purchase Agreement between TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd., Avon Asia Holdings Company and Avon Products (China) Co., Ltd related to the sale of Avon Manufacturing (Guangzhou), Ltd. These deposits are not available for general use by the Company. However, $15.8 of the restricted cash balance of $24.6 was transferred from escrow into the Company's bank accounts in April 2019.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows for the three month period ended March 31, 2019.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$406.4	$532.7
Restricted Cash(1)	17.0	—
Long-term restricted cash(2)	7.6	—
Held for sale cash and cash equivalents	—	3.7
Cash and cash equivalents, and restricted cash at end of period per the statement of cash flows	$431.0	$536.4
(1) $15.8 of the $17.0 was transferred from escrow into the Company's bank accounts in April 2019. The remainder is expected to be transferred into the Company's bank accounts during the second quarter of 2019.
(2) Long-term restricted cash is presented in other assets in our Consolidated Balance Sheets.

5. INVESTMENT IN NEW AVON
In connection with the separation of the Company's North America business, which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus.
Our recorded investment balance in New Avon at March 31, 2019 and December 31, 2018 was zero. See Note 21, Subsequent Events, for additional information relating to New Avon.
6. RELATED PARTY TRANSACTIONS
The following tables present the related party transactions with New Avon, affiliates of Cerberus and the Instituto Avon in Brazil. There are no other related party transactions. New Avon is majority-owned and managed by Cerberus. See Note 5, Investment in New Avon for further details.

	Three Months Ended March 31,
	2019	2018
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$4.8	$5.9
Gross profit from sale of product to New Avon(1)	$.1	$.4

Cost of sales for purchases from New Avon(2)	$.6	$.5

Selling, general and administrative expenses related to New Avon:
Transition services, intellectual property, technical support and innovation and subleases(3)	$—	$(3.2)
Project management team(4)	$1.4	.5
Net reduction of selling, general and administrative expenses	$1.4	$(2.7)

Interest income from Instituto Avon(5)	$—	$—

	March 31, 2019	December 31, 2018
Balance Sheet Data
Inventories(6)	$.3	$.3
Receivables due from New Avon(7)	$4.3	$7.0
Receivables due from Instituto Avon(5)	$3.2	$3.2
Payables due to New Avon(8)	$1.0	$.2
Payables due to an affiliate of Cerberus(9)	$.6	$.6

(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement noted above. The Company purchased $.8 and $.6 from New Avon associated with this agreement during the three months ended March 31, 2019 and 2018, respectively, and recorded $.6 and $.5 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the three months ended March 31, 2019 and 2018, respectively.
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
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the implementation of the Company’s strategic initiatives. The Company recorded $1.4 and $.5 in selling, general and administrative expenses associated with these agreements during the three months ended March 31, 2019 and 2018, respectively. See Note 15, Restructuring Initiatives for additional information related to the Company's strategic initiatives.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

(5) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, R$12 million (Brazilian real) for an unsecured 5-year term at a fixed interest rate of 7% per annum, to be paid back in 5 equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with the board and executive team comprised of Avon Brazil management. The purpose of the loan is to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment.
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
(8) The payables due to New Avon relate to the manufacturing and supply agreement and were classified within other accrued liabilities in our Consolidated Balance Sheets.
(9) The payables due to an affiliate of Cerberus relate to the agreement for the project management team, and were classified within other accrued liabilities in our Consolidated Balance Sheets.
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of March 31, 2019, the Company has a liability of $.8 for the estimated value of such standby letters of credit.
Series C Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $72.0 as of March 31, 2019. Series C convertible preferred stock and accrued dividends of $498.3 on the Consolidated Balance Sheet at March 31, 2019 is stated net of $8.7 of costs incurred in connection with the issuance of the Series C convertible preferred stock in 2016. There were no dividends declared in the three months ended March 31, 2019 and 2018.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

7. REVENUE

Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time, when control of a product is transferred to a customer:

	Three Months Ended March 31, 2019
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$139.1	$126.7	$50.3	$33.2	$349.3	$—	$349.3
Fragrance	133.9	98.3	48.0	17.8	298.0	—	298.0
Color	93.9	60.2	21.9	13.2	189.2	—	189.2
Total Beauty	366.9	285.2	120.2	64.2	836.5	—	836.5
Fashion & Home:
Fashion	60.5	38.8	22.1	42.9	164.3	—	164.3
Home	8.5	60.2	40.3	6.4	115.4	—	115.4
Total Fashion & Home	69.0	99.0	62.4	49.3	279.7	—	279.7
Net sales	435.9	384.2	182.6	113.5	1,116.2	—	1,116.2
Representative fees	22.5	29.5	10.1	1.8	63.9	—	63.9
Other	.3	1.0	—	—	1.3	5.5	6.8
Other revenue	22.8	30.5	10.1	1.8	65.2	5.5	70.7
Total revenue	$458.7	$414.7	$192.7	$115.3	$1,181.4	$5.5	$1,186.9

	Three months ended March 31, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$169.2	$141.8	$46.7	$31.4	$389.1	$4.7	$393.8
Fragrance	163.2	118.6	53.6	18.6	354.0	2.2	356.2
Color	120.8	80.9	20.9	13.1	235.7	3.3	239.0
Total Beauty	453.2	341.3	121.2	63.1	978.8	10.2	989.0
Fashion & Home:
Fashion	79.8	46.5	22.6	39.7	188.6	1.9	190.5
Home	9.3	71.9	41.2	7.0	129.4	.7	130.1
Total Fashion & Home	89.1	118.4	63.8	46.7	318.0	2.6	320.6
Net sales	542.3	459.7	185.0	109.8	1,296.8	12.8	1,309.6
Representative fees	25.9	36.4	10.6	1.6	74.5	1.4	75.9
Other	.2	1.0	—	—	1.2	6.8	8.0
Other revenue	26.1	37.4	10.6	1.6	75.7	8.2	83.9
Total revenue	$568.4	$497.1	$195.6	$111.4	$1,372.5	$21.0	$1,393.5

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
The following table provides information about receivables and contract liabilities from contracts with customers at March 31, 2019 and December 31, 2018:

	2019		2018
	31 March	1 January	31 March	1 January
Accounts receivable, net of allowances of $79, $93, $128 and $139	$340.9	$349.7	$429.0	$457.2
Contract liabilities	$58.3	83.5	$75.5	$91.8

At January 1, 2019 and March 31, 2019 we had a contract liability of $83.5 and $58.3, respectively, relating to certain material rights (loyalty points, status program and prospective discounts). During the three months ended March 31, 2019, we recognized $52.1 of revenue related to the contract liability balance at January 1, 2019, as the result of performance obligations satisfied. In addition, we deferred an additional $26.1 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at March 31, 2019 as compared with December 31, 2018.
At January 1, 2018 and March 31, 2018 we had a contract liability of $91.8 and $75.5, respectively. During the three months ended March 31, 2018, we recognized $66.0 of revenue related to the contract liability balance at January 1, 2018, as the result of performance obligations satisfied. In addition, we deferred an additional $47.9 related to certain material rights granted during the quarter, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all was recognized in 2018.
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
8. INVENTORIES

Components of Inventories	March 31, 2019	December 31, 2018
Raw materials	$143.4	$157.8
Finished goods	388.9	384.2
Total	$532.3	$542.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

9. LEASES

We have operating and finance leases for corporate and market offices, warehouses, automotive and other equipment. Some of our leases may include options to extend or terminate the lease. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

	Classification	January 1, 2019	March 31, 2019
Assets
Operating right-of-use assets	Right-of-use asset	$187.5	$180.3
Finance right-of-use assets	Property, Plant and Equipment	3.2	3.2
Total right-of-use assets		190.7	183.5

Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$45.4	$43.9
Finance lease liabilities	Other accrued liabilities	1.1	1.2
Total current lease liabilities		46.5	45.1

Noncurrent
Operating lease liabilities	Long-term operating lease liability	$155.9	$150.4
Finance lease liabilities	Long-term debt	1.9	2.0
Total noncurrent lease liabilities		$157.8	$152.4

Total lease liability		$204.3	$197.5

The table below shows the lease income and expenses recorded in the Consolidated Statement of Operations incurred during the three months ended March 31, 2019.

Lease Cost	Classification	Three months ended March 31, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$16.8
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	0.4
Interest on lease liabilities	Interest Expense	0.1
Short-term leases costs	Selling, general and administrative expenses	1.1
Sublease income (2)	Selling, general and administrative expenses	(3.2)
Net lease cost		$15.2
(1) Includes variable lease costs which are immaterial. These are presented in selling, general and administrative expenses in our Consolidated Statements of Operations.
(2) Sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The maturity analysis of the finance and operating lease liabilities is reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted finance and operating lease liabilities as recognized in the March 31, 2019 Consolidated Balance Sheet:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$44.8	$1.1	$45.9
2020	49.6	1.2	50.8
2021	40.4	0.8	41.2
2022	34.7	0.6	35.3
2023	24.6	0.1	24.7
2024	17.7	—	17.7
Thereafter	29.3	—	29.3
Total lease payments	$241.1	$3.8	$244.9
Less: Interest	46.8	0.6	47.4
Present value of lease liabilities	$194.3	$3.2	$197.5

At December 31, 2018 our operating and finance lease obligations by due dates were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$56.4	$1.1	$57.5
2020	42.0	0.6	42.6
2021	35.3	0.4	35.7
2022	31.1	0.2	31.3
2023	22.4	0.1	22.5
Thereafter	46.9	0.1	47.0
Total lease payments(1)	$234.1	$2.5	$236.6

(1) Total lease payments of $236.6 represent undiscounted cash flows and therefore do not reconcile to the total discounted lease liability of $204.3 at January 1, 2019 shown above.

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating and finance lease population. As noted in our lease accounting policy (See Note 1, Accounting Policies), the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.3
Finance leases	3.0
Weighted-average discount rate
Operating leases	8.3%
Finance leases	11.6%

The table below sets out the classification of lease payments in the Consolidated Statement of Cash Flows. The right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the three months ended March 31, 2019.

Other Information	Three Months Ended March 31, 2019
- Operating Cash Flows From Operating Leases	16.4
- Financing Cash Flows From Finance Leases	0.3
Cash Paid For Amounts Included In Measurement of Liabilities	$16.7

Right-of-use Assets Obtained In Exchange For New Finance Liabilities	$0.7
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	$12.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

10. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Service cost	$.5	$.9	$1.0	$1.2	$—	$.1
Interest cost	.6	.6	3.9	4.2	.3	.3
Expected return on plan assets	(.8)	(.8)	(7.9)	(8.4)	—	—
Amortization of prior service credit	—	—	—	—	—	(.1)
Amortization of net actuarial losses	.7	1.3	1.3	1.8	—	—
Settlements/curtailments	—	—	0.1	—	—	—
Net periodic benefit costs(1)	$1.0	$2.0	$(1.6)	$(1.2)	$.3	$.3

(1) Service cost is presented in selling, general and administrative expenses in our Consolidated Statements of Operations. The components of net periodic benefit costs other than service cost are presented in other expense, net in our Consolidated Statements of Operations.
During the three months ended March 31, 2019, we made less than $1 of contributions to the U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2019, we anticipate contributing approximately $5 to $10 and approximately $0 to $5 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
11. CONTINGENCIES
Brazilian Tax Assessments
In December 2012, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received an excise tax (IPI) assessment for the year 2008. The assessment totals approximately $300, including penalties and accrued interest. As in prior IPI cases that have been resolved in Avon’s favor, this assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil Manufacturing did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. On April 18, 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $62 (including associated penalty and interest), subject to Federal Revenue appeal. The remaining $238 of the assessment was upheld at the second administrative level. On April 20, 2018, we appealed this decision in the third administrative level where the matter remains pending resolution.
On October 3, 2017, Avon Brazil Manufacturing received a new tax assessment notice regarding IPI for 2014 on grounds similar to the 2012 assessment. The 2017 IPI assessment totals approximately $232, including penalties and accrued interest. On April 2, 2018, Avon was notified of an unfavorable decision at the first administrative level. On February 25, 2019 this IPI assessment was upheld at the second administrative level and we are waiting for the formal decision.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary for us to provide monetary security to pursue further appeals in the judicial levels, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded, however, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. At March 31, 2019, we have not recognized a liability for the 2012 or 2017 IPI assessments.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Brazil IPI Tax on Cosmetics
Separate from the tax assessments received by Avon Brazil Manufacturing, Avon Cosmeticos LTDA (Avon Brazil) is involved in litigation related to an executive decree issued in May 2015. This decree increased the amount of IPI taxes that are to be remitted by Avon Brazil to the taxing authority on the sales of cosmetic products. Avon Brazil filed an objection to this IPI tax increase on the basis that it is not constitutional. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the tax authorities.
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil was no longer required to remit the taxes associated with IPI into a judicial deposit. On June 12, 2018, we received a decision authorizing Avon to withdraw the amount held as a judicial deposit, substituting it by letter of guarantee, which was presented. On June 29, 2018, the tax authorities presented an appeal against that decision. On July 30, 2018, the funds were received in our bank account. As of September 30, 2018, due in part to recent judicial decisions across the industry and other developments, we concluded, supported by the opinion of legal counsel, that the Executive Decree is unconstitutional. We therefore assessed the IPI tax under ASC 450, Contingencies and determined that the risk of loss is reasonably possible but not probable. Accordingly, we released the associated liability as of September 30, 2018 of approximately $195 and ceased accruing the IPI taxes from October 1, 2018. The liability had been classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheet, and the release was recorded in net sales and other (income) expense, net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements for the quarter ended September 30, 2018.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company's Consolidated Income Statements and Consolidated Statements of Cash Flows as Avon Brazil would have to remit the reasonably possible amount of $227 to the taxing authorities (including the judicial deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
A favorable judicial ruling to our objection of this IPI tax would also have an adverse effect on the Company's Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounts to approximately $73 at March 31, 2019. This reserve will be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2019, there were 118 individual cases pending against the Company. During the three months ended 31 March, 2019, 18 new cases were filed and 8 cases were dismissed, settled, or otherwise resolved. The value of our settlements in this area thus far has not been material, either individually or in the aggregate. Additional similar cases arising out of the use of the Company's talc products are reasonably anticipated.

We believe that the claims asserted against us in these cases are without merit. We are defending vigorously against these claims and will continue to do so. To date, none of the cases filed against the Company have proceeded to trial and there have been no findings of liability against the Company. However, nationwide trial results in similar cases filed against other manufacturers of cosmetic talc products have ranged from outright dismissals to very large jury awards of both compensatory and punitive damages. Given the inherent uncertainties of litigation, we cannot predict any overall trends in the outcome of the cases pending against the Company, and we are only able to make a reasonable estimate for a small number of individual cases that have advanced to the later stages of legal proceedings.  Any accruals currently recorded on the Company’s balance sheet with respect to these individual cases are not material.  Other than these accruals, we are at this time unable to estimate our reasonably possible or probable losses.  However, any adverse outcomes, either in an individual case or in the aggregate, could be material. Future costs to litigate these cases, which we expense as incurred, are not known but may be significant, though some costs will be covered by insurance.
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at March 31, 2019 is approximately $12 and, accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the United States District Court for the Southern District of New York against the Company and certain former officers of the Company.  The complaint is brought on behalf of a purported class consisting of all purchasers of Avon common stock between August 2, 2016 and August 2, 2017, inclusive.  The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange of 1934 (the "Exchange Act") Act based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for Representatives in Brazil.  In light of the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to assess the likelihood of loss or to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2019, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2018	$(936.2)	$0.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)
Other comprehensive loss other than reclassifications	(3.4)	(2.4)	—	—	—	(5.8)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0		0.5				0.5
Amortization of net actuarial loss and prior service cost, net of tax of $.2(1)	—	—	—	1.3	—	1.3
Total reclassifications into earnings	—	0.5	—	1.3	—	1.8
Balance at March 31, 2019	$(939.6)	$(1.4)	$(4.3)	$(92.5)	$3.4	$(1,034.4)

Three Months Ended March 31, 2018	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2017	$(829.6)	$(4.3)	$(95.7)	$3.4	$(926.2)
Other comprehensive income other than reclassifications	32.3	—	—	—	32.3
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.2(1)	—	—	2.9	—	2.9
Total reclassifications into earnings	—	—	2.9	—	2.9
Balance at March 31, 2018	$(797.3)	$(4.3)	$(92.8)	$3.4	$(891.0)

(1) Gross amount reclassified to other expense, net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

A foreign exchange net gain of $2.6 and $5.9 for the three months ended March 31, 2019 and 2018, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.
13. SEGMENT INFORMATION
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of global marketing and digital expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing and digital, costs to implement ("CTI") restructuring initiatives (see Note 15, Restructuring Initiatives), certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
Total Revenue	2019	2018
Europe, Middle East & Africa	$458.7	$568.4
South Latin America	414.7	497.1
North Latin America	192.7	195.6
Asia Pacific	115.3	111.4
Total revenue from reportable segments	1,181.4	1,372.5
Other operating segments and business activities	5.5	21.0
Total revenue	$1,186.9	$1,393.5

	Three Months Ended March 31,
Operating Profit	2019	2018
Segment Profit
Europe, Middle East & Africa	$59.2	$74.4
South Latin America	23.8	27.2
North Latin America	16.5	20.8
Asia Pacific	16.7	10.4
Total profit from reportable segments	$116.2	$132.8
Other operating segments and business activities	.6	2.2
Unallocated global expenses	(63.1)	(79.2)
CTI restructuring initiatives	(53.5)	(10.9)
Other items	(4.1)	—
Operating (loss) profit	$(3.9)	$44.9

Other operating segments and business activities include markets that have been exited. Effective in the first quarter of 2018, given that we exited Australia and New Zealand during 2018, the results of Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment. Other operating segments and business activities also include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

14. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2019 and December 31, 2018, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2019	December 31, 2018
Prepaid taxes and tax refunds receivable	$126.6	$145.0
Receivables other than trade	56.2	69.2
Prepaid brochure costs, paper and other literature	14.4	14.9
Other	58.0	42.9
Prepaid expenses and other	$255.2	$272.0

At March 31, 2019 and December 31, 2018, other assets included the following:

Components of Other Assets	March 31, 2019	December 31, 2018
Net overfunded pension plans	$95.8	$88.1
Capitalized software	88.8	89.3
Judicial deposits	72.2	74.1
Long-term receivables	79.4	73.2
Trust assets associated with supplemental benefit plans	37.4	37.0
Tooling (plates and molds associated with our beauty products)	12.0	12.6
Other	28.1	16.1
Other assets	$413.7	$390.4

15. RESTRUCTURING INITIATIVES
Transformation Plan and Open Up Avon
Open Up Avon
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). As one element of this plan, we are targeting annualized cost savings of approximately $400 by 2021, to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce. The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018. As a result of Open Up Avon restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $188.3 before taxes, of which $45.1 was recorded during the three months ended March 31, 2019, in our Consolidated Statements of Operations.
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
As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $203.4 before taxes, of which a benefit of $2.0 was recorded during the three months ended March 31, 2019, in our Consolidated Statements of Operations. There are no further restructuring actions to be taken associated with our Transformation Plan, as beginning in the third quarter of 2018, all new restructuring actions approved operate under our new Open Up Avon plan described above.
Costs to Implement Restructuring Initiatives - Three Months Ended March 31, 2019 and 2018

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

During the three months ended March 31, 2019, we recorded net costs to implement of $43.2, of which $45.1 related to Open Up Avon, a net benefit of $2 related to the Transformation Plan, and $.1 related to other restructuring initiatives, in our Consolidated Statements of Operations. During the three months ended March 31, 2018, we recorded costs to implement of $10.9 related to the Transformation Plan, in our Consolidated Statements of Operations. The costs during the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019	2018
CTI recorded in operating profit - COGS
Manufacturing asset write-offs	$3.8	$—
Inventory write-off	0.5	0.6
	4.3	0.6

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	35.3	8.3
Implementation costs, primarily related to professional service fees	8.7	1.1
Dual running costs	1.8	—
Contract termination and other net benefits	3.3	0.2
Accelerated depreciation	0.1	0.7
	49.2	10.3

CTI recorded in operating profit	53.5	10.9

CTI recorded in other expenses
Gain on sale of China business (relating mainly to foreign currency translation adjustment gain)	(10.3)	—

Total CTI	$43.2	$10.9

Open Up Avon	$45.1	$—
Transformation Plan	$(2.0)	$10.9
Other	$0.1	$—

The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The liability balance included in other accrued liabilities in our Consolidated Statements of Operations for the restructuring actions associated with Open Up Avon at March 31, 2019 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2018	$19.6	$—	$—	$1.1	$20.7
2019 charges	$37.6	$4.3	$(10.3)	$3.0	34.6
Adjustments	(1.3)	—	—	—	(1.3)
Cash payments	(9.6)	—	—	(0.7)	(10.3)
Non-cash write-offs	—	(4.3)	10.3	—	6.0
Foreign exchange	(.8)	—	—	—	(.8)
Balance at March 31, 2019	$45.5	$—	$—	$3.4	$48.9

The liability balance included in other accrued liabilities in our Consolidated Statements of Operations for the restructuring actions associated with our Transformation Plan as of March 31, 2019 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2018	$34.4	$3.6	$38.0
2019 charges	—	—	—
Adjustments	(1.1)	.2	(.9)
Cash payments	(10.8)	(2.5)	(13.3)
Non-cash write-offs	—	—	—
Foreign exchange	.1	—	.1
Balance at March 31, 2019	$22.6	$1.3	$23.9

The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2019.
The following table presents the restructuring charges incurred to date, under Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Open Up Avon
Charges incurred to-date	$62.7	$92.6	$5.3	$(10.3)	$150.3
Estimated charges to be incurred on approved initiatives	1.0	—	—	—	1.0
Total expected charges on approved initiatives	$63.7	$92.6	$5.3	$(10.3)	$151.3

Transformation Plan
Charges incurred to-date	$126.9	$2.3	$40.9	$3.4	$173.5
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$126.9	$2.3	$40.9	$3.4	$173.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The charges, net of adjustments, of initiatives under the Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
Open Up Avon
2018	$32.2	$36.4	$27.9	$14.4	$6.2	$117.1
First quarter 2019	13.5	12.7	2.9	(3.2)	7.3	33.2
Charges incurred to-date	45.7	49.1	30.8	11.2	13.5	150.3
Estimated charges to be incurred on approved initiatives	.1	—	.4	—	.5	1.0
Total expected charges on approved initiatives	$45.8	$49.1	$31.2	$11.2	$14.0	$151.3

Transformation Plan
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	9.1	16.8	74.4
2017	.9	5.6	(.6)	(.5)	49.4	54.8
2018	5.0	4.1	.6	.6	13.4	23.7
First quarter 2019	(1.1)	—	—	—	.3	(.8)
Charges incurred to-date	35.7	22.9	4.4	9.2	101.3	173.5
Estimated charges to be incurred on approved initiatives	—	—	—	—	—	—
Total expected charges on approved initiatives	$35.7	$22.9	$4.4	$9.2	$101.3	$173.5
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

16. GOODWILL

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Net balance at December 31, 2018	$18.0	$66.8	$2.6	$87.4

Changes during the period ended March 31, 2019:
Foreign exchange	(.3)	1.5	—	1.2
Net balance at March 31, 2019	$17.7	$68.3	$2.6	$88.6

17. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$3.9	$—	$3.9
Foreign exchange forward contracts	$—	$17.1	$17.1
Total	$3.9	$17.1	$21.0
Liabilities:			$—
Foreign exchange forward contracts	$—	$1.9	$1.9
Total	$—	$1.9	$1.9

The assets and liabilities measured at fair value on a recurring basis were immaterial at December 31, 2018.
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2019 and December 31, 2018, respectively, consisted of the following:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$3.9	$3.9	$3.8	$3.8
Debt maturing within one year(1)	(425.4)	(433.4)	(12.0)	(12.0)
Long-term debt(1)	(1,196.4)	(1,207.1)	(1,581.6)	(1,460.2)
Foreign exchange forward contracts	15.2	15.2	(5.1)	(5.1)

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
18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at March 31, 2019:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$—	Accounts payable	$1.6

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$17.1	Accounts payable	$.3
Total derivatives		$17.1		$1.9

The fair value of derivative instruments outstanding was immaterial at December 31, 2018.
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of March 31, 2019, we do not have any interest-rate swap agreements. Approximately 26% and 1% of our debt portfolio, at March 31, 2019 and December 31, 2018, respectively, was exposed to floating interest rates. For the purpose of this calculation, we consider all short-term debt to be exposed to floating interest rates.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which was amortized as a reduction of interest expense until repayment of the underlying debt obligations in June 2018, at which point the remaining unamortized balance was fully released to the Consolidated Statement of Operations. The net impact of the gain amortization was zero for the three months ended March 31, 2019 and $1.3 for the three months ended March 31, 2018. At March 31, 2019, there was no unamortized deferred gain associated with the March 2012 interest-rate swap termination as the underlying debt obligations have been paid.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2019, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $1,236.2 for various currencies, of which $26.8 were designated as cash flow hedges.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three months ended March 31, 2019, we recorded a gain of $25.0 in other expense in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the three months ended March 31, 2018, we recorded a gain of $.9 in other expense, net in our Consolidated Statements of Operations related to other undesignated foreign exchange forward contracts.
During the first quarter of 2019, we discontinued our program to hedge foreign exchange risk relating to forecasted operational transactions. The last of our designated cash flow hedges will expire during the first quarter of 2020. Our designated hedges did not have a material impact on our Consolidated Financial Statements for the three months ended March 31, 2019.
19. DEBT
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the "2015 facility").

In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly-owned foreign subsidiary of the Company, entered into a three-year €200 million senior secured revolving credit facility (the "2019 facility"). As of March 31, 2019 this amounted to $225. The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time. There were no amounts drawn under the 2015 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2019, $2 was recorded for the write-off of unamortized issuance costs related to the 2015 revolving credit facility. As of March 31, 2019, there were no amounts outstanding under the 2019 facility. The 2019 facility will terminate in February 2022; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full. In the first quarter of 2019, the Company capitalized $10 of issue costs relating to the new revolving credit facility; this resulted in a cash outflow presented in other financing activities within the Consolidated Statement of Cash Flows.
As of March 31, 2019, we were in compliance with our interest coverage and total leverage ratios under the 2019 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by an obligor, which, as of March 31, 2019, was approximately $28. As of March 31, 2019, based on then applicable interest rates, the entire amount of the remaining 2019 facility, which is approximately €175 million, could have been drawn down without violating any covenant.
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
The remaining balance of $386.9 of the 4.60% Notes is due in March 2020. Based upon the Company’s cash on hand and restricted cash of $431.0 as of March 31, 2019 and its 2019 forecasted cash flow, the Company believes that it will maintain sufficient liquidity to meet this obligation. In addition, the Company has access to the unused portion of its revolving credit facility of €175 million.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

20. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of March 31, 2019, our annual effective tax rate, excluding discrete items, is 24.3% for 2019, as compared to 26.5% as of March 31, 2018. The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach.
The estimated annual effective tax rate for 2019 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K.-based costs, such as interest on debt and corporate overhead. Withholding taxes are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended March 31, 2019 and 2018 was $19.5 and $31.5, respectively. Our effective tax rates for the three months ended March 31, 2019 and 2018 were (433.3)% and 302.9%, respectively. The effective tax rate in the first quarter of 2019 was also favorably impacted by the accrual of income tax benefits of approximately $3.5 associated with the release of income tax reserves of approximately $3.7 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $0.2. The effective tax rate in the first quarter of 2018 was also unfavorably impacted by one-time income tax reserves of $9.2 associated with our uncertain tax positions net of other miscellaneous income tax benefits of approximately $1.2.
In its final analysis of the impacts of the Tax Cuts and Job Act (the "Act") during the fourth quarter of 2018, the Company elected to treat income taxes associated with Global Intangible Low-Taxed Income ("GILTI"), as a period cost. As a result, the first-quarter 2019 provision for income taxes reflects this treatment. The first-quarter 2018 provision for income taxes has also been calculated treating GILTI as a period cost. For both periods, GILTI did not have a material effect. The Act has significant complexity. The Company has considered the published guidance provided by the various Federal and state regulatory authorities into the calculation of its income tax provisions available as of March 31, 2019 and March 31, 2018 for the respective quarters ended March 31, 2019 and March 31, 2018.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

21. SUBSEQUENT EVENTS
Sale of New Avon
In April 2019, we signed an agreement with LG Household & Health Care Ltd. to sell our 19.9% ownership interest in New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus. Refer to Note 3, Discontinued Operations, Asset and Liabilities Held for Sale and Divestitures, and Note 5, Investment in New Avon, for more information relating to New Avon.
LG Household & Health Care Ltd. will acquire all of the interests of New Avon for $125 in cash, of which Avon will receive $24.9 in cash for our 19.9% share. The closing is expected to occur on September 30, 2019.
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
During the three months ended March 31, 2019, revenue decreased 15% compared to the prior-year period, favorably impacted by foreign exchange. Constant $ revenue decreased 4%.
Revenue and Constant $ revenue decline was primarily driven by Russia, which continued to be impacted by lower consumption in the market as well as a decrease in Representative recruitment incentives and weaker sales leader engagement. Constant $ revenue decline was partially offset by revenue improvements in Asia Pacific, North Latin America and South Latin America, particularly in Argentina.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 9%, which was driven primarily in Brazil and Russia due to lower consumption in both markets, as well as strategic initiatives to focus on Representative productivity over recruitment. The decrease in Active Representatives was partially offset by higher average order. Average order decreased 6% and Constant $ average order increased 5%, driven by effective pricing and the focus on Representative productivity via Representative segmentation and training, as well as offering product bundles to support average order growth across the markets. Average order in Constant $ was also favorably impacted by the Brazil IPI tax accrual in the prior-year period. Units sold decreased 12%, driven by declines in Brazil and Russia.
Ending Representatives decreased by 10%. The decrease in Ending Representatives at March 31, 2019 as compared to the prior-year period was driven by Europe, Middle East and Africa, primarily in Russia, and Brazil.
See "Segment Review" in this management's discussion and analysis of financial condition and results of operations ("MD&A") for additional information related to changes in revenue by segment.
Open Up Avon
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. The commercial elements of the strategy were developed to help increase Representative earnings and thereby retention. Elements of the Representative facing strategy include improvements in service functions, increased training on utilization of digital tools to expand her consumer reach, product bundling and regimens designed to help improve her

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

earnings opportunity and sharper more targeted product innovation to drive brand relevancy. Cost savings under this plan are targeted as annualized cost savings of approximately $400 by 2021, and expected to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce. The structural reset of inventory will result in lower operational and ongoing obsolescence costs. Over the longer term, it will result in a more concentrated focus on high-turn, higher margin products, driving greater earnings for Representatives due to lessened discount pressure and enhanced service levels. The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018. In addition, the global workforce will be reduced in 2019 by approximately 10% to align with ongoing operating model changes and to create a leaner organization that is better aligned with Avon’s current and future business focus. This reduction is incremental to an 8% reduction of the global workforce that was completed in 2018. We expect to incur a restructuring charge of approximately $100 in 2019 relating to the global workforce reduction, which was approved by the Board of Directors in January 2019. We initiated the Open Up Avon strategy to enable us to achieve our goals of low-single-digit Constant $ revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and information technology infrastructure initiatives.
During 2018, we estimate that we achieved total cost savings of $40 attributable to Open Up Avon, primarily related to tax and interest, when compared to our costs in 2017. In addition, during the first quarter of 2019, we estimate that we achieved cost savings of $22. These savings included both run-rate savings from Open Up Avon actions in 2018, along with in-year savings from current year initiatives.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $188 before taxes to-date associated with Open Up Avon, which includes $88 relating to the structural reset of inventory. The costs of approximately $188 before taxes incurred to-date associated with Open Up Avon includes $150 of employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and $38 related to professional service fees, dual running costs, accelerated depreciation and gain on sale of business. Of these costs, $45 was recorded during the first quarter of 2019. The additional charges not yet incurred associated with the restructuring actions approved as at March 31, 2019 of $20 to $25 before taxes are expected to be recorded primarily in 2019. At March 31, 2019, we have liabilities of approximately $73 associated with our restructuring actions, primarily associated with Open Up Avon. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2019. For additional details on restructuring initiatives, see Note 15, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
Transformation Plan
In January 2016, we initiated a transformation plan (the "Transformation Plan"), in order to enable us to achieve our long-term goals of mid-single-digit constant-dollar ("Constant $") revenue growth and low double-digit operating margin. There are no further restructuring actions to be taken associated with our Transformation Plan, as beginning in the third quarter of 2018, all new restructuring actions approved operate under our new Open Up Avon plan described above.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with accounting principles generally accepted in the United States ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We also refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and underlying business results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at constant exchange rates, which are updated on an annual basis as part of our

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

budgeting process. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates.
We also present gross margin, SG&A as a percentage of revenue, operating profit, operating margin, income (loss) before taxes, income taxes and effective tax rate on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We also present free cash flow as an additional financial measure for liquidity. We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. See "Reconciliation of Non-GAAP Financial Measures" within "Results of Operations" in this MD&A for this quantitative reconciliation.
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives; 2) transaction fees and 3) one-time tax items that are not associated with recurring, normal operations ("Special tax items").
(1)    CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives.
(2)    Transaction fees of $4.
(3)    The Special tax items includes the impact on the provision for income taxes in the Consolidated Statements of Operations during the first quarter of 2018 due to one-time tax reserves of approximately $9 associated with our uncertain tax positions.
See Note 15, Restructuring Initiatives and Note 20, Income Taxes, to the Consolidated Financial Statements included herein and "Effective Tax Rate" in this MD&A for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2019	2018	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$1,186.9	$1,393.5	(15)%
Cost of sales	517.0	579.7	(11)%
Selling, general and administrative expenses	673.8	768.9	(12)%
Operating (loss) profit	(3.9)	44.9	*
Interest expense	33.2	36.2	(8)%
Interest income	(1.7)	(4.2)	(60)%
Other (income) expense, net	(22.6)	2.5	*
Loss on extinguishment of debt and credit facilities	2.0	—	*
(Loss) income from continuing operations, before income taxes	(4.5)	10.4	*
Loss from continuing operations, net of tax	(24.0)	(21.1)	*
Net loss attributable to Avon	$(32.7)	$(20.3)	*

Diluted loss per share attributable to Avon	$(.09)	$(.06)	*

Advertising expenses(1)	$(16.1)	$(29.1)	(45)%

Reconciliation of Non-GAAP Financial Measures

Gross margin	56.4%	58.4%	(200)
CTI restructuring	0.4	—	—
Adjusted gross margin	56.8%	58.4%	(160)

Selling, general and administrative expenses as a % of total revenue	56.8%	55.2%	160
CTI restructuring	(4.1)	(.8)	(330)
Other items	(.3)	—	(.3)
Adjusted selling, general and administrative expenses as a % of total revenue	52.4%	54.4%	(200)

Operating (loss) profit	$(3.9)	$44.9	*
CTI restructuring	53.5	10.9
Other items	4.1	—
Adjusted operating profit	$53.7	$55.8	(4)%

Operating margin	(.3)%	3.2%	(350)
CTI restructuring	4.5	.8	370
Other items	.3	—	.3
Adjusted operating margin	4.5%	4.0%	50

Change in Constant $ Adjusted operating margin(2)			150

Loss (income) before taxes	$(4.5)	$10.4	*
CTI restructuring	43.2	10.9
Other items	4.1	—
Adjusted income before taxes	$42.8	$21.3	101%

Income taxes	$(19.5)	$(31.5)	(38)%
CTI restructuring	(3.7)	(2.1)
Special tax items	—	9.2
Adjusted income taxes	$(23.2)	$(24.4)	(5)%

Effective tax rate	(433.3)%	302.9%

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2019	2018	%/Basis Point Change
Adjusted effective tax rate	54.2%	114.6%

Net cash (used) by operating activities of continuing operations	$(142.7)	$(96.3)	48%
Net cash provided by investing activities of continuing operations	25.6	(27.0)	*
Free cash flow (used) by continuing operations	$(117.1)	$(123.3)	(5)%

Performance Metrics
Change in Active Representatives			(9)%
Change in units sold			(12)%
Change in Ending Representatives			(10)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are recorded in SG&A.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended March 31, 2019
Revenue
During the three months ended March 31, 2019, revenue decreased 15% compared to the prior-year period, favorably impacted by foreign exchange. Constant $ revenue decreased 4%.
Revenue and Constant $ revenue decline was primarily driven by Russia, which continued to be impacted by lower consumption in the market as well as a decrease in Representative recruitment incentives and weaker sales leader engagement. Constant $ revenue decline was partially offset by revenue improvements in Asia Pacific, North Latin America and South Latin America, particularly in Argentina.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 9%, which was driven primarily in Brazil and Russia due to lower consumption in both markets, as well as strategic initiatives to focus on Representative productivity over recruitment. The decrease in Active Representatives was partially offset by higher average order. Average order decreased 6% and Constant $ average order increased 5%, driven by effective pricing and the focus on Representative productivity via Representative segmentation and training, as well as offering product bundles to support average order growth across the markets. Average order in Constant $ was also favorably impacted by the Brazil IPI tax accrual in the prior-year period. Units sold decreased 12%, driven by declines in Brazil and Russia.
Ending Representatives decreased by 10%. The decrease in Ending Representatives at March 31, 2019 as compared to the prior-year period was driven by Europe, Middle East and Africa, primarily in Russia, and Brazil.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Three Months Ended March 31,		% Change
	2019	2018	US$	Constant $
Beauty:
Skincare	$349.3	$389.1	(10)%	1%
Fragrance	298.0	354.0	(16)	(4)
Color	189.2	235.7	(20)	(9)
Total Beauty	836.5	978.8	(15)	(3)
Fashion & Home:
Fashion	164.3	188.6	(13)	(5)
Home	115.4	129.4	(11)	1
Total Fashion & Home	279.7	318.0	(12)	(2)
Net sales from reportable segments	$1,116.2	$1,296.8	(14)	(3)
Net sales from Other operating segments and business activities	—	12.8	(100)	(100)
Net sales	$1,116.2	$1,309.6	(15)	(4)

See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 350 basis points, and Adjusted operating margin increased 50 basis points, compared to the same period of 2018, as the savings in SG&A more than offset the unfavorable impact of foreign currency on gross margin. The changes in operating margin and Adjusted operating margin include the benefits associated with CTI restructuring initiatives, primarily reductions in headcount, as well as other cost reductions, partially offset by the inflationary impact on costs. The increases in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin decreased 200 basis points, and Adjusted gross margin decreased 160 basis points, compared to the same period of 2018.
Gross margin and Adjusted gross margin were primarily impacted by the following:

•
a decrease of 220 basis points due to the net unfavorable impact of foreign currency transaction losses and foreign currency translation largely due to currency devaluations in Brazil, Argentina and Turkey, partially offset by an increase of 150 basis points due to the favorable net impact of mix and pricing. Mix and pricing improvements were driven by inflationary pricing, lower promotional discounts, more effective incentives and more favorable product mix in most markets; and

•	a decrease of 90 basis points from the higher cost of incentives.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of revenue increased 160 basis points, significantly impacted by higher CTI restructuring, and Adjusted SG&A as a percentage of revenue decreased 200 basis points, compared to the same period of 2018.
Savings in SG&A were recorded across most segments as well as in unallocated global expenses, mostly from lower fixed expenses (benefit of 130 basis points), lower advertising expenses (benefit of 60 basis points) and better bad debt management (benefit of 50 basis points). Lower fixed expenses were driven by lower headcount and employee benefit costs, mostly recorded in unallocated global expenses. We optimized our advertising portfolio by concentrating investments in selected channels and focusing on digital advertising, primarily in Europe, Middle East and Africa, particularly in Russia, and in South Latin America, particularly in Brazil. We have further reduced our bad debt expense, primarily in Brazil, from continued focus on credit control and collections processes.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Other Expenses
Interest expense decreased by approximately $3 and interest income decreased by approximately $2 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $2 comprised the write-off of debt issuance costs related to the 2015 revolving credit facility, which was terminated and replaced with a new revolving credit facility in February 2019. Refer to Note 19, Debt, for more information relating to the termination of the 2015 revolving credit facility.
Other income, net, of $23 increased by approximately $26 compared to other expense, net of $3 in the prior-year period. The approximate $26 benefit was primarily attributable to favorable impact of higher foreign exchange net gains.
Gain on sale of business was the result of the sale of Avon Manufacturing (Guangzhou), Ltd. to TheFaceShop Co., Ltd, which closed in February 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for more information relating to the sale of Avon Manufacturing (Guangzhou), Ltd.
Effective Tax Rate
The effective tax rates and the Adjusted effective tax rates in 2019 and 2018 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates and the Adjusted effective tax rates in 2019 and 2018 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K.-based costs, such as interest on debt and corporate overhead. These factors resulted in unusually high effective tax rates and Adjusted effective tax rates in 2019 and 2018.
Our effective tax rates for the three months ended March 31, 2019 and 2018 were (433.3)% and 302.9%, respectively. The effective tax rates in 2019 and 2018 were impacted by CTI restructuring charges, country mix of earnings and withholding taxes. The effective tax rate in the first quarter of 2019 was also favorably impacted by the accrual of income tax benefits of approximately $3.5 associated with the release of income tax reserves of approximately $3.7 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $.2. The effective tax rate in the first quarter of 2018 was also unfavorably impacted by one-time income tax reserves of $9.2 associated with our uncertain tax positions net of other miscellaneous income tax benefits of approximately $1.2.
Our Adjusted effective tax rates for the three months ended March 31, 2019 and 2018 were 54.2% and 114.6%, respectively. The Adjusted effective tax rates in 2019 and 2018 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate in the first quarter of 2019 was also favorably impacted by the accrual of income tax benefits of approximately $3.5 associated with the release of income tax reserves of approximately $3.7 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $.2. The Adjusted effective tax rate in the first quarter of 2018 was also favorably impacted by other miscellaneous income tax benefits of approximately $1.2.
As of March 31, 2019, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed.
See Note 20, Income Taxes, to the Consolidated Financial Statements included herein for more information on the effective tax rate, and Note 15, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $25, or approximately 170 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an immaterial and unfavorable impact of approximately $15 to operating profit and Adjusted operating profit, respectively, or a favorable impact of approximately 20 basis points and an unfavorable impact of approximately 40 basis points, respectively, to operating margin and Adjusted operating margin; and

•
higher foreign exchange net gains on our working capital (classified within other expense, net in our Consolidated Statements of Operations) as compared to the prior year, resulting in a favorable impact of approximately $20 before tax on both a reported and Adjusted basis.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of global marketing and digital expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing and digital, CTI restructuring initiatives, certain significant asset impairment charges, and other items, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. See Note 13, Segment Information, to the Consolidated Financial Statements included herein for a reconciliation of segment profit to operating profit.
Europe, Middle East & Africa

	Three Months Ended March 31,
			%/Basis Point Change
	2019	2018	US$	Constant $
Total revenue	$458.7	$568.4	(19)%	(9)%
Segment profit	59.2	74.4	(20)%	(8)%

Segment margin	12.9%	13.1%	(20)	20

Change in Active Representatives				(12)%
Change in units sold				(15)%
Change in Ending Representatives				(12)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2019
Total revenue decreased 19% compared to the prior-year period, impacted by the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Russian ruble, Turkish lira and the South African rand. On a Constant $ basis, revenue decreased 9%. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, partially offset by higher average order. The decline in both Active Representatives and Ending Representatives was primarily driven by a decline in Russia.
In Russia, revenue decreased 31%, unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue decreased 19%. Revenue and Constant $ revenue in Russia were negatively impacted by a decrease in Active Representatives. Revenue and Constant $ revenue in Russia continued to be impacted by lower consumption in the market, a decrease in Representative recruitment incentives and weaker sales leader engagement.
In the UK, revenue decreased 16%, unfavorably impacted by foreign exchange. On a Constant $ basis, the UK's revenue decreased 11%. Revenue and Constant $ revenue in the UK were negatively impacted by a decrease in Active Representatives, driven by the continuation of underlying field issues, partially offset by higher average order.
Segment margin decreased 20 basis points, or increased 20 basis points on a Constant $ basis, as the decline of 100 basis points in gross margin was more than offset by a net benefit of 120 basis points from better SG&A control. The gross margin decline of 100 basis was primarily caused by the favorable net impact of mix and pricing not fully offsetting the unfavorable impact of foreign currency net losses (130 basis points benefit compared to a 150 basis points unfavorable impact) and a higher cost of incentives (40 basis points). Savings in SG&A were mainly from lower advertising expense (benefit of 100 basis points), primarily in Russia, following return on investment assessment and higher focus on digital advertising, and reduction of bad debt expense (benefit of 70 basis points) primarily in South Africa, as the year-over-year bad debt expense comparison benefited from stricter credit requirements for the acceptance of new Representatives as compared to the requirements in the prior year. These SG&A savings were partially offset by higher variable distribution cost in most markets (unfavorable impact of 60 basis points), primarily relating to increased flexibility in order processing in the UK, and labor cost increases in Russia.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

South Latin America

	Three Months Ended March 31,
			%/Basis Point Change
	2019	2018	US$	Constant $
Total revenue	$414.7	$497.1	(17)%	1%
Segment profit	23.8	27.2	(13)%	33%

Segment margin	5.7%	5.5%	20	150

Change in Active Representatives				(6)%
Change in units sold				(11)%
Change in Ending Representatives				(7)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2019
Total revenue decreased 17% compared to the prior-year period. The unfavorable impact of foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Argentinian peso, offset the increase in total revenue. On a Constant $ basis, revenue increased 1%. Revenue and Constant $ revenue benefited from higher average order, driven by Brazil and Argentina, partially offset by a decrease in Active Representatives. The decline in both Active Representatives and Ending Representatives was primarily driven by a decline in Brazil.
Revenue in Brazil decreased 17%, unfavorably impacted by foreign exchange, while Brazil's Constant $ revenue decreased 2%. On a Constant $ basis, Brazil’s sales from Beauty products declined 3%, while sales from Fashion & Home products increased 4%. Revenue and Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, which continued to be negatively impacted by competitive pressures against a backdrop of a challenging macroeconomic environment and lower consumption in the market, as well as lower appointments due to the application of strict credit requirements for the acceptance of new Representatives. The decrease in Active Representatives was partially offset by higher average order, which was favorably impacted by the Brazil IPI tax accrual in the prior-year period. For additional details on the IPI tax on cosmetics increase in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Revenue in Argentina declined 27%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 45%. Revenue and Constant $ revenue in Argentina benefited from higher average order, which was impacted by improved revenue growth management including inflationary pricing.
Segment margin increased 20 basis points, or 150 basis points on a Constant $ basis, as the decline of 160 basis points in gross margin was more than offset by a benefit of 310 basis points from better SG&A control. The gross margin decline of 160 basis was primarily caused by pricing not fully offsetting the unfavorable impact of foreign currency net losses (230 basis points benefit compared to a 350 basis points unfavorable impact) and a higher cost of incentives (240 basis points). Savings in SG&A were driven by Brazil, mainly from reduction of bad debt expense due to improved credit control and collections processes (benefit of 160 basis points) and lower advertising expense primarily due to concentrated investment in selected channels (benefit of 90 basis points).

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

North Latin America

	Three Months Ended March 31,
			%/Basis Point Change
	2019	2018	US$	Constant $
Total revenue	$192.7	$195.6	(1)%	1%
Segment profit	16.5	20.8	(21)%	(18)%

Segment margin	8.6%	10.6%	(200)	(200)

Change in Active Representatives				(8)%
Change in units sold				(3)%
Change in Ending Representatives				(12)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2019
North Latin America consists largely of our Mexico business. Total revenue for the segment declined 1% compared to the prior-year period, unfavorably impacted by foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, revenue increased 1%. Revenue and Constant $ revenue benefited from higher average order, partially offset by a decrease in Active Representatives. The decline in Ending Representatives was primarily driven by a decline in Mexico.
Revenue in Mexico was relatively unchanged compared to the prior year period, unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue increased 2%. Constant $ revenue growth in Mexico was primarily due to higher average order, partially offset by a decrease in Active Representatives, both driven by strategic initiatives to focus on Representative productivity via Representative segmentation and training, as well as offering product bundles to support average order growth.
Segment margin decreased 200 basis points on both a reported and Constant $ basis, due to a decline of 130 basis points in gross margin coupled with a decline of 70 basis points from higher SG&A expense. The gross margin decline of 130 basis was primarily caused by the unfavorable impact of foreign currency net losses (unfavorable impact of 230 basis points), partially offset by the favorable contribution of brochures sold (benefit of 70 basis points). Higher SG&A expense was driven by higher bad debt expense (unfavorable impact of 150 basis points), primarily in Mexico. Higher SG&A expense was partially offset by savings from lower box packing variable distribution cost driven by higher Representative productivity (benefit of 30 basis points) and lower representative and sales leader investments linked to the decrease in Active Representatives and investment efficiencies (benefit of 20 basis points).

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Asia Pacific

	Three Months Ended March 31,
			%/Basis Point Change
	2019	2018	US$	Constant $
Total revenue	$115.3	$111.4	3%	7%
Segment profit	16.7	10.4	61%	64%

Segment margin	14.5%	9.3%	520	500

Change in Active Representatives				(12)%
Change in units sold				(1)%
Change in Ending Representatives				(6)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2019
Total revenue increased 3% compared to the prior-year period, due to the unfavorable impact of foreign exchange. On a Constant $ basis, revenue increased 7%. Revenue and Constant $ revenue benefited from higher average order, partially offset by a decrease in Active Representatives, most significantly in the Philippines and Malaysia. The decline in Ending Representatives was primarily driven by a decline in Malaysia. Revenue and Constant $ revenue growth was primarily driven by Philippines.
Revenue in the Philippines increased 10%, including the unfavorable impact of foreign exchange. On a Constant $ basis, revenue in the Philippines increased 12%. Revenue and Constant $ revenue in the Philippines benefited from higher average order, which was primarily due to effective pricing, as well as the impact of inventory system implementation issues in the prior-year period. Higher average order was partially offset by a decrease in Active Representatives, impacted by a change in campaign cycle, which negatively impacted the year-on-year performance metric comparison.
Segment margin increased 520 basis points, or 500 basis points on a Constant $ basis, due to both gross margin increase of 100 basis points and lower SG&A expense of 400 basis points. The gross margin benefit of 100 basis was primarily due to effective pricing increases in all markets. Savings in SG&A were mainly from lower fixed expenses on a higher revenue base (benefit of 220 basis points) and lower sales leader and field investments (benefit of 120 basis points). SG&A also included a one-off benefit following the closure of a 2014 tax audit.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. The Company has a $387 debt maturity obligation due March 2020. Based upon the Company’s cash on hand and restricted cash of $431 as of March 31, 2019 and its 2019 forecasted cash flow, the Company believes that it will maintain sufficient liquidity to meet this obligation. In addition, the Company has access to the unused portion of its revolving credit facility of €175.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of equity and debt may be funded by cash, the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Any issuances of equity (including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded during the past several years, which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings were downgraded during the past several years, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" contained in our 2018 Form 10-K.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 11, Contingencies, to the Consolidated Financial Statements included herein. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 contained in this report.
Cash Flows
Net Cash (Used) Provided by Continuing Operating Activities
Net cash used by continuing operating activities during the first three months of 2019 was approximately $143 as compared to approximately $96 during the first three months of 2018, a decrease of approximately $47. The year-over-year comparison of net cash used by continuing operating activities was unfavorably impacted by an increase in working capital, most significantly from lower accounts payable and accrued liabilities due to the timing of payments, including payments related to CTI restructuring, partially offset by a reduction in inventory associated with our Open Up Avon strategy. The timing of payments was also impacted by a backlog of payables during the fourth quarter of 2018 due to a vendor processing transition.
Net Cash Provided (Used) by Continuing Investing Activities
Net cash provided by continuing investing activities during the first three months of 2019 was approximately $26, as compared to net cash used by continuing investing activities of approximately $27 during the first three months of 2018. The approximate $53 increase to net cash used by continuing investing activities was primarily due to net proceeds from the sale of Avon Manufacturing (Guangzhou), Ltd, which closed during the first quarter of 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for more information relating to the sale of Avon Manufacturing (Guangzhou), Ltd.
Free Cash Flow (Used) by Continuing Operations
We also present free cash flow as an additional financial measure for liquidity, which we believe provides an additional perspective on trends and underlying business results. Free cash flow is the sum of Net Cash (Used) Provided by Continuing Operating Activities and Net Cash Provided (Used) by Continuing Investing Activities, and was a net outflow of $117 and $123, respectively, during the first three months of 2019 and 2018.
Net Cash Provided by Continuing Financing Activities
Net cash provided by continuing financing activities during the first three months of 2019 was approximately $18, as compared to less than a million during the first three months of 2018. The approximate $18 favorable impact to net cash provided by continuing financing activities was primarily due to the portion of the gross proceeds from the sale of Avon Manufacturing (Guangzhou), Ltd that related to intercompany loans totaling $24 between Avon Manufacturing (Guangzhou), Ltd. and other Avon subsidiaries. These loans became third party loans upon the sale of Avon Manufacturing (Guangzhou), Ltd. to TheFaceShop Co., Ltd. The loans were subsequently settled in April 2019. This was partially offset by approximately $10 issue costs relating to the new revolving credit facility entered into in February 2019. Refer to Note 19, Debt, for more information relating to the new revolving credit facility.
Capital Resources
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the "2015 facility").
In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly-owned foreign subsidiary of the Company, entered into a three-year €200.0 million senior secured revolving credit facility (the "2019 facility"). The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time. The 2019 facility will terminate in February 2022; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes(1), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full.
As of March 31, 2019, we were in compliance with our interest coverage and total leverage ratios under the 2019 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by an

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

obligor, which, as of March 31, 2019, was approximately $28. As of March 31, 2019, based on then applicable interest rates, the entire amount of the remaining 2019 facility, which is approximately €175 million, could have been drawn down without violating any covenant. Depending on our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), it is possible that we may be non-compliant with our interest coverage or total leverage ratio absent the Company undertaking other alternatives to avoid noncompliance, such as obtaining additional amendments to the 2019 facility or repurchasing certain debt. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2019 facility and our credit ratings may be downgraded. As of March 31, 2019, there were no amounts outstanding under the 2019 facility.

(1)In March 2013, we issued, in a public offering $500.0 principal amount of 4.60% Notes due March 15, 2020, referred above as the "4.60% Notes"

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of March 31, 2019, we do not have any interest-rate swap agreements. Approximately 26% and 1% of our debt portfolio at March 31, 2019 and December 31, 2018, respectively, was exposed to floating interest rates. For the purpose of this calculation, we consider all short-term debt to be exposed to floating interest rates.
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
Additional information identifying such factors is contained in Item 1A of our 2018 Form 10-K for the year ended December 31, 2018, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2018 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 11, Contingencies, to the Consolidated Financial Statements included herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/19	—	$—	*	*
2/1 - 2/28/19	—	—	*	*
3/1 - 3/31/19	—	—	*	*
Total	—	$—	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

3.1
Restated Certificate of Incorporation of Avon Products, Inc., filed with the Secretary of State of the State of New York on March 18, 2019 (incorporated by reference to Exhibit 3.1 to Avon’s Current Report on Form 8-K filed on March 19, 2019).

10.1	Equity Purchase Agreement, dated as of January 8, 2019, by and among TheFaceShop Co., Ltd., Avon Asia Holdings Company and Avon Products (China) Co., Ltd.

10.2
Multicurrency Revolving Facility Agreement, dated as of February 12, 2019, by and among Avon International Capital p.l.c., as borrower, Avon Products, Inc., the other obligors party thereto from time to time, the lenders party thereto from time to time, Citibank Europe plc, UK Branch, as agent, Citibank, N.A., London Branch, as common security agent, and the other parties party thereto from time to time (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on February 14, 2019).

10.3	Employment Offer Letter and Contract of Employment Agreement effective September 1, 2017 between Avon Cosmetics Limited and Jonathan Myers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	May 3, 2019	/s/ Laura Barbrook
Laura Barbrook
Vice President and Corporate
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.