Form 10-Q
period 2019-06-30
AVON PRODUCTS INC
filed 2019-08-01
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

The number of shares of Common Stock (par value $0.25) outstanding at June 30, 2019 was 443,332,735.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	June 30, 2019	June 30, 2018
Product sales	$1,108.8	$1,268.8
Other revenue	66.0	83.1
Total revenue	1,174.8	1,351.9
Costs, expenses and other:
Cost of sales	(497.5)	(539.7)
Selling, general and administrative expenses	(646.8)	(759.2)
Operating profit	30.5	53.0

Interest expense	(30.7)	(34.5)
Loss on extinguishment of debt and credit facilities	—	(2.9)
Interest income	1.5	3.5
Other income (expense), net	6.8	(19.4)
Gain on sale of business / assets	13.2	—
Total other expenses	(9.2)	(53.3)

Income (loss) from continuing operations, before income taxes	21.3	(.3)
Income taxes	(27.2)	(36.7)
Loss from continuing operations, net of tax	(5.9)	(37.0)
Loss from discontinued operations, net of tax	(13.2)	—
Net loss	(19.1)	(37.0)
Net (income) loss attributable to noncontrolling interests	(.4)	.9
Net loss attributable to Avon	$(19.5)	$(36.1)

Loss per share
Basic
Basic from continuing operations	$(0.03)	$(0.09)
Basic from discontinued operations	(0.03)	—
Basic attributable to Avon	$(0.06)	$(0.09)

Diluted
Diluted from continuing operations	$(0.03)	$(0.09)
Diluted from discontinued operations	(0.03)	—
Diluted attributable to Avon	$(0.06)	$(0.09)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
(In millions, except per share data)	June 30, 2019	June 30, 2018
Product sales	$2,225.0	$2,578.4
Other revenue	136.7	167.0
Total revenue	2,361.7	2,745.4
Costs, expenses and other:
Cost of sales	(1,014.5)	(1,119.4)
Selling, general and administrative expenses	(1,320.6)	(1,528.1)
Operating profit	26.6	97.9

Interest expense	(63.9)	(70.7)
Loss on extinguishment of debt	(2.0)	(2.9)
Interest income	3.2	7.7
Other income (expense), net	29.4	(21.9)
Gain on sale of business / assets	23.5	—
Total other expenses	(9.8)	(87.8)

Income before income taxes	16.8	10.1
Income taxes	(46.7)	(68.2)
Loss from continuing operations, net of tax	(29.9)	(58.1)
Loss from discontinued operations, net of tax	(22.7)	—
Net loss	(52.6)	(58.1)
Net loss attributable to noncontrolling interests	.4	1.7
Net loss attributable to Avon	$(52.2)	$(56.4)

Loss per share
Basic
Basic from continuing operations	$(0.09)	$(0.15)
Basic from discontinued operations	(0.05)	—
Basic attributable to Avon	$(0.14)	$(0.15)

Diluted
Diluted from continuing operations	$(0.09)	$(0.15)
Diluted from discontinued operations	(0.05)	—
Diluted attributable to Avon	$(0.14)	$(0.15)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2019	June 30, 2018
Net loss	$(19.1)	$(37.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	4.1	(45.5)
Unrealized gains (losses) on revaluation of long-term intercompany balances, net of taxes of $0.0	.3	(81.1)
Change in unrealized gains/losses on cash flow hedges, net of taxes of $0.0	(.7)	—
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.1	1.8	2.8
Total other comprehensive income (loss), net of income taxes	5.5	(123.8)
Comprehensive (loss)	(13.6)	(160.8)
Less: comprehensive income (loss) attributable to noncontrolling interests	.3	(1.2)
Comprehensive loss attributable to Avon	$(13.9)	$(159.6)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2019	June 30, 2018
Net loss	$(52.6)	$(58.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.2	(49.8)
Unrealized (losses) on revaluation of long-term intercompany balances, net of taxes of $0.0	(.2)	(44.1)
Change in unrealized gains/losses on cash flow hedges, net of taxes of $0.0	(2.6)	—
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.3 and $0.3	3.1	5.7
Total other comprehensive income (loss), net of income taxes	1.5	(88.2)
Comprehensive loss	(51.1)	(146.3)
Less: comprehensive loss attributable to noncontrolling interests	(.4)	(1.8)
Comprehensive loss attributable to Avon	$(50.7)	$(144.5)

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 (Audited) and June 30, 2019 (Unaudited)

(In millions)	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$421.0	$532.7
Accounts receivable, net	332.8	349.7
Inventories	515.6	542.0
Prepaid expenses and other	264.2	272.0
Assets held for sale	10.1	65.6
Total current assets	1,543.7	1,762.0
Property, plant and equipment, at cost	1,177.8	1,207.8
Less accumulated depreciation	(657.6)	(650.2)
Property, plant and equipment, net	520.2	557.6
Right-of-use assets	174.9	—
Goodwill	89.9	87.4
Deferred tax asset	208.2	212.6
Other assets	434.3	390.4
Total assets	$2,971.2	$3,010.0
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$398.5	$12.0
Accounts payable	682.2	816.5
Accrued compensation	94.1	85.5
Other accrued liabilities	436.1	451.3
Sales taxes and taxes other than income	116.0	103.9
Income taxes	11.7	15.9
Held for sale liabilities	—	11.4
Current liabilities of discontinued operations	18.1	—
Total current liabilities	1,756.7	1,496.5
Long-term debt	1,197.0	1,581.6
Long-term operating lease liability	144.8	—
Employee benefit plans	129.6	128.3
Long-term income taxes	140.9	136.2
Other liabilities	54.8	72.1
Total liabilities	3,423.8	3,414.7

Series C convertible preferred stock	504.7	492.1

Shareholders’ Deficit
Common stock	190.7	190.3
Additional paid-in capital	2,307.5	2,303.6
Retained earnings	2,169.5	2,234.3
Accumulated other comprehensive loss	(1,028.9)	(1,030.4)
Treasury stock, at cost	(4,603.3)	(4,602.3)
Total Avon shareholders’ deficit	(964.5)	(904.5)
Noncontrolling interests	7.2	7.7
Total shareholders’ deficit	(957.3)	(896.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$2,971.2	$3,010.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net loss	$(19.1)	$(37.0)	$(52.6)	$(58.1)
Loss from discontinued operations, net of tax	(13.2)	—	(22.7)	—
Loss from continuing operations, net of tax	(5.9)	(37.0)	(29.9)	(58.1)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15.9	20.8	36.5	41.6
Amortization	6.2	6.7	12.8	13.8
Provision for doubtful accounts	28.8	43.1	58.7	86.2
Provision for obsolescence	9.5	3.6	16.2	13.3
Share-based compensation	5.7	3.7	5.2	7.5
Foreign exchange losses (gains)	11.9	8.9	(7.3)	13.5
Deferred income taxes	(.9)	(2.0)	7.3	(.2)
Impairment loss on assets	13.3	—	13.3	—
Gain on sale of business / assets	(13.2)	—	(23.5)	—
Other	3.5	—	5.2	3.2
Changes in assets and liabilities:
Accounts receivable	(16.6)	(45.6)	(40.9)	(50.0)
Inventories	13.2	(41.3)	18.0	(99.7)
Prepaid expenses and other	(23.2)	1.6	15.2	1.7
Accounts payable and accrued liabilities	(47.1)	29.7	(211.3)	(76.6)
Income and other taxes	19.2	.6	7.2	(.3)
Noncurrent assets and liabilities	(13.2)	(3.2)	(18.3)	(2.6)
Net cash provided (used) by operating activities of continuing operations	7.1	(10.4)	(135.6)	(106.7)
Cash Flows from Investing Activities
Capital expenditures	(11.3)	(20.2)	(32.5)	(48.0)
Disposal of assets	.4	.6	.8	1.4
Net proceeds from sale of business / assets	30.1	—	76.5	—
Other investing activities	—	(3.3)	—	(3.3)
Net cash provided (used) by investing activities of continuing operations	19.2	(22.9)	44.8	(49.9)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	(26.7)	(14.0)	.5	(10.4)
Repayment of debt	(.3)	(238.1)	(.3)	(238.6)
Repurchase of common stock	(1.1)	(.5)	(1.1)	(3.2)
Other financing activities	—	(.1)	(9.2)	(.1)
Net cash used by financing activities of continuing operations	(28.1)	(252.7)	(10.1)	(252.3)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(4.6)	—	(4.6)	—
Net cash used by discontinued operations	(4.6)	—	(4.6)	—
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	4.0	(42.6)	(2.3)	(28.7)
Net decrease in cash and cash equivalents, and restricted cash	(2.4)	(328.6)	(107.8)	(437.6)
Cash and cash equivalents, and restricted cash at beginning of period(1)	431.0	772.5	536.4	881.5
Cash and cash equivalents, and restricted cash at end of period (2)	$428.6	$443.9	$428.6	$443.9

The accompanying notes are an integral part of these statements.

(1)
The balance at the beginning of the six month period ended June 30, 2019 includes cash and cash equivalents of $3.7 classified as Held for sale assets in our Consolidated Balance Sheets at the end of the year in 2018

(2)	Includes restricted cash of $7.6 related to the sale of Avon Manufacturing (Guangzhou), Ltd. at June 30, 2019. Refer to Note 4, Restricted Cash

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2018	761.8	$190.3	$2,303.6	$2,234.3	$(1,030.4)	319.4	$(4,602.3)	$7.7	$(896.8)
Net loss	—	—	—	(32.7)	—	—	—	(.8)	(33.5)
Other comprehensive (loss) income	—	—	—		(4.0)	—	—	.1	(3.9)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.2)	—	—	—	—	(6.2)
Exercise/ vesting/ expense of share-based compensation	1.3	.3	(1.5)	—	—	—	—	—	(1.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—	—	—	—	.1	0.1
Balances at March 31, 2019	763.1	$190.6	$2,302.1	$2,195.4	$(1,034.4)	319.4	$(4,602.3)	$7.1	$(941.5)
Net (loss) income	—	—	—	(19.5)	—	—	—	.4	(19.1)
Other comprehensive income	—	—	—	—	5.5	—	—	—	5.5
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.4)	—	—	—	—	(6.4)
Exercise/ vesting/ expense of share-based compensation	—	—	5.4	—	—	—	—	—	5.4
Repurchase of common stock	.1	.1	—	—	—	.5	(1.0)	—	(1.0)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.1	—	—	—	—	—	—	—	(.3)	(.3)
Balances at June 30, 2019	763.2	$190.7	$2,307.5	$2,169.5	$(1,028.9)	319.9	$(4,603.3)	$7.2	$(957.3)

The accompanying notes are an integral part of these statements.

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2017	758.7	$189.7	$2,291.2	$2,320.3	$(926.2)	318.4	$(4,600.0)	$10.3	$(714.7)
Net loss	—	—	—	(20.3)	—	—	—	(.8)	(21.1)
Revenue Recognition Cumulative catch up	—	—	—	(41.1)	—	—	—	—	(41.1)
Other comprehensive income	—	—	—		35.2			.4	35.6
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.0)	—	—	—	—	(6.0)
Exercise/ vesting/ expense of share-based compensation	2.2	.6	2.5	(.4)	—	(.1)	.9	—	3.6
Repurchase of common stock	—	—	—	—	—	.9	(2.7)	—	(2.7)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—	—	—	—	(.2)	(.2)
Balances at March 31, 2018	760.9	$190.3	$2,293.7	$2,252.5	$(891.0)	319.2	$(4,601.8)	$9.7	$(746.6)
Net loss	—	—	—	(36.1)	—	—	—	(.9)	(37.0)
Other comprehensive loss	—	—	—	—	(123.4)	—	—	(.4)	(123.8)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.0)	—	—	—	—	(6.0)
Exercise/ vesting/ expense of share-based compensation	.8	—	3.8	(.4)	—	—	—	—	3.4
Repurchase of common stock	—	—	—	—	—	.2	(.5)	—	(.5)
Balances at June 30, 2018	761.7	$190.3	$2,297.5	$2,210.0	$(1,014.4)	319.4	$(4,602.3)	$8.4	$(910.5)

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
Accounting Standards Implemented
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
The lease liability is recognized based on the present value of the remaining fixed or in-substance fixed lease payments discounted using our incremental borrowing rates. We use a specific incremental borrowing rate for our material leases, which is determined based on the geography and term of the lease. These rates are determined based on inputs provided by external banks and updated periodically. The lease liability includes the exercise of a purchase option only if we are reasonably certain to exercise as of the commencement date of the lease. The residual value guarantee amount is only included in the lease liability calculation to the extent payment is probable to the lessor as of the commencement of the lease. The ROU asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by Avon and excluding any lease incentives received from the Lessor.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2019	2018	2019	2018
Numerator from continuing operations:
Loss from continuing operations, less amounts attributable to noncontrolling interests	$(6.3)	$(36.1)	$(29.5)	$(56.4)
Less: Loss allocated to participating securities	(.1)	(.4)	(.4)	(.6)
Less: Cumulative dividends on preferred stock	6.3	6.0	12.6	12.0
Loss from continuing operations allocated to common shareholders	(12.5)	(41.7)	(41.7)	(67.8)
Numerator from discontinued operations:
Loss from discontinued operations	$(13.2)	$—	$(22.7)	$—
Less: Loss allocated to participating securities	(.2)	—	(.3)	—
Loss allocated to common shareholders	(13.0)	—	(22.4)	—
Numerator attributable to Avon:
Net loss attributable to Avon	$(19.5)	$(36.1)	$(52.2)	$(56.4)
Less: Loss allocated to participating securities	(.3)	(.4)	(.7)	(.6)
Less: Cumulative dividends on preferred stock	6.3	6.0	12.6	12.0
Loss allocated to common shareholders	(25.5)	(41.7)	(64.1)	(67.8)
Denominator:
Basic EPS weighted-average shares outstanding	442.3	442.2	442.5	441.5
Diluted effect of assumed conversion of stock options	.2	—	.1	—
Diluted effect of assumed conversion of preferred stock	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	442.5	442.2	442.6	441.5
Loss per Common Share from continuing operations:
Basic	$(.03)	$(.09)	$(.09)	$(.15)
Diluted	(.03)	(.09)	(.09)	(.15)
Loss per Common Share from discontinued operations:
Basic	$(.03)	$—	$(.05)	$—
Diluted	(.03)	—	(.05)	—
Loss per Common Share attributable to Avon:
Basic	$(.06)	$(.09)	$(.14)	$(.15)
Diluted	(.06)	(.09)	(.14)	(.15)

Amounts in the table above may not necessarily sum due to rounding.
During the three and six months ended June 30, 2019, we did not include stock options to purchase 19.4 million and 18.8 million shares, respectively, of Avon common stock in the calculation of diluted EPS as we had a net loss and the inclusion of these shares would decrease the net loss per share. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation. During the three and six months ended June 30, 2018, we did not include stock options to purchase 18.5 million shares and 17.4 million shares, respectively, for the same reason.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

For the three and six months ended June 30, 2019 and 2018, respectively, it is more dilutive to assume the series C convertible preferred stock is not converted into common stock; therefore, the weighted-average shares outstanding were not adjusted by the as-if converted series C convertible preferred stock because the effect would be anti-dilutive. The inclusion of the series C convertible preferred stock would decrease the net loss per share for the three months ended June 30, 2019 and 2018. If the as-if converted series C convertible preferred stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three and six months ended June 30, 2019 and 2018. See Note 6, Related Party Transactions.
We purchased approximately .4 million shares of Avon common stock for $1.1 during the first six months of 2019, as compared to approximately 1.1 million shares of Avon common stock for $3.2 during the first six months of 2018, through acquisition of stock from employees in connection with tax payments upon the vesting of restricted stock units and performance restricted stock units.

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
The Company incurred costs during the three and six months ended June 30, 2019 following the resolution of certain contingent liabilities related to its ownership and operation of the North America business prior to its separation into New Avon. These costs are reported as discontinued operations related to New Avon.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Selling, general and administrative expenses	$13.2	$22.7
Operating loss	$(13.2)	$(22.7)
Loss from discontinued operations, net of tax	$(13.2)	$(22.7)

There were no amounts recorded in discontinued operations for the three and six months ended June 30, 2018. See Note 5, Investment in New Avon, for additional information relating to New Avon.

Assets and Liabilities Held for Sale
The major classes of assets and liabilities comprising Held for sale assets and Held for sale liabilities on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 are shown in the following table.

June 30, 2019
Current Held for sale assets
Property, Plant & Equipment (net)	$10.1
$10.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	December 31, 2018
	Avon Manufacturing (Guangzhou)	Rye Office	Malaysia Maximin	Total
Current held for sale assets
Inventories	$8.7	$—	$—	$8.7
Property, Plant & Equipment (net)	36.7	12.3	3.0	52.0
Cash and cash equivalents	3.7	—	—	3.7
Other assets	1.1	—	.1	1.2
	$50.2	$12.3	$3.1	$65.6

Current held for sale liabilities
Accounts payable	$8.6	$—	$—	$8.6
Other liabilities	2.6	—	.2	2.8
	$11.2	$—	$.2	$11.4

During the second quarter of 2019, the Company, in line with the Open Up Avon strategy, identified two properties to be sold which met the held for sale criteria under ASC 360 as of June 30, 2019. The Company expects to close these transactions within the year.
Refer to Divestitures section below for the sale of Avon Manufacturing (Guangzhou), Rye Office and Malaysia Maximin.

Divestitures
Rye Office
On June 26, 2019, we completed the sale of the Rye office for a selling price of $23.2, less expenses of approximately $0.8, resulting in proceeds of $22.4. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows.
In the second quarter of 2019, we recorded a gain on sale of $9.9 before and after tax, which is reported separately in the Consolidated Statements of Operations. The gain recorded represents the difference between the proceeds and the carrying value of the Rye office on the date of sale. During the first quarter of 2019, we refined the calculation for the Held for sale assets which gave rise to an additional $0.2 in assets.
Malaysia Maximin
On May 9, 2019, we completed the sale of all of the equity interests in Maximin Corporation Sdn Bhd ("Malaysia Maximin") for a total purchase price of $7.8. The cash proceeds of $7.6, net of expenses, are presented within investing activities in the Consolidated Statement of Cash Flows.
In the second quarter of 2019, we recorded a gain on sale of $3.3 before tax, which is reported separately in the Consolidated Statements of Operations, and $3.0 after tax. The gain recorded represents the difference between the proceeds and the carrying value of Malaysia Maximin on the date of sale. During the second quarter of 2019, we refined the calculation for the Held for sale assets which gave rise to an additional $1.4 in assets.
China manufacturing
On February 15, 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd., of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total purchase price of $71.0, less expenses of approximately $1.1. The purchase price included $23.5 relating to outstanding intercompany loans payable to Avon Manufacturing (Guangzhou), Ltd. from other Avon subsidiaries, that was presented as financing activities in the Consolidated Statement of Cash Flows when settled in April 2019. The cash proceeds of $46.4, net of loan amounts, are presented as investing activities in the Consolidated Statement of Cash Flows, which includes $7.6 of restricted cash as of June 30, 2019, refer to Note 4, Restricted Cash.
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

Restricted cash is subject to legal restrictions imposed by the Equity Purchase Agreement between TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd., Avon Asia Holdings Company and Avon Products (China) Co., Ltd. related to the sale of Avon Manufacturing (Guangzhou), Ltd. These deposits are not available for general use by the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows for the six month period ended June 30, 2019.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$421.0	$532.7
Long-term restricted cash(1)	7.6	—
Held for sale cash and cash equivalents	—	3.7
Cash and cash equivalents, and restricted cash at end of period per the statement of cash flows	$428.6	$536.4
(1) Long-term restricted cash is presented in other assets in our Consolidated Balance Sheets.

5. INVESTMENT IN NEW AVON
In connection with the separation of the Company's North America business, which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus.
Our recorded investment balance in New Avon at June 30, 2019 and December 31, 2018 was zero.
In April 2019, we signed an agreement with LG Household & Health Care Ltd. to sell our 19.9% ownership interest in New Avon.
LG Household & Health Care Ltd. will acquire all of the interests of New Avon for $125.0 in cash, of which Avon will receive $24.9 in cash for our 19.9% share. The closing is expected to occur during the third quarter of 2019.
In the second quarter of 2019 we incurred costs relating to this transaction of $1.0.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$3.7	$7.1	$8.5	$13.0
Gross profit from sale of product to New Avon(1)	$—	$.4	$.1	$.7

Cost of sales for purchases from New Avon(2)	$.8	$.7	$1.5	$1.2

Selling, general and administrative expenses related to New Avon:
Transition services, intellectual property, technical support and innovation and subleases(3)	$(.1)	$(.5)	$(.2)	$(3.7)
Project management team(4)	2.1	.2	$3.4	$.8
Net reduction of selling, general and administrative expenses	$2.0	$(.3)	$3.2	$(2.9)

Interest income from Instituto Avon(5)	$.1	$—	$.1	$—

	June 30, 2019	December 31, 2018
Balance Sheet Data
Inventories(6)	$.2	$.3
Receivables due from New Avon(7)	$3.0	$7.0
Receivables due from Instituto Avon(5)	$3.3	$3.2
Payables due to New Avon(8)	$1.0	$.2
Payables due to an affiliate of Cerberus(9)	$4.1	$.6

(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement noted above. The Company purchased $.6 and $.5 from New Avon associated with this agreement during the three months ended June 30, 2019 and 2018, respectively, and recorded $.8 and $.7 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the three months ended June 30, 2019 and 2018, respectively. The Company purchased $1.4 and $1.2 from New Avon associated with this agreement during the six months ended June 30, 2019 and 2018, respectively, and recorded $1.5 and $1.2 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the six months ended June 30, 2019 and 2018, respectively.
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
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the implementation of the Company’s strategic initiatives. The Company recorded net cost of $2.1 and $.2 in selling, general and administrative expenses associated with these agreements during the three months ended June 30, 2019 and 2018, respectively, and recorded $3.4 and $.8 in selling, general and administrative expenses associated with these agreements during the six months ended June 30, 2019 and 2018, respectively. See Note 15, Restructuring Initiatives for additional information related to the Company's strategic initiatives.
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
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of June 30, 2019, the Company has a liability of $.8 for the estimated value of such standby letters of credit.
Series C Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $78.0 as of June 30, 2019. Series C convertible preferred stock and accrued dividends of $504.7 on the Consolidated Balance Sheet at June 30, 2019 is stated net of $8.7 of costs incurred in connection with the issuance of the Series C convertible preferred stock in 2016. There were no dividends declared in the six months ended June 30, 2019 and 2018.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

7. REVENUE

Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended June 30, 2019
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$136.6	$130.1	$49.9	$29.3	$345.9	$—	$345.9
Fragrance	123.8	114.5	45.6	19.2	303.1	—	303.1
Color	82.0	66.7	21.2	10.9	180.8	—	180.8
Total Beauty	342.4	311.3	116.7	59.4	829.8	—	829.8
Fashion & Home:
Fashion	55.2	41.3	19.9	39.8	156.2	—	156.2
Home	6.4	62.0	47.0	7.4	122.8	—	122.8
Total Fashion & Home	61.6	103.3	66.9	47.2	279.0	—	279.0
Product sales	404.0	414.6	183.6	106.6	1,108.8	—	1,108.8
Representative fees	21.0	28.8	10.2	1.7	61.7	—	61.7
Other	.1	(.4)	—	.1	(.2)	4.5	4.3
Other revenue	21.1	28.4	10.2	1.8	61.5	4.5	66.0
Total revenue	$425.1	$443.0	$193.8	$108.4	$1,170.3	$4.5	$1,174.8

	Three Months Ended June 30, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$154.4	$143.9	$43.8	$30.3	$372.4	$2.3	$374.7
Fragrance	143.8	131.5	52.4	20.1	347.8	.7	348.5
Color	98.1	80.6	20.8	12.9	212.4	1.4	213.8
Total Beauty	396.3	356.0	117.0	63.3	932.6	4.4	937.0
Fashion & Home:
Fashion	72.9	49.9	22.5	40.7	185.8	1.3	187.1
Home	7.6	72.5	56.6	7.5	144.3	.4	144.7
Total Fashion & Home	80.5	122.4	79.1	48.2	330.1	1.7	331.8
Product sales	476.8	478.4	196.1	111.5	1,262.7	6.1	1,268.8
Representative fees	23.7	35.2	11.2	1.5	71.6	.5	72.1
Other	.2	2.6	—	.1	2.9	8.1	11.0
Other revenue	23.9	37.8	11.2	1.6	74.5	8.6	83.1
Total revenue	$500.7	$516.1	$207.3	$113.1	$1,337.2	$14.7	$1,351.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Six Months Ended June 30, 2019
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$275.7	$256.8	$100.2	$62.5	$695.2	$—	$695.2
Fragrance	257.7	212.8	93.6	37.0	601.1	—	601.1
Color	175.9	126.9	43.1	24.1	370.0	—	370.0
Total Beauty	709.3	596.5	236.9	123.6	1,666.3	—	1,666.3
Fashion & Home:
Fashion	115.7	80.1	42.0	82.7	320.5	—	320.5
Home	14.9	122.2	87.3	13.8	238.2	—	238.2
Total Fashion & Home	130.6	202.3	129.3	96.5	558.7	—	558.7
Product sales	839.9	798.8	366.2	220.1	2,225.0	—	2,225.0
Representative fees	43.5	58.3	20.3	3.5	125.6	—	125.6
Other	.4	.6	—	.1	1.1	10.0	11.1
Other revenue	43.9	58.9	20.3	3.6	126.7	10.0	136.7
Total revenue	$883.8	$857.7	$386.5	$223.7	$2,351.7	$10.0	$2,361.7

	Six Months Ended June 30, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$323.8	$285.7	$90.5	$61.6	$761.5	$7.0	$768.5
Fragrance	307.0	250.0	106.0	38.7	701.8	2.9	704.7
Color	218.8	161.5	41.6	26.1	448.1	4.7	452.8
Total Beauty	849.6	697.2	238.1	126.4	1,911.4	14.6	1,926.0
Fashion & Home:
Fashion	152.6	96.4	45.1	80.4	374.5	3.0	377.5
Home	16.9	144.4	97.9	14.5	273.6	1.3	274.9
Total Fashion & Home	169.5	240.8	143.0	94.9	648.1	4.3	652.4
Product sales	1,019.1	938.0	381.1	221.3	2,559.5	18.9	2,578.4
Representative fees	49.7	71.5	21.8	3.1	146.1	1.9	148.0
Other	.3	3.7	—	.1	4.1	14.9	19.0
Other revenue	50.0	75.2	21.8	3.2	150.2	16.8	167.0
Total revenue	$1,069.1	$1,013.2	$402.9	$224.5	$2,709.7	$35.7	$2,745.4

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
The following table provides information about receivables and contract liabilities from contracts with customers at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts receivable, net of allowances of $72 and $93	$332.8	$349.7
Contract liabilities	$55.7	$84.4

The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the six months ended June 30, 2019, we recognized $63.4 of revenue related to the contract liability balance at the beginning of the six month period ended June 30, 2019, as the result of performance obligations satisfied. In addition, we deferred an additional $34.5 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at June 30, 2019 as compared with December 31, 2018.
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
8. INVENTORIES

Components of Inventories	June 30, 2019	December 31, 2018
Raw materials	$150.8	$157.8
Finished goods	364.8	384.2
Total	$515.6	$542.0

AVON PRODUCTS, INC.

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

	Classification	June 30, 2019	January 1, 2019
Assets
Operating right-of-use assets	Right-of-use asset	$174.9	$187.5
Finance right-of-use assets	Property, Plant and Equipment	3.0	3.2
Total right-of-use assets		177.9	190.7

Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$43.8	$45.4
Finance lease liabilities	Other accrued liabilities	1.2	1.1
Total current lease liabilities		45.0	46.5

Noncurrent
Operating lease liabilities	Long-term operating lease liability	$144.8	$155.9
Finance lease liabilities	Long-term debt	1.8	1.9
Total noncurrent lease liabilities		$146.6	$157.8

Total lease liability		$191.6	$204.3

The table below shows the lease income and expenses recorded in the Consolidated Statement of Operations incurred during the three and six months ended June 30, 2019.

		Three months ended June 30,	Six months ended June 30,
Lease Costs	Classification	2019	2019
Operating lease cost (1)	Selling, general and administrative expenses	$16.6	$33.3
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	.4	.9
Interest on lease liabilities	Interest Expense	.1	.2
Short-term leases costs	Selling, general and administrative expenses	.8	1.9
Sublease income (2)	Selling, general and administrative expenses	(2.6)	(5.8)
Net lease cost		$15.3	$30.5
(1) Includes variable lease costs which are immaterial. These are presented in selling, general and administrative expenses in our Consolidated Statements of Operations.
(2) Sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

AVON PRODUCTS, INC.

The maturity analysis of the finance and operating lease liabilities is reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted finance and operating lease liabilities as recognized in the June 30, 2019 Consolidated Balance Sheet:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$30.7	$.7	$31.4
2020	52.8	1.2	54.0
2021	43.5	.8	44.3
2022	36.5	.5	37.0
2023	24.3	.1	24.4
2024	17.1	—	17.1
Thereafter	27.6	—	27.6
Total lease payments	$232.5	$3.3	$235.8
Less: Interest	43.9	.3	44.2
Present value of lease liabilities	$188.6	$3.0	$191.6

At December 31, 2018 our operating and finance lease obligations by due dates were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$56.4	$1.1	$57.5
2020	42.0	.6	42.6
2021	35.3	.4	35.7
2022	31.1	.2	31.3
2023	22.4	.1	22.5
Thereafter	46.9	.1	47.0
Total lease payments(1)	$234.1	$2.5	$236.6

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

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.0
Finance leases	2.8
Weighted-average discount rate
Operating leases	8.5%
Finance leases	11.4%

The table below sets out the classification of lease payments in the Consolidated Statement of Cash Flows. The right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the three and six months ended June 30, 2019.

AVON PRODUCTS, INC.

Other Information	Three months ended June 30, 2019	Six months ended June 30, 2019
- Operating Cash Flows From Operating Leases	$(15.8)	$(32.1)
- Financing Cash Flows From Finance Leases	(.3)	(.7)
Cash Paid For Amounts Included In Measurement of Liabilities	$(16.1)	$(32.8)

Right-of-use Assets Obtained In Exchange For New Finance Liabilities	$(.1)	$(.9)
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	$(8.0)	$(20.0)

10. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Service cost(1)	$.5	$.9	$1.0	$1.2	$—	$—
Interest cost	.6	.6	3.8	4.0	.3	.3
Expected return on plan assets	(.8)	(.8)	(7.7)	(8.2)	—	—
Amortization of prior service credit	—	—	—	—	—	(.1)
Amortization of net actuarial losses	.7	1.3	1.3	1.8	—	—
Net periodic benefit costs(1)	$1.0	$2.0	$(1.6)	$(1.2)	$.3	$.2

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Service cost	$1.0	$1.8	$2.0	$2.4	$—	$.1
Interest cost	1.2	1.2	7.7	8.2	.6	.6
Expected return on plan assets	(1.6)	(1.6)	(15.6)	(16.6)	—	—
Amortization of prior service credit	—	—	—	—	—	(.2)
Amortization of net actuarial losses	1.4	2.6	2.6	3.6	—	—
Settlements/curtailments	—	—	0.1	—	—	—
Net periodic benefit costs(1)	$2.0	$4.0	$(3.2)	$(2.4)	$.6	$.5
(1) Service cost is presented in selling, general and administrative expenses in our Consolidated Statements of Operations. The components of net periodic benefit costs other than service cost are presented in other expense, net in our Consolidated Statements of Operations.
During the six months ended June 30, 2019, we made less than $1 of contributions to the U.S. and contributions of $2 to the non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2019, we anticipate contributing approximately $0 to $5 and approximately $0 to $5 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
11. CONTINGENCIES
Brazilian Tax Assessments
In December 2012, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received an excise tax (IPI) assessment for the year 2008. The assessment totals approximately $314, including penalties and accrued interest. As in prior IPI cases that have been resolved in Avon’s favor, this assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil Manufacturing did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. On April 18, 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $66 (including associated penalty and interest), subject to Federal Revenue appeal. The remaining $248 of the assessment was upheld at the second administrative level. On April 20, 2018, we appealed this decision in the third administrative level where the matter remains pending resolution.
On October 3, 2017, Avon Brazil Manufacturing received a new tax assessment notice regarding IPI for 2014 on grounds similar to the 2012 assessment. The 2017 IPI assessment totals approximately $243, including penalties and accrued interest. On April 2, 2018, Avon was notified of an unfavorable decision at the first administrative level. On February 25, 2019, this IPI assessment was upheld at the second administrative level and on April 11, 2019 we appealed this decision to the third administrative level. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2017 IPI assessment is unfounded.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary for us to provide monetary security to pursue further appeals in the judicial levels, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded, however, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. At June 30, 2019, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil was no longer required to remit the taxes associated with IPI into a judicial deposit. On June 12, 2018, we received a decision authorizing Avon to withdraw the amount held as a judicial deposit, substituting it by letter of guarantee, which was presented. On June 29, 2018, the tax authorities presented an appeal against that decision. On July 30, 2018, the funds were received in our bank account. As of September 30, 2018, due in part to recent judicial decisions across the industry and other developments, we concluded, supported by the opinion of legal counsel, that the Executive Decree is unconstitutional. We therefore assessed the IPI tax under ASC 450, Contingencies and determined that the risk of loss is reasonably possible but not probable. Accordingly, we released the associated liability as of September 30, 2018 of approximately $195 and ceased accruing the IPI taxes from October 1, 2018. The liability had been classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheet, and the release was recorded in product sales and other (income) expense, net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements for the quarter ended September 30, 2018.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company's Consolidated Income Statements and Consolidated Statements of Cash Flows as Avon Brazil would have to remit the reasonably possible amount of $255 to the taxing authorities (including the judicial deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
A favorable judicial ruling to our objection of this IPI tax would also have an adverse effect on the Company's Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounts to approximately $80 at June 30, 2019. This reserve would be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2019, there were 118 individual cases pending against the Company. During the three months ended June 30, 2019, nine new cases were filed and nine cases were dismissed, settled, or otherwise resolved. The value of our settlements in this area thus far has not been material, either individually or in the aggregate. Additional similar cases arising out of the use of the Company's talc products are reasonably anticipated.

We believe that the claims asserted against us in these cases are without merit. We are defending vigorously against these claims and will continue to do so. To date, the Company has not proceeded to trial in any case filed against it and there have been no findings of liability enforceable against the Company. However, nationwide trial results in similar cases filed against other manufacturers of cosmetic talc products have ranged from outright dismissals to very large jury awards of both compensatory and punitive damages. Given the inherent uncertainties of litigation, we cannot predict any overall trends in the outcome of the cases pending against the Company, and we are only able to make a reasonable estimate for a small number of individual cases that have advanced to the later stages of legal proceedings.  Any accruals currently recorded on the Company’s balance sheet with respect to these individual cases are not material.  Other than these accruals, we are at this time unable to estimate our reasonably possible or probable losses.  However, any adverse outcomes, either in an individual case or in the aggregate, could be material. Future costs to litigate these cases, which we expense as incurred, are not known but may be significant, though some costs will be covered by insurance.
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at June 30, 2019 is approximately $12 and, accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the United States District Court for the Southern District of New York against the Company and certain former officers of the Company.  On June 3, 2019, the court appointed a lead plaintiff and class counsel. The complaint was subsequently amended on June 28, 2019 and recaptioned “In re Avon Products, Inc. Securities Litigation” on July 8, 2019. The amended complaint is brought on behalf of a purported class consisting of all purchasers or acquirers of Avon common stock between January 21, 2016 and November 1, 2017, inclusive.  The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for Representatives in Brazil.  On July 26, 2019 we filed a motion to dismiss. In light of the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to assess the likelihood of loss or to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2019, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at March 31, 2019	$(939.6)	$(1.4)	$(4.3)	$(92.5)	$3.4	$(1,034.4)
Other comprehensive loss other than reclassifications	4.4	(1.0)	—	—	—	3.4
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0	—	.3	—	—	—	.3
Amortization of net actuarial loss and prior service cost, net of tax of $.2(1)	—	—	—	1.8	—	1.8
Total reclassifications into earnings	—	.3	—	1.8	—	2.1
Balance at June 30, 2019	$(935.2)	$(2.1)	$(4.3)	$(90.7)	$3.4	$(1,028.9)

Three Months Ended June 30, 2018	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at March 31, 2018	$(797.3)	$(4.3)	$(92.8)	$3.4	$(891.0)
Other comprehensive income other than reclassifications	(126.2)	—	—	—	(126.2)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.1(1)	—	—	2.8	—	2.8
Total reclassifications into earnings	—	—	2.8	—	2.8
Balance at June 30, 2018	$(923.5)	$(4.3)	$(90.0)	$3.4	$(1,014.4)

Six Months Ended June 30, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2018	$(936.2)	$.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)
Other comprehensive loss other than reclassifications	1.0	(3.4)	—	—	—	(2.4)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0	—	.8	—	—	—	.8
Amortization of net actuarial loss and prior service cost, net of tax of $.3(1)	—	—	—	3.1	—	3.1
Total reclassifications into earnings	—	.8	—	3.1	—	3.9
Balance at June 30, 2019	$(935.2)	$(2.1)	$(4.3)	$(90.7)	$3.4	$(1,028.9)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Six Months Ended June 30, 2018:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2017	$(829.6)	$(4.3)	$(95.7)	$3.4	$(926.2)
Other comprehensive income other than reclassifications	(93.9)	—	—	—	(93.9)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.3(1)	—	—	5.7	—	5.7
Total reclassifications into earnings	—	—	5.7	—	5.7
Balance at June 30, 2018	$(923.5)	$(4.3)	$(90.0)	$3.4	$(1,014.4)

(1) Gross amount reclassified to other expense, net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.
Foreign exchange net losses of $2.3 and $9.6 for the three months ended June 30, 2019 and 2018, respectively, and foreign exchange net losses of $.7 and $3.7 for the six months ended June 30, 2019 and 2018, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.
13. SEGMENT INFORMATION
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of global marketing and digital expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing and digital, costs to implement ("CTI") restructuring initiatives (see Note 15, Restructuring Initiatives), certain significant asset impairment charges, and other expenses, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2019	2018	2019	2018
Europe, Middle East & Africa	$425.1	$500.7	$883.8	$1,069.1
South Latin America	443.0	516.1	857.7	1,013.2
North Latin America	193.8	207.3	386.5	402.9
Asia Pacific	108.4	113.1	223.7	224.5
Total revenue from reportable segments	1,170.3	1,337.2	2,351.7	2,709.7
Other operating segments and business activities(1)	4.5	14.7	10.0	35.7
Total revenue	$1,174.8	$1,351.9	$2,361.7	$2,745.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Profit	2019	2018	2019	2018
Segment Profit
Europe, Middle East & Africa	$59.0	$74.4	$118.2	$148.8
South Latin America	65.2	55.2	89.0	82.4
North Latin America	19.1	19.0	35.6	39.8
Asia Pacific	10.8	7.3	27.5	17.7
Total profit from reportable segments	$154.1	$155.9	$270.3	$288.7
Other operating segments and business activities(1)	.5	(.6)	1.1	1.6
Unallocated global expenses	(65.3)	(78.6)	(128.4)	(157.8)
CTI restructuring initiatives	(45.7)	(23.7)	(99.2)	(34.6)
Other expenses(2)	(13.1)	—	(17.2)	—
Operating profit	$30.5	$53.0	$26.6	$97.9

(1) Other operating segments and business activities include markets that have been exited. Effective in the first quarter of 2018, given that we exited Australia and New Zealand during 2018, the results of Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment. Other operating segments and business activities also include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
(2) Other expenses includes primarily professional fees incurred in relation to the Natura transaction, and other impairment losses on assets.
14. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2019 and December 31, 2018, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2019	December 31, 2018
Prepaid taxes and tax refunds receivable	$155.0	$145.0
Receivables other than trade	53.2	69.2
Prepaid brochure costs, paper and other literature	13.6	14.9
Other	42.4	42.9
Prepaid expenses and other	$264.2	$272.0

At June 30, 2019 and December 31, 2018, other assets included the following:

Components of Other Assets(1)	June 30, 2019	December 31, 2018
Net overfunded pension plans	$95.5	$88.1
Capitalized software	85.0	89.3
Judicial deposits	74.8	74.1
Long-term receivables	90.6	73.2
Trust assets associated with supplemental benefit plans	37.9	37.0
Tooling (plates and molds associated with our beauty products)	12.5	12.6
Other	38.0	16.1
Other assets	$434.3	$390.4

(1) Deferred tax asset balance as of June 30, 2019 and December 31, 2018 is presented separately in the Consolidated Balance sheet.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

15. RESTRUCTURING INITIATIVES
Transformation Plan and Open Up Avon
Open Up Avon
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. The commercial elements of the strategy were developed to help increase Representative earnings and thereby retention. Elements of the Representative strategy include improvements in service functions, increased training on utilization of digital tools to expand her consumer reach, product bundling and regimens designed to help improve her earnings opportunity and sharper more targeted product innovation to drive brand relevancy. Cost savings under this plan are targeted as annualized cost savings of approximately $400 by 2021, and expected to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce. The structural reset of inventory will result in lower operational and ongoing obsolescence costs. Over the longer term, it will result in a more concentrated focus on high-turn, higher margin products, driving greater earnings for Representatives due to lessened discount pressure and enhanced service levels. The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018. In addition, the global workforce will be reduced in 2019 by approximately 10% to align with ongoing operating model changes and to create a leaner organization that is better aligned with Avon’s current and future business focus. This reduction is incremental to an 8% reduction of the global workforce that was completed in 2018. We expect to incur a restructuring charge of approximately $100 in 2019 relating to the global workforce reduction, which was approved by the Board of Directors in January 2019. We initiated the Open Up Avon strategy to enable us to achieve our goals of low-single-digit Constant $ revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and information technology infrastructure initiatives. As a result of Open Up Avon restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $216.6 before taxes, of which $28.3 and $73.4 was recorded during the three and six months ended June 30, 2019, respectively, in our Consolidated Statements of Operations.
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
As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $207.7 before taxes, of which $4.2 and $2.2 was recorded during the three and six months ended June 30, 2019, respectively, in our Consolidated Statements of Operations. There are no further restructuring actions to be taken associated with our Transformation Plan, as beginning in the third quarter of 2018, all new restructuring actions approved operate under our new Open Up Avon plan described above.
Costs to Implement Restructuring Initiatives - Three and Six Months Ended June 30, 2019 and 2018
During the three months ended June 30, 2019, we recorded net costs to implement of $32.5, of which $28.3 related to Open Up Avon and $4.2 related to the Transformation Plan in our Consolidated Statements of Operations. During the three months ended June 30, 2018, we recorded costs to implement of $24.5 related to the Transformation Plan and $.8 benefit related to other restructuring initiatives in our Consolidated Statements of Operations.
During the six months ended June 30, 2019, we recorded net costs to implement of $75.7, of which $73.4 related to Open Up Avon, $2.2 related to the Transformation Plan, and $.1 related to other restructuring initiatives, in our Consolidated Statements of Operations. During the six months ended June 30, 2018, we recorded costs to implement of $35.3 related to the Transformation Plan and $.7 benefit related to other restructuring initiatives in our Consolidated Statements of Operations.
The costs during the three and six months ended June 30, 2019 and 2018 consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CTI recorded in operating profit - COGS
Manufacturing asset write-offs	$6.0	$—	$9.8	$—
Inventory write-off	2.6	.4	3.1	1.1
	8.6	.4	12.9	1.1

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	13.4	16.5	48.6	24.8
Implementation costs, primarily related to professional service fees	17.3	4.7	26.0	5.7
Dual running costs	2.6	—	4.5	—
Contract termination and other net benefits	1.4	1.2	4.6	1.4
Impairment of other assets	2.3	—	2.3	—
Accelerated depreciation	.1	.9	.3	1.6
	37.1	23.3	86.3	33.5

CTI recorded in operating profit	45.7	23.7	99.2	34.6

CTI recorded in other expenses
Gain on sale of Rye Office	(9.9)	—	(9.9)	—
Gain on sale of Malaysia Maximin	(3.3)	—	(3.3)	—
Gain on sale of China business (relating mainly to foreign currency translation adjustment gain)	—	—	(10.3)	—

Total CTI	$32.5	$23.7	$75.7	$34.6

Open Up Avon	$28.3	$—	$73.4	$—
Transformation Plan	$4.2	$24.5	$2.2	$35.3
Other	$—	$(.8)	$.1	$(.7)

The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Statements of Operations for the restructuring actions associated with Open Up Avon at June 30, 2019 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2018	$19.6	$—	$—	$1.1	$20.7
2019 charges	$52.9	$15.2	$(10.9)	$4.5	61.7
Adjustments	(3.1)	—	—	(.1)	(3.2)
Cash payments	(35.4)	—	—	(1.8)	(37.2)
Non-cash write-offs	—	(15.2)	10.9	—	(4.3)
Foreign exchange	(.8)	—	—	—	(.8)
Balance at June 30, 2019	$33.2	$—	$—	$3.7	$36.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan as of June 30, 2019 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2018	$34.4	$3.6	$38.0
2019 charges	(1.1)	.2	(.9)
Cash payments	(19.9)	(2.7)	(22.6)
Foreign exchange	.1	—	.1
Balance at June 30, 2019	$13.5	$1.1	$14.6

The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2019.
The following table presents the restructuring charges incurred to date, under Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Open Up Avon
Charges incurred to-date	$76.1	$105.1	$5.2	$(10.9)	$175.5
Estimated charges to be incurred on approved initiatives	—	—	.1	—	.1
Total expected charges on approved initiatives	$76.1	$105.1	$5.3	$(10.9)	$175.6

Transformation Plan
Charges incurred to-date	$126.9	$2.3	$40.9	$3.4	$173.5
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$126.9	$2.3	$40.9	$3.4	$173.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The charges, net of adjustments, of initiatives under the Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
Open Up Avon
2018	$32.2	$36.4	$27.9	$14.4	$6.2	$117.1
First quarter 2019	13.5	12.7	2.9	(3.2)	7.3	33.2
Second quarter 2019	4.5	13.7	4.3	(1.2)	3.9	25.2
Charges incurred to-date	50.2	62.8	35.1	10.0	17.4	175.5
Estimated charges to be incurred on approved initiatives	.1	—	—	—	—	.1
Total expected charges on approved initiatives	$50.3	$62.8	$35.1	$10.0	$17.4	$175.6

Transformation Plan
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	9.1	16.8	74.4
2017	.9	5.6	(.6)	(.5)	49.4	54.8
2018	5.0	4.1	.6	.6	13.4	23.7
First quarter 2019	(1.1)	—	—	—	.3	(.8)
Second quarter 2019	—	—	—	—	—	—
Charges incurred to-date	35.7	22.9	4.4	9.2	101.3	173.5
Estimated charges to be incurred on approved initiatives	—	—	—	—	—	—
Total expected charges on approved initiatives	$35.7	$22.9	$4.4	$9.2	$101.3	$173.5
The charges above are not included in segment profit, as this excludes costs to implement restructuring initiatives. The amounts shown in the tables above as charges recorded to-date relate to initiatives that have been approved and recorded in the consolidated financial statements, as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met.

16. GOODWILL

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Net balance at December 31, 2018	$18.0	$66.8	$2.6	$87.4

Changes during the period ended June 30, 2019:
Foreign exchange	(.3)	2.8	—	2.5
Net balance at June 30, 2019	$17.7	$69.6	$2.6	$89.9

17. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$3.8	$—	$3.8
Foreign exchange forward contracts	$—	$1.2	$1.2
Total	$3.8	$1.2	$5.0
Liabilities:
Foreign exchange forward contracts	$—	$10.9	$10.9
Total	$—	$10.9	$10.9

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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2019 and December 31, 2018, respectively, consisted of the following:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$3.8	$3.8	$3.8	$3.8
Debt maturing within one year(1)	(398.5)	(408.1)	(12.0)	(12.0)
Long-term debt(1)	(1,197.0)	(1,254.0)	(1,581.6)	(1,460.2)
Foreign exchange forward contracts	(9.7)	(9.7)	(5.1)	(5.1)

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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at June 30, 2019:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$—	Accounts payable	$2.0

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.2	Accounts payable	$8.9
Total derivatives		$1.2		$10.9

The fair value of derivative instruments outstanding was immaterial at December 31, 2018.
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of June 30, 2019, we do not have any interest-rate swap agreements. Approximately 25% and 1% of our debt portfolio, at June 30, 2019 and December 31, 2018, respectively, was exposed to floating interest rates. For the purpose of this calculation, we consider all short-term debt to be exposed to floating interest rates.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which was amortized as a reduction of interest expense until repayment of the underlying debt obligations in June 2018, at which point the remaining unamortized balance was fully released to the Consolidated Statement of Operations. The net impact of the gain amortization was zero for both the three and six months ended June 30, 2019, and $1.3 and $6.0 for the three and six months ended June 30, 2018, respectively. At June 30, 2019, there was no unamortized deferred gain associated with the March 2012 interest-rate swap termination as the underlying debt obligations have been paid.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2019, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $1,192.5 for various currencies, of which $19.5 were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the three and six months ended June 30, 2019, we recorded a loss of $3.1 and a gain of $21.9, respectively, in other expense in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the three and six months ended June 30, 2018, we recorded gains of $1.7 and $2.2, respectively, in other expense, net in our Consolidated Statements of Operations related to other undesignated foreign exchange forward contracts.
During the first quarter of 2019, we discontinued our program to hedge foreign exchange risk relating to forecasted operational transactions. The last of our designated cash flow hedges will expire during the first quarter of 2020. Our designated hedges did not have a material impact on our Consolidated Financial Statements for the six months ended June 30, 2019.
19. DEBT
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the "2015 facility").
In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly-owned foreign subsidiary of the Company, entered into a three-year €200.0 million senior secured revolving credit facility (the "2019 facility"). As of June 30, 2019 this amounted to $227.0. The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time. There were no amounts drawn under

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

the 2015 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2019, $2.0 was recorded for the write-off of unamortized issuance costs related to the 2015 revolving credit facility. As of June 30, 2019, there were no amounts outstanding under the 2019 facility. The 2019 facility will terminate in February 2022; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full. In the first quarter of 2019, the Company capitalized $10.0 of issue costs relating to the new revolving credit facility; this resulted in a cash outflow presented in other financing activities within the Consolidated Statement of Cash Flows.
As of June 30, 2019, we were in compliance with our interest coverage and total leverage ratios under the 2019 facility. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by an obligor, which, as of June 30, 2019, was approximately $25.0. As of June 30, 2019, based on then applicable exchange rates, the entire amount of the remaining 2019 facility, which is approximately €178.0 million, could have been drawn down without violating any covenant.
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
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes by S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase by .25% for each one-notch downgrade below investment grade on each of our long-term credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2.00% above the respective interest rates in effect on the date of issuance of the 2013 Notes. As a result of the long-term credit rating downgrades by S&P and Moody's since issuance of the 2013 Notes, the interest rates on these notes have increased by the maximum allowable increase.
As of June 30, the remaining aggregate principal amount of the 4.60% Notes was $386.9.  In July 2019, the Company issued $400.0 Senior Secured Notes (the 2019 Notes), the proceeds of which were partially used to purchase an aggregate principal amount of $275.0 of the 4.60% Notes. Refer to Note 22, Subsequent Events for further information regarding this issuance. In the second quarter of 2019, the Company capitalized $8 of issue costs relating to the 2019 Notes, with no cash impact in the six month period ended June 30, 2019.
Senior Secured Notes
In August 2016, AIO issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $500.0 in aggregate principal amount of 7.875% Senior Secured Notes, which will mature on August 15, 2022 (the "2016 Notes"). Interest on the Senior Secured Notes is payable semi-annually on February 15 and August 15 of each year.

20. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of June 30, 2019, our annual effective tax rate, excluding discrete items, is 26.0% for 2019, as compared to 25.6% as of June 30, 2018. The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach.
The estimated annual effective tax rate for 2019 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K.-based costs, such as interest on debt and corporate overhead. Withholding taxes associated with the relatively consistent intercompany payments are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended June 30, 2019 and 2018 was $27.2 and $36.7, respectively. Our effective tax rates for the three months ended June 30, 2019 and 2018 were 127.7% and (12,233.3)%, respectively. The provision for income taxes for the six months ended June 30, 2019 and 2018 was $46.7 and $68.2, respectively. Our effective tax rates for the six months ended June 30, 2019 and 2018 were 278.0% and 675.2%.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

The effective tax rates for the three months ended June 30, 2019 and 2018 were impacted by CTI restructuring charges which could not all be benefitted, country mix of earnings and withholding taxes. The effective tax rate for the three months ended June 30, 2019 was also negatively impacted by the accrual of miscellaneous income tax expenses of approximately $0.6. The effective tax rate for the three months ended June 30, 2018 was also negatively impacted by one-time tax reserves of $5.5 associated with our uncertain tax positions.
The effective tax rates for the six months ended June 30, 2019 and 2018 were impacted by CTI restructuring charges which could not all be benefitted, country mix of earnings and withholding taxes. The effective tax rate for the six months ended June 30, 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $2.9 associated with the release of income tax reserves of approximately $3.3 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $0.4. The effective tax rate for the six months ended June 30, 2018 was also negatively impacted by one-time tax reserves of $14.7 associated with our uncertain tax positions.
In its final analysis of the impacts of the Tax Cuts and Job Act (the "Act") during the fourth quarter of 2018, the Company elected to treat income taxes associated with Global Intangible Low-Taxed Income ("GILTI"), as a period cost. As a result, the 2019 provision for income taxes reflects this treatment. The 2018 provision for income taxes was also calculated treating GILTI as a period cost. For both periods, GILTI did not have a material effect. The Act has significant complexity. The Company has considered the published guidance provided by the various Federal and state regulatory authorities into the calculation of its income tax provisions available as of June 30, 2019 and June 30, 2018 for the respective periods ended June 30, 2019 and June 30, 2018.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

21. AGREEMENT AND PLAN OF MERGERS WITH NATURA COSMETICOS S.A.

On May 22, 2019, the Company entered into an Agreement and Plan of Mergers (the "Merger Agreement") with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), Nectarine Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Natura &Co Holding ("Merger Sub I"), and Nectarine Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Merger Sub I ("Merger Sub II"), pursuant to which (i) Natura &Co Holding will, after the completion of certain restructuring steps, hold all issued and outstanding shares of Natura Cosméticos, (ii) Merger Sub II will merge with and into Avon, with Avon surviving the merger and (iii) Merger Sub I will merge with and into Natura &Co Holding, with Natura &Co Holding surviving the merger and as a result of which Avon will become a wholly owned direct subsidiary of Natura &Co Holding (collectively, the "Transaction"). If the Transaction is completed, Avon and Natura Cosméticos will each become wholly owned subsidiaries of Natura &Co Holding.

If the Transaction is completed, each share of Avon common stock issued and outstanding immediately prior to the consummation of the Transaction will be converted into the right to receive, at the election of the holder thereof, (i) 0.300 validly issued and allotted, fully paid-up American Depositary Shares of Natura &Co Holding, each representing one Natura &Co Holding Share ("Natura &Co Holding ADSs") against the deposit of the requisite number of shares of common stock of Natura &Co Holding ("Natura &Co Holding Shares"), subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding ADSs or (ii) 0.300 validly issued and allotted, fully paid-up Natura &Co Holding Shares, subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding Shares, and each share of Avon series C preferred stock held by Cerberus Investor issued and outstanding immediately prior to the consummation of the Transaction will be automatically converted into the right to receive an amount in cash without interest equal to the Stated Value (as defined in Avon's certificate of incorporation) of such shares of series C preferred stock. Upon the consummation of the Transaction, Natura &Co Holding Shares are expected to be listed on the B3 S.A. - Brasil, Bolsa, Balcão stock exchange (the "B3") and Natura &Co Holding ADSs are expected to be listed on the New York Stock Exchange (the "NYSE"). Additionally, upon the consummation of the Transaction, Avon common stock will cease to be traded on the NYSE.

The Merger Agreement contains customary representations and warranties of Avon, Natura Cosméticos and Natura &Co Holding relating to their respective businesses and public filings, in each case generally subject to a materiality qualifier. Additionally, the Merger Agreement provides for customary pre-closing covenants of Avon, including (i) covenants relating to conducting its business in the ordinary course consistent with past practice and to refrain from taking certain actions without Natura Cosméticos's consent, (ii) covenants not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning, or provide information in connection with, alternative transactions and (iii) covenants to recommend, subject to certain exceptions, that Avon's shareholders adopt the Merger Agreement.

The timing and completion of the Transaction is subject to a number of closing conditions, including (i) Avon and Natura Cosméticos shareholder approvals having been obtained in accordance with applicable law, (ii) clearance from competition authorities in certain jurisdictions where Avon and Natura Cosméticos operate, (iii) the absence of any judgment, injunction or other order issued by a court of competent jurisdiction prohibiting the Transaction, (iv) effectiveness of registration statements for Natura &Co Holding's ADSs, (v) listing approval for Natura &Co Holding's ADSs on the NYSE, (vi) listing approval for Natura &Co Holding's shares on the B3 stock exchange under the Novo Mercado listing segment and (vii) subject to certain materiality exceptions, the accuracy of Avon's, Natura Cosméticos's and Natura &Co Holding's representations and warranties in the Merger Agreement and performance by each party of their obligations under the Merger Agreement.
The Company has incurred costs to date of $17 in relation to the Transaction, primarily professional fees and impairment loss on assets, and these have been disclosed as a non-GAAP adjustment to operating profit, selling, general and administrative expenses as a % of total revenue, operating margin and income (loss) before taxes. It is expected that additional costs will be incurred prior to or at the closing of the Transaction, including approximately $33 with respect to professional fees that are contingent on the successful closing of the Transaction.

22. SUBSEQUENT EVENTS
Bond issue
In July 2019, the Company issued $400 in aggregate principal amount of 6.50% Senior Notes which will mature on August 15, 2022. The proceeds were partially used to purchase an aggregate principal amount of $275 of the Company's 4.6% Notes, due during 2020, under a cash tender offer completed during July 2019.
Indirect tax Court Decisions in Brazil

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

In July 2019, the Brazilian judicial court held decisions in favor of Avon relating to historic indirect tax items. The Company has not received the formal decision in writing as of the date of this filing. At June 30, 2019, no receivable was recognized in relation to these cases. The gross amount of the credits involved is $117.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority, wholly owned and controlled subsidiaries.
OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel. During 2018, we had sales operations in 56 countries and territories, and distributed products in 21 more. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S."). Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion apparel, accessories, housewares and leisure products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
During the six months ended June 30, 2019, revenue decreased 14% compared to the prior-year period, unfavorably impacted by foreign exchange. Constant $ revenue decreased 5%.
Revenue and Constant $ revenue decline was primarily driven by Europe Middle East & Africa markets, in particular Russia. Russia continued to be impacted by lower market consumption, as well as weaker sales leader engagement. The latter has been actively addressed in the second quarter of 2019 through a heavy focus on recruitment which resulted in a slow-down of the decline in Revenue and Active Representatives in comparison to the first quarter of 2019.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 10%, partially offset by higher Average Representative Sales. Average Representative Sales decreased 5% on a reported basis, unfavorably impacted by foreign exchange, and increased 5% on a Constant $ basis. While Revenue and Constant $ revenue have declined, we see this as a consequence of our intent to improve productivity by increasing Average Representative Sales, primarily through price/mix expansion. Average Representative Sales were also favorably impacted by certain indirect tax items recognized in Brazil in the second quarter of 2019 as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics increase in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Units sold decreased 13%, driven by declines in Brazil and Russia.
See "Segment Review" in this management's discussion and analysis of financial condition and results of operations ("MD&A") for additional information related to changes in revenue by segment.
Agreement and Plan of Mergers with Natura Cosméticos S.A.
On May 22, 2019, we entered into an Agreement and Plan of Mergerswith Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding pursuant to which, in a series of transactions, Avon and Natura Cosméticos will become direct wholly owned subsidiaries of Natura &Co Holding (the "Transaction"). For additional information, see Note 21, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein, and our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2019.
Open Up Avon
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. The commercial elements of the strategy were developed to help increase Representative earnings and thereby retention. Elements of the Representative strategy include improvements in service functions, increased training on utilization of digital tools to expand her consumer reach, product bundling and regimens designed to help improve her earnings opportunity and sharper more targeted product innovation to drive brand relevancy. Cost savings under this plan are targeted as annualized cost savings of approximately

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

$400 by 2021, and expected to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce. The structural reset of inventory will result in lower operational and ongoing obsolescence costs. Over the longer term, it will result in a more concentrated focus on high-turn, higher margin products, driving greater earnings for Representatives due to lessened discount pressure and enhanced service levels. The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018. In addition, the global workforce will be reduced in 2019 by approximately 10% to align with ongoing operating model changes and to create a leaner organization that is better aligned with Avon’s current and future business focus. This reduction is incremental to an 8% reduction of the global workforce that was completed in 2018. We expect to incur a restructuring charge of approximately $100 in 2019 relating to the global workforce reduction, which was approved by the Board of Directors in January 2019. We initiated the Open Up Avon strategy to enable us to achieve our goals of low-single-digit Constant $ revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and information technology infrastructure initiatives.
During 2018, we estimate that we achieved total cost savings of $40 attributable to Open Up Avon, primarily related to tax and interest, when compared to our costs in 2017. In addition, during the six months ended June 30, 2019, we estimate that we achieved cost savings of $89. These savings included both run-rate savings from Open Up Avon actions in 2018, along with in-year savings from current year initiatives.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $217 before taxes to-date associated with Open Up Avon, which includes $88 relating to the structural reset of inventory. The costs of approximately $217 before taxes incurred to-date associated with Open Up Avon includes $176 of employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and $41 related to professional service fees, dual running costs, accelerated depreciation and gain on sale of business. Of these costs, $73 was recorded during the six months ended June 30, 2019. The additional charges not yet incurred associated with the restructuring actions approved as at June 30, 2019 of $5 to $10 before taxes are expected to be recorded primarily in 2019. At June 30, 2019, we have liabilities of approximately $52 associated with our restructuring actions, primarily associated with Open Up Avon. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2019. For additional details on restructuring initiatives, see Note 15, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
Transformation Plan
In January 2016, we initiated a transformation plan (the "Transformation Plan"), in order to enable us to achieve our long-term goals of mid-single-digit constant-dollar ("Constant $") revenue growth and low double-digit operating margin. There are no further restructuring actions to be taken associated with our Transformation Plan as, beginning in the third quarter of 2018, all new restructuring actions approved operate under our new Open Up Avon plan described above.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2018
Performance Metrics
Within this MD&A, in addition to our key financial metrics of revenue, operating profit and operating margin, we define additional performance metrics in our 2018 Annual Report on Form 10-K. We have renamed the Change in Average Order metric to Change in Average Representative Sales. The definition of the metric is unchanged and is included below.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Performance Metrics	Definition
Change in Average Representative Sales
This metric is a measure of Representative productivity. The calculation is the difference of the year-over-year change in revenue on a Constant $ basis and the Change in Active Representatives. Change in Average Representative Sales may be impacted by a combination of factors such as inflation, units, product mix, and/or pricing.

In the second quarter of 2019, references to "net sales" have been replaced with "product sales", as it was considered a more accurate description of the nature of the balance. There have been no changes to what constitutes this balance.
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives; 2) impairment loss on assets and other expenses 3) one-time tax items that are not associated with recurring, normal operations ("Special tax items").
(1)    CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives.
(2)    The Company recorded approximately $13 of other expenses, primarily professional fees incurred in relation to the Natura transaction, and other impairment losses on assets.
(3)    The Special tax items includes the impact on the provision for income taxes in the Consolidated Statements of Operations for the six month period ended June 30, 2018 due to one-time tax reserves of approximately $15 associated with our uncertain tax positions.
See Note 15, Restructuring Initiatives and Note 20, Income Taxes, to the Consolidated Financial Statements included herein and "Effective Tax Rate" in this MD&A for more information on these items.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	%/Basis Point Change	2019	2018	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$1,174.8	$1,351.9	(13)%	$2,361.7	$2,745.4	(14)%
Cost of sales	(497.5)	(539.7)	(8)%	(1,014.5)	(1,119.4)	(9)%
Selling, general and administrative expenses	(646.8)	(759.2)	(15)%	(1,320.6)	(1,528.1)	(14)%
Operating profit (loss)	30.5	53.0	(42)%	26.6	97.9	(73)%
Interest expense	(30.7)	(34.5)	(11)%	(63.9)	(70.7)	(10)%
Interest income	1.5	3.5	*	3.2	7.7	(58)%
Other income (expense), net	6.8	(19.4)	*	29.4	(21.9)	*
Loss on extinguishment of debt and credit facilities	—	(2.9)	*	(2.0)	(2.9)	(31)%
Income (loss) from continuing operations, before income taxes	21.3	(.3)	*	16.8	10.1	66%
Loss from continuing operations, net of tax	(5.9)	(37.0)	(84)%	(29.9)	(58.1)	(49)%
Net loss attributable to Avon	$(19.5)	$(36.1)	(46)%	$(52.2)	$(56.4)	(7)%

Diluted loss per share attributable to Avon	$(.06)	$(.09)	(33)%	$(.14)	$(.15)	(7)%

Advertising expenses(1)	$(11.6)	$(31.9)	(64)%	$(27.7)	$(61.1)	(55)%

Reconciliation of Non-GAAP Financial Measures

Gross margin	57.7%	60.1%	(240)	57.0%	59.2%	(220)
CTI restructuring	.7	—	1.6		—	1
Adjusted gross margin	58.4%	60.1%	(170)	57.6%	59.2%	(160)

Selling, general and administrative expenses as a % of total revenue	55.1%	56.2%	(110)	55.9%	55.7%	20
CTI restructuring	(3.2)	(1.8)	(140)	(3.6)	(1.2)	(240)
Impairment loss on assets and other expenses	(1.1)	—	(110)	(.7)	—	(70)
Adjusted selling, general and administrative expenses as a % of total revenue	50.8%	54.4%	(360)	51.5%	54.4%	(290)

Operating (loss) profit	$30.5	$53.0	(42)%	$26.6	$97.9	(73)%
CTI restructuring	45.7	23.7		99.2	34.6
Impairment loss on assets and other expenses	13.1	—		17.2	—
Adjusted operating profit	$89.3	$76.7	16%	$143.0	$132.5	8%

Operating margin	2.6%	3.9%	(130)	1.1%	3.6%	(250)
CTI restructuring	3.9	1.8	210	4.2	1.3	290
Impairment loss on assets and other expenses	1.1	—	110.7		—	70
Adjusted operating margin	7.6%	5.7%	190	6.1%	4.8%	130

Change in Constant $ Adjusted operating margin(2)			240			190

Income (loss) before taxes	$21.3	$(.3)	*	$16.8	$10.1	66%
CTI restructuring	32.5	23.7		75.7	34.6
Impairment loss on assets and other expenses	13.1	—		17.2	—
Adjusted income before taxes	$66.9	$23.4	*	$109.7	$44.7	*

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	%/Basis Point Change	2019	2018	%/Basis Point Change

Income taxes	$(27.2)	$(36.7)	(26)%	$(46.7)	$(68.2)	(32)%
CTI restructuring	(6.6)	—		(10.3)	(2.1)
Special tax items	—	5.5		—	14.7
Adjusted income taxes	$(33.8)	$(31.2)	8%	$(57.0)	$(55.6)	3%

Effective tax rate	127.7%	(12,233.3)%		278.0%	675.2%
Adjusted effective tax rate	50.5%	133.3%		52.0%	124.4%

Net cash provided (used) by operating activities of continuing operations	$7.1	$(10.4)	*	$(135.6)	$(106.7)	27%
Net cash provided (used) by investing activities of continuing operations	19.2	(22.9)	*	44.8	(49.9)	*
Free cash flow provided (used) by continuing operations	$26.3	$(33.3)	*	$(90.8)	$(156.6)	(42)%

Performance Metrics
Change in Active Representatives			(10)%			(10)%
Change in units sold			(14)%			(13)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

(1)	Advertising expenses are recorded in SG&A.

(2)	Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended June 30, 2019
Revenue
During the three months ended June 30, 2019, revenue decreased 13% compared to the prior-year period, unfavorably impacted by foreign exchange. Constant $ revenue decreased 5%.
While Revenue and Constant $ revenue have declined, we see this as a consequence of our intent to improve productivity by increasing Average Representative Sales, primarily through price/mix expansion.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 10%, across multiple markets, primarily Brazil, Mexico and Russia. Average Representative Sales decreased 3% unfavorably impacted by foreign exchange and Constant $ Average Representative Sales increased 5%. Average Representative Sales was also favorable impact of certain indirect tax items recognized in Brazil, in the second quarter of 2019, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics increase in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein. Units sold decreased 14%, driven by declines in Brazil and Russia.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a category basis, our product sales from reportable segments and associated growth rates were as follows:

	Three Months Ended June 30,		% Change
	2019	2018	US$	Constant $
Beauty:
Skincare	$345.9	$372.4	(7)%	—%
Fragrance	303.1	347.8	(13)	(3)
Color	180.8	212.4	(15)	(7)
Total Beauty	829.8	932.6	(11)	(2)
Fashion & Home:				—
Fashion	156.2	185.9	(16)	(11)
Home	122.8	144.3	(15)	(8)
Total Fashion & Home	279.0	330.2	(16)	(10)
Product sales from reportable segments	$1,108.8	$1,262.8	(12)	(5)
Product sales from Other operating segments and business activities	—	6.0	(100)	(100)
Product sales	$1,108.8	$1,268.8	(13)	(6)
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 130 basis points and Adjusted operating margin increased 190 basis points, compared to the same period of 2018, driven by improved price/mix and savings across multiple cost lines. This margin improvement was delivered despite the unfavorable impact of foreign currency. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin decreased 240 basis points, and Adjusted gross margin decreased 170 basis points, compared to the same period of 2018.
Gross margin and Adjusted gross margin declined as price/mix did not fully offset the unfavorable impact of foreign currency and supply chain costs. Price/mix improvements were driven by effective pricing, optimized discounts and promotions, more effective incentives and more favorable product mix in most markets (benefit impact of 230 basis points). The unfavorable impact of foreign currency is largely due to currency devaluations in Brazil, Argentina and Turkey (unfavorable impact of 190 basis points). Higher supply chain costs were driven by higher material costs and the impact of lower production volumes (unfavorable impact of 150 basis points).
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue decreased 110 basis points, significantly impacted by higher CTI restructuring charges, and Adjusted SG&A as a percentage of total revenue decreased 360 basis points, compared to the same period of 2018.
Savings in SG&A were recorded across all segments, in multiple areas, including lower fixed expenses driven by tight cost management and restructuring initiatives (benefit of 180 basis points), lower advertising expenses, primarily in Brazil, due to certain indirect tax items (benefit of 130 basis points) and continuous reduction of bad debt expense due to improved credit control and collections processes, primarily in Brazil (benefit of 70 basis points).
Other Expenses
Interest expense decreased by approximately $4 and interest income decreased by approximately $2 compared to the prior-year period.
Other income, net, of $7 increased by approximately $26 compared to other expense, net of $19 in the prior-year period. The approximate $26 benefit was primarily attributable to favorable impact of foreign exchange net gains in the second quarter of 2019 compared to losses in the second quarter of 2018 as well as the impact of interest on certain indirect tax items recognized in Brazil.
Gain on sale of business/assets related to the result of the sale of the Rye office and Maximin Corporation Sdn Bhd, in June and May 2019 respectively. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for more information relating to these disposals.

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
Our effective tax rates for the three months ended June 30, 2019 and 2018 were 127.7% and (12,233.3)%, respectively. The effective tax rates in 2019 and 2018 were impacted by CTI restructuring charges, country mix of earnings and withholding taxes. The effective tax rate for the three months ended June 30, 2019 was also negatively impacted by the accrual of miscellaneous income tax expenses of approximately $.6. The effective tax rate for the three months ended June 30, 2018 was also negatively impacted by one-time tax reserves of $5.5 associated with our uncertain tax positions.
Our Adjusted effective tax rates for the three months ended June 30, 2019 and 2018 were 50.5% and 133.3%, respectively. The Adjusted effective tax rates in 2019 and 2018 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate in the second quarter of 2019 was also negatively impacted by the accrual of miscellaneous income tax expenses of approximately $.6. The Adjusted effective tax rate in the second quarter of 2018 was also negatively impacted by one-time tax reserves of $5.5 associated with our uncertain tax positions.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $20, or approximately 140 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, which had an unfavorable impact of approximately $10 to operating profit and Adjusted operating profit, or a unfavorable impact of approximately 70 basis points and an unfavorable impact of approximately 20 basis points, respectively, to operating margin and Adjusted operating margin; and

•
foreign exchange net gains, on our working capital (classified within other expense, net in our Consolidated Statements of Operations) as compared to losses in the prior year, resulting in a favorable impact of approximately $20 before tax on both a reported and Adjusted basis.

Six Months Ended June 30, 2019
Revenue
During the six months ended June 30, 2019, revenue decreased 14% compared to the prior-year period, unfavorably impacted by foreign exchange. Constant $ revenue decreased 5%.
Revenue and Constant $ revenue decline was primarily driven by Europe Middle East & Africa markets, in particular Russia. Russia continued to be impacted by lower market consumption, as well as weaker sales leader engagement. The latter has been actively addressed in the second quarter of 2019 through a heavy focus on recruitment which resulted in a slow-down of the decline in Revenue and Active Representatives in comparison to the first quarter of 2019.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 10%, partially offset by higher Average Representative Sales. Average Representative Sales decreased 5% on a reported basis, unfavorably impacted by foreign currency, and increased 5% on a Constant $ basis. While Revenue and Constant $ revenue have declined, we see this as a consequence of our intent to improve productivity by increasing Average Representative Sales, primarily through price/mix expansion. Average Representative Sales was also favorably impacted by certain indirect tax items recognized in Brazil, in the second quarter of 2019, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics increase in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Units sold decreased 13%, driven by declines in Brazil and Russia.
On a category basis, our product sales from reportable segments and associated growth rates were as follows:

	Six Months Ended June 30,		% Change
	2019	2018	US$	Constant $
Beauty:
Skincare	$695.2	$761.5	(9)%	1%
Fragrance	601.1	701.8	(14)	(3)
Color	370.0	448.1	(17)	(8)
Total Beauty	1,666.3	1,911.4	(13)	(3)
Fashion & Home:				—
Fashion	320.5	374.5	(14)	(8)
Home	238.2	273.7	(13)	(4)
Total Fashion & Home	558.7	648.2	(14)	(6)
Product sales from reportable segments	$2,225.0	$2,559.6	(13)	(4)
Product sales from Other operating segments and business activities	—	18.8	(100)	(100)
Product sales	$2,225.0	$2,578.4	(14)	(5)

See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 250 basis points and Adjusted operating margin increased 130 basis points, compared to the same period of 2018, driven by improved price/mix and savings across multiple cost lines. This margin improvement was delivered despite the unfavorable impact of foreign currency. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin decreased 220 basis points, and Adjusted gross margin decreased 160 basis points, compared to the same period of 2018.
Gross margin and Adjusted gross margin declined as price/mix did not fully offset the unfavorable impact of foreign currency and supply chain costs. Price/mix improvements were driven by effective pricing, optimized discounts and promotions, more effective incentives and more favorable product mix in most markets (benefit impact of 190 basis points). The unfavorable impact of foreign currency is largely due to currency devaluations in Brazil, Argentina and Turkey (unfavorable impact of 230 basis points). Higher supply chain costs were driven by higher material costs (unfavorable impact of 80 basis points).
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 20 basis points, significantly impacted by higher CTI restructuring charges, and Adjusted SG&A as a percentage of total revenue decreased 290 basis points, compared to the same period of 2018.
Savings in SG&A were recorded across all segments, in multiple areas, mostly from lower fixed expenses (benefit of 160 basis points), lower advertising expenses (benefit of 100 basis points) and better bad debt management (benefit of 60 basis points). Lower fixed expenses were driven by tight cost management and restructuring initiatives including lower headcount. Advertising expenses benefited from certain indirect tax items in Brazil as well as optimizing our portfolio by concentrating investments in selected channels and focusing on digital advertising. We have further reduced our bad debt expense, primarily in Brazil, from continued focus on credit control and collections processes.

Other Expenses
Interest expense decreased by approximately $7 and interest income decreased by approximately $5 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $2 is consistent with the prior-year period. The current period charge is comprised of the write-off of debt issuance costs related to the 2015 revolving credit facility, which was terminated and replaced with a new revolving credit facility in February 2019. Refer to Note 19, Debt, for more information relating to the termination of the 2015 revolving credit facility.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Other income, net, of $29 increased by approximately $51 compared to other expense, net of $22 in the prior-year period. The approximate $51 benefit was primarily attributable to favorable impact of higher foreign exchange net gains in the six month period ended June 30, 2019 compared to losses in the six month period ended June 30, 2018, as well as the impact of interest on certain indirect tax items recognized in Brazil in the second quarter of 2019.
Gain on sale of business/assets was the result of the sale of Avon Manufacturing (Guangzhou), Ltd. which closed in February 2019, the sale of the Rye office, which closed in June 2019 and the sale of Maximin Corporation Sdn Bhd, which closed in May 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for more information relating to the sale of these businesses and assets.

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
Our effective tax rates for the six months ended June 30, 2019 and 2018 were 278% and 675%, respectively. The effective tax rates in 2019 and 2018 were impacted by CTI restructuring charges, country mix of earnings and withholding taxes. The effective tax rate for the three months ended June 30, 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $2.9 associated with the release of income tax reserves of approximately $3.3 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $.4. The effective tax rate for the six months ended June 30, 2018 was also negatively impacted by one-time tax reserves of $14.7 associated with our uncertain tax positions.
Our Adjusted effective tax rates for the six months ended June 30, 2019 and 2018 were 52% and 124%, respectively. The Adjusted effective tax rates in 2019 and 2018 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate in the first quarter of 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $2.9 associated with the release of income tax reserves of approximately $3.3 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $.4. The effective tax rate for the six months ended June 30, 2018 was also negatively impacted by one-time tax reserves of $14.7 associated with our uncertain tax positions.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:

•
foreign currency transaction losses (classified within cost of sales, and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $45, or approximately 160 basis points to operating margin and Adjusted operating margin;

•
foreign currency translation, had an unfavorable impact of approximately $10 to operating profit and $25 to Adjusted operating profit and a negligible impact to operating margin and Adjusted operating margin; and

•
higher foreign exchange net gains on our working capital (classified within other expense, net in our Consolidated Statements of Operations) as compared to loss in the prior year, resulting in a favorable impact of approximately $40 before tax on both a reported and Adjusted basis.

Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of global marketing and digital expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing and digital, CTI restructuring initiatives, certain significant asset impairment charges, and other expenses, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. See Note 13, Segment Information, to the Consolidated Financial Statements included herein for a reconciliation of segment profit to operating profit.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Europe, Middle East & Africa

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2019	2018	US$	Constant $	2019	2018	US$	Constant $
Total revenue	$425.1	$500.7	(15)%	(8)%	$883.8	$1,069.1	(17)%	(9)%
Segment profit	59.0	74.4	(21)%	(15)%	118.2	148.8	(21)%	(11)%

Segment margin	13.9%	14.9%	(100)	(110)	13.4%	13.9%	(50)	(40)

Change in Active Representatives				(9)%				(10)%
Change in units sold				(14)%				(15)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2019
Total revenue decreased 15% compared to the prior-year period owing to the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the South African Rand and Turkish lira. On a Constant $ basis, revenue decreased 8%. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, partially offset by an increase in Average Representative Sales. The decline in Active Representatives was across multiple markets in Europe, Middle East & Africa, primarily Russia.
In Russia, revenue decreased 15%, unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue decreased 12%. Revenue and Constant $ revenue in Russia were negatively impacted primarily by a decrease in Active Representatives. Revenue and Constant $ revenue in Russia continued to be impacted by lower market consumption, as well as weaker sales leader engagement. The latter has been actively addressed through a heavy focus on recruitment which resulted in a slow-down of the decline in Revenue and Active Representatives in comparison to the prior quarter.
In the UK, revenue decreased 17%, unfavorably impacted by foreign exchange. On a Constant $ basis, the UK's revenue decreased 12%. Revenue and Constant $ revenue in the UK were negatively impacted by lower Average Representative Sales and a decrease in Active Representatives, as a result of a continuation of underlying field issues.
Segment margin decreased 100 basis points, or 110 basis points on a Constant $ basis, as the decline of 180 basis points in gross margin was not entirely offset by the net benefit of 70 basis points from tight control over SG&A.
The gross margin decline of 180 basis points was primarily caused by the impact of lower production volumes on supply chain costs (220 basis points negative impact). The impact of price/mix more than offset the unfavorable impact of foreign currency net losses (190 basis points benefit from price/mix compared to a 160 basis points unfavorable impact from foreign exchange).
Savings in SG&A were driven by tight cost management and restructuring initiatives, as well as the re-allocation of resources from advertising into representative and sales leader investments / trainings across most markets in EMEA, with a focus on major markets. Lower fixed costs (benefit of 140 basis points) and lower advertising expense (benefit of 40 basis points) were re-allocated into representative and sales leader investments and training (unfavorable impact of 130 basis points).

Six Months Ended June 30, 2019
Total revenue decreased 17% compared to the prior-year period, owing to the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Russian ruble, Turkish lira and the South African rand. On a Constant $ basis, revenue decreased 9%. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, partially offset by higher Average Representative Sales. The decline in Active Representatives was across multiple markets in Europe, Middle East & Africa, primarily Russia.
In Russia, revenue decreased 25%, unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue decreased 16%. Revenue and Constant $ revenue in Russia were negatively impacted primarily by a decrease in Active Representatives. Revenue and Revenue and Constant $ revenue in Russia continued to be impacted by lower market consumption, as well as weaker sales leader engagement. The latter has been actively addressed in the second quarter of 2019 through a heavy focus on recruitment which resulted in a slow-down of the decline in Revenue and Active Representatives in comparison to the first quarter of 2019.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

In the UK, revenue decreased 17%, unfavorably impacted by foreign exchange. On a Constant $ basis, the UK's revenue decreased 12%. The decrease in Revenue and Constant $ revenue in the UK was entirely resulting from the decrease in Active Representatives, driven by the continuation of underlying field issues.
Segment margin decreased 50 basis points, or 40 basis points on a Constant $ basis, as the decline of 140 basis points in gross margin was not entirely offset by the net benefit of 100 basis points from tight control over SG&A.
The gross margin decline of 140 basis points was primarily caused by the impact of lower production volumes on supply chain costs (100 basis points negative impact), the impact of price/mix fully offset the unfavorable impact of foreign currency net losses (160 basis points benefit from price/mix compared to a 140 basis points unfavorable impact from foreign exchange).
Savings in SG&A were driven by tight cost management and restructuring initiatives, as well as the re-allocation of resources from advertising into representative and sales leader investments / trainings across most markets in EMEA, with a focus on major markets. Lower fixed costs (benefit of 90 basis points) and lower advertising costs (benefit of 70 basis points) were re-allocated into representative and sales leader investments and training (unfavorable impact of 60 basis points).

South Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2019	2018	US$	Constant $	2019	2018	US$	Constant $
Total revenue	$443.0	$516.1	(14)%	—%	$857.7	$1,013.2	(15)%	—%
Segment profit	65.2	55.2	18%	42%	89.0	82.4	8%	39%

Segment margin	14.7%	10.7%	400	450	10.4%	8.1%	220	310

Change in Active Representatives				(12)%				(9)%
Change in units sold				(17)%				(14)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2019
Total revenue decreased 14% compared to the prior-year period entirely driven by the unfavorable impact of foreign exchange, which was primarily resulting from the strengthening of the U.S. dollar relative to the Brazilian real and the Argentinian peso. On a Constant $ basis, revenue was relatively unchanged. Revenue and Constant $ revenue benefited from higher Average Representative Sales, driven by Brazil and Argentina, offset by a decrease in Active Representatives. The decline in Active Representatives was primarily driven by Brazil.
Revenue in Brazil decreased 9%, unfavorably impacted by foreign exchange, while Brazil's Constant $ revenue was relatively unchanged. Revenue and Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, which continued to be impacted by competitive pressures. The decrease in Active Representatives was offset by higher Average Representative Sales, which was impacted by improved price/mix. In addition, Average Representative Sales were favorably impacted by certain indirect tax items recognized in the quarter, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Revenue in Argentina declined 32%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 31%. Revenue and Constant $ revenue in Argentina benefited from higher Average Representative Sales, which was impacted by improved revenue growth management including inflationary pricing and training.
Segment margin increased 400 basis points, or 450 basis points on a Constant $ basis, as SG&A benefits of 660 basis points more than offset the decline of 210 basis points in gross margin.

Gross margin declined by 210 basis points despite the impact of certain indirect tax items on revenue (favorable impact of 240 basis points). The gross margin decline was primarily caused by higher supply chain costs driven by higher material costs (unfavorable impact of 210 basis points) and the impact of price/mix not fully offsetting the unfavorable impact of foreign currency net losses (270 basis points benefit compared to a 320 basis points unfavorable impact from foreign exchange).

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Savings in SG&A were driven primarily by Brazil in multiple areas such as lower advertising expense due to certain indirect tax items (benefit of 330 basis points), continuous reduction of bad debt expense due to improved credit control and collections processes (benefit of 190 basis points), lower fixed costs resulting from tight cost management and restructuring initiatives (benefit of 80 basis points) and lower transportation costs decreasing in line with the decline in Active Representatives (benefit of 40 basis points).
Six Months Ended June 30, 2019
Total revenue decreased 15% compared to the prior-year period entirely driven by the unfavorable impact of foreign exchange, which was primarily driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Argentinian peso. On a Constant $ basis, revenue was relatively unchanged. Revenue and Constant $ revenue benefited from higher Average Representative Sales, driven by Brazil and Argentina, partially offset by a decrease in Active Representatives. The decline in Active Representatives was primarily driven by a decline in Brazil.
Revenue in Brazil decreased 13%, unfavorably impacted by foreign exchange, while Brazil's Constant $ revenue decreased 1%. Revenue and Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, which continued to be negatively impacted by competitive pressures. The decrease in Active Representatives was offset by higher Average Representative Sales, which was impacted by improved price/mix. In addition, Average Representative Sales were favorably impacted by certain indirect tax items recognized in the quarter, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Revenue in Argentina declined 29%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 37%. Revenue and Constant $ revenue in Argentina benefited from higher Average Representative Sales, which was impacted by improved revenue growth management including inflationary pricing and training.
Segment margin increased 220 basis points, or 310 basis points on a Constant $ basis, as SG&A benefits of 500 basis points more than offset the decline of 190 basis points in gross margin.
The gross margin decline of 190 basis was primarily caused by higher supply chain costs driven by higher material costs (unfavorable impact of 100 basis points) and price/mix not fully offsetting the unfavorable impact of foreign currency net losses (120 basis points benefit compared to a 200 basis points unfavorable impact).
Savings in SG&A were driven primarily by Brazil in multiple areas, such as, lower advertising expense due to certain indirect tax items and concentrated investments in selected channels (benefit of 220 basis points), a reduction of bad debt expense due to improved credit control and collections processes (benefit of 170 basis points) and lower fixed costs resulting from tight cost management and restructuring initiatives (benefit of 40 basis points).

North Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2019	2018	US$	Constant $	2019	2018	US$	Constant $
Total revenue	$193.8	$207.3	(7)%	(6)%	$386.5	$402.9	(4)%	(3)%
Segment profit	19.1	19.0	1%	—%	35.6	39.8	(11)%	(10)%

Segment margin	9.9%	9.2%	70	60	9.2%	9.9%	(70)	(70)

Change in Active Representatives				(10)%				(9)%
Change in units sold				(8)%				(6)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2019
North Latin America consists largely of our Mexico business. Total revenue for the segment declined 7% compared to the prior-year period also unfavorably impacted by foreign exchange. On a Constant $ basis, revenue declined 6%. Revenue and Constant $ revenue declined driven by a decrease in Active Representatives, which was partially offset by higher Average Representative Sales.
Revenue in Mexico decreased 4% compared to the prior year period, favorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue decreased 5%. Constant $ revenue decline in Mexico was primarily due to a decrease in Active

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Representatives, partially offset by higher Average Representative Sales, both driven by strategic initiatives to focus on Representative productivity via Representative segmentation and training.
Segment margin increased 70 basis points on a reported basis, and 60 basis points on a Constant $ basis, driven by an increase of 150 basis points from lower SG&A expense offset by a decline of 90 basis points in gross margin.
The gross margin declined by 90 basis, primarily as a result of financial adjustments including the timing of 2019 sales incentives deferred during the period (unfavorable 170 basis points), the favorable impact of price/mix (benefit 200 basis points) more than offset by the impact of foreign currency (unfavorable 110 basis points).
SG&A cost savings were driven by lower fixed expenses resulting from tight cost management and restructuring initiatives (benefit of 130 basis points), lower representative and sales leader investments in incentives, linked to the decrease in Active Representative (benefit of 170 basis points), partially offset by higher brochure cost (unfavorable impact of 50 basis points) and higher transportation costs aimed to improve service quality (unfavorable impact of 60 basis points).
Six Months Ended June 30, 2019
North Latin America consists largely of our Mexico business. Total revenue for the segment declined 4% compared to the prior-year period also unfavorably impacted by foreign exchange. On a Constant $ basis, revenue declined 3%. Revenue and Constant $ revenue declined from a decrease in Active Representatives offset by higher Average Representative Sales.
Revenue and Constant $ Revenue in Mexico decreased 2% compared to the prior year period, with negligible impact of foreign exchange. The decline in reported and Constant $ revenue in Mexico was primarily due to decline in Active Representatives, partially offset by higher Average Representative Sales, both driven by strategic initiatives to focus on Representative productivity via Representative segmentation and training.
Segment margin decreased 70 basis points on both a reported and Constant $ basis, due to a decline of 110 basis points in gross margin partially offset by an increase of 50 basis points from SG&A savings.
The gross margin decline of 110 basis points was primarily caused by price/mix not fully offsetting the unfavorable impact of foreign currency net losses (100 basis points benefit compared to a 170 basis points unfavorable impact).
SG&A cost savings were driven by lower representative and sales leader investments in incentives linked to the decrease in Active Representative (benefit of 100 basis points) and lower fixed expenses resulting from tight cost management and restructuring initiatives (benefit of 60 basis points), partially offset by higher bad debt expense (unfavorable impact of 80 basis points) and higher transportation cost aimed to improve service quality (unfavorable impact of 30 basis points).
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2019	2018	US$	Constant $	2019	2018	US$	Constant $
Total revenue	$108.4	$113.1	(4)%	(3)%	$223.7	$224.5	—%	2%
Segment profit	10.8	7.3	48%	41%	27.5	17.7	55%	54%

Segment margin	10.0%	6.5%	350	310	12.3%	7.9%	440	410

Change in Active Representatives				(9)%				(10)%
Change in units sold				(9)%				(5)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2019
Total revenue decreased 4% compared to the prior-year period, partially due to the unfavorable impact of foreign exchange. On a Constant $ basis, revenue decreased 3%. Revenue and Constant $ revenue declined driven by a decrease in Active Representatives, across most markets, partially offset by higher Average Representative Sales.
Revenue in the Philippines increased 2%, favorably impacted by foreign exchange. On a Constant $ basis, revenue in the Philippines increased 1%. Revenue and Constant $ revenue growth in the Philippines benefited from the impact of inventory system implementation issues in the prior-year period resulting in a lower revenue base. Revenue and Constant $ revenue in the Philippines

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

increased as a result of higher Average Representative Sales primarily due to effective pricing partially offset by a decrease in Active Representatives as significant sales leader recruitment efforts in the prior year were not repeated.
Segment margin increased 350 basis points, or 310 basis points on a Constant $ basis, due to both gross margin increase of 170 basis points and lower SG&A expense of 140 basis points.
The gross margin benefit of 170 basis was primarily due to improved price/mix in most markets (benefit of 120 basis points) plus the benefit from higher logistics costs in the prior year in the Philippines to address service disruptions caused by the inventory system implementation (benefit of 100 basis points).
Savings in SG&A were driven by lower fixed expenses primarily resulting from an impairment of the inventory system in the Philippines recognized in the second quarter of 2018 (benefit of 220 basis points) partially offset by higher marketing investments including advertising to continue to develop our e-commerce business (unfavorable impact of 100 basis points).
Six Months Ended June 30, 2019
Asia Pacific consists largely of our Philippines business. Total revenue was relatively unchanged compared to the prior-year period, due to the unfavorable impact of foreign exchange. On a Constant $ basis, revenue increased 2%. Revenue and Constant $ Revenue benefited from higher Average Representative Sales, partially offset by a decrease in Active Representatives, across most markets.
Revenue and Constant $ Revenue in the Philippines increased 6%, with negligible impact from foreign exchange. Revenue and Constant $ Revenue in the Philippines benefited from the impact of inventory system implementation issues in the prior-year period resulting in a lower revenue base. Revenue and Constant $ Revenue in the Philippines benefited from higher Average Representative Sales, primarily due to effective pricing partially offset by a decrease in Active Representatives as significant sales leader recruitment efforts in the prior year were not repeated.
Segment margin increased 440 basis points, or 410 basis points on a Constant $ basis, due to both lower SG&A expense of 280 basis points and gross margin increase of 130 basis points.
The gross margin benefit of 130 basis was primarily due to improved price/mix in most markets (benefit of 110 basis points) plus the benefit from higher logistics costs in the prior year in the Philippines, to address service disruptions caused by the inventory system implementation (benefit of 70 basis points), partially offset by higher supply chain costs driven by higher material costs (unfavorable impact of 50 basis points).
Savings in SG&A were mainly from lower fixed expenses primarily resulting from an impairment of the inventory system in the Philippines recognized in the second quarter of 2018 and a one-off benefit following the closure of a 2014 tax audit (benefit of 220 basis points) and lower representative and sales leader investments (benefit of 60 basis points).

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. As at June 30, 2019, the Company has a $387 debt maturity obligation due March 2020. In July 2019, the Company issued $400 in aggregate principal amount of 6.5% Senior Notes which will mature on 15 August 2022. The proceeds were partially used to purchase an aggregate principal amount of $275 of the Notes due March 2020 under a cash tender offer completed during July 2019.
The Company has cash on hand of $421 as of June 30, 2019 and has access to the unused portion of its revolving credit facility of €178.
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

Cash Flows
Three months ended June 30, 2019
Net Cash Provided (Used) by Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations during the second quarter of 2019 was approximately $7 as compared to net cash used by operating activities of continuing operations of approximately $10 during the second quarter of 2018, a increase of approximately $17. The improvement in net cash from operating activities was driven by higher cash generated from earnings, partially offset by an increase in restructuring payments. Net cash from operating activities was further improved by working capital as the reduction in inventory, associated with our Open Up Avon strategy, more than offset lower accounts payable and accrued liabilities due to the timing of payments.
Net Cash Provided (Used) by Investing Activities of Continuing Operations
Net cash provided by continuing investing activities during the second quarter of 2019 was approximately $19, as compared to net cash used by continuing investing activities of approximately $23 during the second quarter of 2018. The approximate $42 increase to net cash provided by continuing investing activities was primarily due to net proceeds from the sale of the Rye office and the sale of Maximin Corporation Sdn Bhd, both of which closed during the second quarter of 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, to the Consolidated Financial Statements contained herein for more information relating to the sale of these businesses and assets.
Free Cash Flow Provided (Used) by Continuing Operations
We also present free cash flow as an additional financial measure for liquidity, which we believe provides an additional perspective on trends and underlying business results. Free cash flow is the sum of Net Cash (Used) Provided by Continuing Operating Activities and Net Cash Provided (Used) by Continuing Investing Activities, and was a net inflow of $26 compared to an outflow of $33, during the second quarter of 2019 and 2018, respectively.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Net Cash Used by Financing Activities of Continuing Operations
Net cash used by continuing financing activities during the second quarter of 2019 was approximately $28, as compared to $253 during the second quarter of 2018. The approximate $225 favorable impact to net cash from financing activities was primarily due to the prepayment of the Company's 6.5% Notes in the second quarter of 2018.
Six months ended June 30, 2019
Net Cash (Used) by Operating Activities of Continuing Operations
Net cash used by operating activities of continuing operations during the first six months of 2019 was approximately $136 as compared to approximately $107 during the first six months of 2018, an increase in usage of approximately $29. The year-over-year comparison of net cash used by continuing operating activities was unfavorably impacted by an increase in restructuring payments. Net cash from operations benefited from higher cash generated from earnings and improved working capital, driven by a reduction in inventory, partially offset by lower accounts payable and accrued liabilities due to the timing of payments.
Net Cash Provided (Used) by Investing Activities of Continuing Operations
Net cash provided by continuing investing activities during the first six months of 2019 was approximately $45, as compared to net cash used by continuing investing activities of approximately $50 during the first six months of 2018. The approximate $95 increase to net cash from investing activities was primarily due to net proceeds from the sale of Avon Manufacturing (Guangzhou), Ltd, which closed during the first quarter of 2019, the sale of the Rye office and the sale of Maximin Corporation Sdn Bhd, both of which closed during the second quarter of 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, to the Consolidated Financial Statements contained herein for more information relating to the sale of these businesses and assets.
Free Cash Flow Used by Continuing Operations
We also present free cash flow as an additional financial measure for liquidity, which we believe provides an additional perspective on trends and underlying business results. Free cash flow is the sum of Net Cash (Used) Provided by Operating Activities of Continuing Operations and Net Cash Provided (Used) by Investing Activities of Continuing Operations, and was a net outflow of $91 and $157, respectively, during the first six months of 2019 and 2018.
Net Cash Used by Financing Activities of Continuing Operations
Net cash used by continuing financing activities during the first six months of 2019 was approximately $10, as compared to $252 during the first six months of 2018. The approximate $242 favorable impact to net cash from financing activities was primarily due the repayment of debt in the second quarter of 2018.
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
In July 2019, the Company issued $400 in aggregate principal amount of 6.5% Senior Notes which will mature on 15 August 2022. The proceeds were partially used to purchase the aggregate principal amount of $275 of the Notes, due March 2020, under a cash tender offer completed during July 2019.
As of June 30, 2019, we were in compliance with our interest coverage and total leverage ratios under the 2019 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by an obligor, which, as of June 30, 2019, was approximately $25. As of June 30, 2019, based on then applicable interest rates, the entire amount of the remaining 2019 facility, which is approximately €175 million, could have been drawn down without violating any covenant. Depending on our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), it is possible that we may be non-compliant with our interest coverage or total leverage ratio absent the Company undertaking other alternatives to avoid noncompliance, such as obtaining additional amendments to the 2019 facility or repurchasing

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

certain debt. If we were to be non-compliant with our interest coverage or total leverage ratio, we would no longer have access to our 2019 facility and our credit ratings may be downgraded. As of June 30, 2019, there were no amounts outstanding under the 2019 facility.

(1)In March 2013, we issued, in a public offering $500.0 principal amount of 4.60% Notes due March 15, 2020, referred above as the "4.60% Notes"

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of June 30, 2019, we do not have any interest-rate swap agreements. Approximately 25% and 1% of our debt portfolio at June 30, 2019 and December 31, 2018, respectively, was exposed to floating interest rates. For the purpose of this calculation, we consider all short-term debt to be exposed to floating interest rates.
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

•	disruption in our supply chain or manufacturing and distribution operations;

•	the quality, safety and efficacy of our products;

•	the success of our research and development activities;

•	our ability to protect our intellectual property rights, including in connection with the separation of the North America business;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•	our ability to repurchase the series C preferred stock in connection with a change of control;

•	the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives; and

•
other risks and uncertainties include the timing and likelihood of completion of the proposed combination of the Company and Natura, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed transactions that could reduce anticipated benefits or cause the parties to abandon the transactions; the possibility that the Company’s shareholders may not approve the proposed transactions; the possibility that Natura’s shareholders may not approve the proposed transactions; the possibility that the expected synergies and value creation from the proposed transactions will not be realized or will not be realized within the expected time period; the risk that the businesses of the Company and Natura will not be integrated successfully; disruption from the proposed transactions making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed transactions do not close, including due to the failure to satisfy the closing conditions; the possibility that the intended accounting and tax treatments of the proposed transactions are not achieved; the effect of the announcement, pendency or consummation of the proposed transactions on customers, employees, representatives, suppliers and partners and operating results; as well as more specific risks and uncertainties .

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 11, Contingencies, to the Consolidated Financial Statements included herein.
ITEM 1A. RISK FACTORS

Risks Relating to the Transaction
The timing and completion of the Transaction is subject to a number of important conditions and other uncertainties, and the Merger Agreement may be terminated before the completion of the Transaction in accordance with its terms. As a result, there is no assurance as to whether and when the Transaction will be completed.
As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into a Merger Agreement with Natura Cosméticos, Natura &Co Holding and two subsidiaries of Natura &Co Holding, pursuant to which, in a series of transactions, Avon and Natura Cosméticos will each become direct wholly owned subsidiaries of Natura &Co Holding. The timing and completion of the Transaction is subject to a number of closing conditions, including (i) Avon and Natura Cosméticos shareholder approvals having been obtained in accordance with applicable law, (ii) clearance from competition authorities in certain jurisdictions where Avon and Natura Cosméticos operate, (iii) the absence of any judgment, injunction or other order issued by a court of competent jurisdiction prohibiting the Transaction, (iv) effectiveness of registration statements for Natura &Co Holding’s ADSs, (v) listing approval for Natura &Co Holding’s ADSs on the NYSE, (vi) listing approval for Natura &Co Holding’s shares on the B3 stock exchange under the Novo Mercado listing segment and (vii) subject to certain materiality exceptions, the accuracy of Avon’s, Natura Cosméticos’s and Natura &Co Holding’s representations and warranties in the Merger Agreement and performance by each party of their obligations under the Merger Agreement.
The failure to satisfy the foregoing conditions could delay completion of the Transaction for a significant period of time or prevent it from occurring. Any delay in completing the Transaction could cause us not to realize some or all of its expected benefits. Further, there can be no assurance that the conditions to the closing of the Transaction will be satisfied or, so far as applicable, waived or that the Transaction will be completed. If these conditions are not satisfied or, if applicable, waived by July 22, 2020, the Merger Agreement may be terminated by either party, subject to certain exceptions. Likewise, the Transaction may be completed on terms that differ, perhaps substantially, from those described in the Merger Agreement.
Failure to complete the Transaction could negatively impact our share price and our future business and financial results.
If the Transaction is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transaction, we would be subject to a number of risks, including the following:

•	We may be required, under certain circumstances, to pay Natura Cosméticos a termination fee of approximately U.S.$78.6 million;

•	We may experience negative reactions from the financial markets, including negative impacts on our share prices; and

•	We may experience negative reactions from our customers, regulators and employees.

In addition, we could be subject to litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Transaction is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and/or share price.
In order to complete the Transaction, we and Natura Cosméticos must obtain certain governmental and regulatory approvals, and if such approvals are not granted or are granted with conditions, completion of the Transaction may be jeopardized or the anticipated benefits of the Transaction could be reduced.
Consummation of the Transaction is subject to governmental and regulatory approvals, including approval and review by the Administrative Council for Economic Defense (“CADE”) in Brazil and certain other jurisdictions (or the waiting period with respect thereto shall have expired or been terminated). There is no assurance that all governmental and regulatory approvals will be obtained.
In addition, certain of the governmental authorities from which these authorizations are required have broad discretion in administering the governing regulations. Prior to their authorization of the Transaction, these governmental authorities may impose requirements, limitations or costs, which may result in the delay or abandonment of the Transaction. After the completion of the

AVON PRODUCTS, INC.

Transaction, such governmental authorities may require divestitures or place restrictions on the conduct of our business, which may materially limit our revenues following the Transaction, or otherwise adversely affect, including to a material extent, our strategic plans and its businesses and results of operations.
Furthermore, governmental authorities could seek to block or challenge the Transaction as they deem necessary or desirable in the public interest at any time, including after completion of the Transaction. In addition, in some circumstances, a competitor, customer or other third party could initiate a private action under antitrust laws challenging or seeking to enjoin a portion or all of the Transaction, before it is consummated. We may not prevail and may incur significant costs in defending or settling any action under antitrust laws.
If the Transaction is consummated, the expected benefits from integrating our operations with Natura & Co's operations may not be achieved.
The success of the Transaction will depend, in part, on the ability of Natura Cosméticos and its subsidiaries (including Aesop, The Body Shop and their respective subsidiaries) (collectively, "Natura &Co") and Avon to realize the expected benefits from integrating their respective operations. No assurance can be given that Natura &Co and Avon will be able to integrate their respective operations without encountering difficulties, which may include, among other things, the loss of key employees, diversion of management attention, the disruption of our respective ongoing businesses or possible inconsistencies in standards, procedures and policies. Additionally, Natura &Co and Avon may be required to make unanticipated capital expenditures or investments in order to maintain, integrate, improve or sustain our operations. Integrating our respective operations may involve additional unanticipated costs and financial risks, such as the incurrence of unexpected write-offs, the possible effect of adverse tax and accounting treatments and unanticipated or unknown liabilities relating to Natura &Co or Avon. All of these factors could decrease or delay the expected accretive effect of the Transaction.
Even if our respective operations are successfully integrated, we may not realize the full benefits of the Transaction, including the synergies, cost savings and growth opportunities, within the expected time frame, if at all. Natura &Co and Avon continue to evaluate the estimates of synergies to be realized from, and the fair value accounting allocations associated with, the Transaction. However, the actual cost savings, the costs required to realize the cost savings and the source of the cost savings could differ materially from the estimates of Natura &Co and Avon.
Further, Natura &Co and Avon may not achieve the targeted operating or long-term strategic benefits of the Transaction. In addition, Natura &Co and Avon may not accelerate growth by increasing investments in digital, product innovation and brand initiatives. If Natura &Co and Avon are unable to achieve the objectives, or are not able to achieve our objectives on a timely basis, the anticipated benefits of the Transaction may not be realized fully or at all. An inability to realize the full extent of, or any of, the anticipated benefits of the Transaction could have an adverse effect on the financial condition, results of operations and cash flows of Natura &Co and Avon and could limit Natura &Co’s and Avon’s ability to achieve the anticipated benefits of the Transaction.
The Transaction will result in a change of control under our 2019 facility and 6.95% Notes due 2043.
The Transaction will result in a change of control under our 2019 facility. Upon the occurrence of such a change of control, the 2019 facility provides that the facility will be cancelled and all outstanding utilizations, accrued interest, amounts owing under any ancillary facility and any other amounts outstanding thereunder shall become immediately due and payable. Natura may seek to obtain a waiver of the change of control from the lenders of the 2019 facility. If Natura Cosméticos is unable to obtain a waiver of the change of control or chooses not to seek such a waiver and our 2019 facility is cancelled, there are no assurances that Natura Cosméticos will obtain replacement financing, if at all, or the timing for doing so. If the 2019 facility is cancelled and there is no replacement financing and Natura & Co Holding does not otherwise provide Avon with a source of liquidity, it could adversely impact our business, prospects, reputation and financial condition.
The Transaction will also result in a change of control under our 6.95% Notes due 2043. Natura Cosméticos may seek to obtain a waiver of the change of control from a majority of such notes. If Natura Cosméticos is unable to obtain a waiver of the change of control or chooses not to seek such a waiver, holders of those notes will have the option to have their notes repurchased at a purchase price of 101% plus accrued and unpaid interest. To fund the purchase of any such notes that are tendered in a change of control offer, Natura Cosméticos has obtained committed backstop financing for a senior secured bridge facility, but the availability of such committed financing is subject to customary conditions and there are no assurances that Natura Cosméticos will not obtain alternative financing in lieu thereof and, if so, the terms thereof.

AVON PRODUCTS, INC.

Third parties may terminate or alter existing contracts or relationships with us as a result of the announcement, pendency or completion of the Transaction.
We have contracts with customers, employees, Representatives, suppliers, vendors, distributors, landlords, lenders, licensors, joint venture partners and other business partners, and these contracts may require us to obtain consent from these other parties in connection with the Transaction. If these consents cannot be obtained, the counterparties to these contracts may seek to terminate or otherwise materially adversely alter the terms of such contracts following the Transaction, which in turn may result in us suffering a loss of potential future revenue, incurring contractual liabilities or losing rights that are material to our business. Further, parties with which we have business and operational relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
In addition, current and prospective employees and Representatives may experience uncertainty about their roles following the Transaction and such uncertainty may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees and sales representatives. Any loss or distraction of our customers, employees, Representatives, suppliers, vendors, distributors, landlords, lenders, licensors, joint venture partners and other business partners, could have a material adverse effect on our business, financial condition, operating results and cash flows and could limit our ability to achieve the anticipated benefits of the Transaction. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Transaction or the termination of the Merger Agreement.
The Merger Agreement subjects us to restrictions on our business activities prior to completion of the merger.
The Merger Agreement subjects us to restrictions on our business activities and obligates us to generally operate our business in the ordinary course in all material respects consistent with past practice prior to completion of the Transaction. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Transaction and are outside the ordinary course of business, or otherwise have an adverse effect on our results of operations, cash flows and financial position.
The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Transaction and, in specified circumstances, could require us to pay the other party a termination fee.
We are subject to restrictions on our ability to pursue alternatives to the Transaction. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Avon from considering or proposing such an acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to Avon and their respective shareholders than the Transaction.
The Transaction may be subject to litigation, which could delay the Transaction and prevent the Transaction from being completed.
We may in the future be party to legal proceedings and claims related to the Transaction. Legal challenges to the Transaction could result in an injunction, preventing or delaying the completion of the Transaction.
If the Transaction is consummated, it may limit our ability to utilize existing tax credits
As of December 31, 2018, we had approximately $833 million of foreign tax and other credits available to offset future income for U.S. federal tax purposes. Our ability to utilize such credits to offset future income could be limited, however, if the Company undergoes an “ownership change” within the meaning of Section 382 of the Code. In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by 5% shareholders (as defined in the Code) that exceeds 50 percentage points over the lowest percentage of stock owned by such shareholders at any time over a rolling three-year period. If the 50 percentage points are exceeded, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred credits that may be used to offset taxable income in future years. A number of complex rules apply in calculating this limitation, and any such limitation would depend in part on the market value of the Company at the time of the ownership change and prevailing interest rates at the time of calculation. An ownership change would occur if the Merger were consummated and, accordingly, all or a portion of our deferred tax assets may become subject to this limitation and as a result thereof, our tax liability could increase and our future results of operations and cash flows could be adversely impacted.

AVON PRODUCTS, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1 - 4/30/19	435,124	$2.68	*	*
5/1 - 5/31/19	—	—	*	*
6/1 - 6/30/19	—	—	*	*
Total	435,124	$2.68	*	*

*	These amounts are not applicable as the Company does not have a share repurchase program in effect.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

2.1
Agreement and Plan of Mergers, dated as of May 22, 2019, among Avon Products, Inc., Natura Cosméticos S.A., Nectarine Merger Sub I, Inc., Nectarine Merger Sub II, Inc. and Natura Holding S.A (incorporated by reference to Exhibit 2.1 to Avon's Current Report on Form 8-K filed on May 24, 2019).

3.1	Bylaws of Avon Products, Inc (incorporated by reference to Exhibit 3.1 to Avon's Current Report on Form 8-K filed on May 17, 2019)

4.1
Indenture, dated July 3, 2019, among Avon International Capital p.l.c., the guarantors party thereto and Deustche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on July 3, 2019).

10.1
Parent Shareholder Support Agreement, dated as of May 22, 2019, among Antonio Luiz da Cunha Seabra, Lucia Helena Rios Seabra, Guilherme Peirão Leal, Pedro Luiz Barreiros Passos, Utopia Participações S.A., Felipe Pedroso Leal, Ricardo Pedroso Leal, Passos Participações S.A. and Fundo de Investimento de Ações Veredas - Investimento No Exterior, Natura Cosméticos S.A., Natura Holding S.A. and Avon Products, Inc. (incorporated by reference to Exhibit 10.1 to Avon's Current Report on Form 8-K filed on May 24, 2019).

10.2	Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Appendix A to Avon's Proxy Statement as filed on April 2, 2019).

10.3	Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019).

10.4	Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019).

10.5	Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019).

10.6	Form of Stock Appreciation Right Certificate Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019).

10.7	Form of Stock Option Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019).

10.8	Restricted Stock Unit Award Agreement, effective May 1, 2019, between Avon Products, Inc. and Gustavo Arnal

10.9	Performance-Contingent Restricted Stock Unit Award Agreement, effective May 1, 2019, between Avon Products, Inc. and Gustavo Arnal

'10.10	Option Agreement, effective as of May 1, 2019, between Avon Products, Inc. and Gustavo Arnal

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	August 1, 2019	/s/ Laura Barbrook
Laura Barbrook
Vice President and Corporate
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.