Form 10-Q
period 2019-09-30
AVON PRODUCTS INC
filed 2019-10-31
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
+44-1904-232425
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

The number of shares of Common Stock (par value $0.25) outstanding at September 30, 2019 was 443,525,346.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	September 30, 2019	September 30, 2018
Product sales	$1,117.2	$1,346.3
Other revenue	70.8	77.9
Total revenue	1,188.0	1,424.2
Costs, expenses and other:
Cost of sales	(468.2)	(538.4)
Selling, general and administrative expenses	(622.1)	(698.9)
Operating profit	97.7	186.9

Interest expense	(32.0)	(31.3)
Loss on extinguishment of debt and credit facilities	(8.1)	—
Interest income	2.1	4.3
Other income (expense), net	57.9	22.2
Gain on sale of business/assets	26.8	—
Total other income (expenses)	46.7	(4.8)

Income from continuing operations, before income taxes	144.4	182.1
Income taxes	(31.5)	(68.3)
Income from continuing operations, net of tax	112.9	113.8
Loss from discontinued operations, net of tax	(6.3)	—
Net income	106.6	113.8
Net loss attributable to noncontrolling interests	.3	.7
Net income attributable to Avon	$106.9	$114.5

Earnings (loss) per share
Basic
Basic from continuing operations	$0.21	$0.21
Basic from discontinued operations	(0.01)	—
Basic attributable to Avon	$0.20	$0.21

Diluted
Diluted from continuing operations	$0.21	$0.21
Diluted from discontinued operations	(0.01)	—
Diluted attributable to Avon	$0.20	$0.21
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
(In millions, except per share data)	September 30, 2019	September 30, 2018
Product sales	$3,342.2	$3,924.7
Other revenue	207.5	244.9
Total revenue	3,549.7	4,169.6
Costs, expenses and other:
Cost of sales	(1,482.7)	(1,657.8)
Selling, general and administrative expenses	(1,942.7)	(2,227.0)
Operating profit	124.3	284.8

Interest expense	(95.9)	(102.0)
Loss on extinguishment of debt	(10.1)	(2.9)
Interest income	5.3	12.0
Other income (expense), net	87.3	.3
Gain on sale of business/assets	50.3	—
Total other income (expenses)	36.9	(92.6)

Income before income taxes	161.2	192.2
Income taxes	(78.2)	(136.5)
Income from continuing operations, net of tax	83.0	55.7
Loss from discontinued operations, net of tax	(29.0)	—
Net income	54.0	55.7
Net loss attributable to noncontrolling interests	.7	2.4
Net income attributable to Avon	$54.7	$58.1

Earnings (loss) per share
Basic
Basic from continuing operations	$0.14	$0.09
Basic from discontinued operations	(0.06)	—
Basic attributable to Avon	$0.08	$0.09

Diluted
Diluted from continuing operations	$0.14	$0.09
Diluted from discontinued operations	(0.06)	—
Diluted attributable to Avon	$0.08	$0.09
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2019	September 30, 2018
Net income	$106.6	$113.8
Other comprehensive loss:
Foreign currency translation adjustments	—	0.8
Unrealized losses on revaluation of long-term intercompany balances, net of taxes of $0.0	(19.1)	(4.6)
Change in unrealized gains/losses on cash flow hedges, net of taxes of $0.0	.1	—
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.1	1.6	2.1
Sale of business	(3.4)	—
Total other comprehensive loss, net of income taxes	(20.8)	(1.7)
Comprehensive income	85.8	112.1
Less: comprehensive loss attributable to noncontrolling interests	(.3)	(0.9)
Comprehensive income attributable to Avon	$86.1	$113.0
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018
Net income	$54.0	$55.7
Other comprehensive income:
Foreign currency translation adjustments	1.3	(49.1)
Unrealized losses on revaluation of long-term intercompany balances, net of taxes of $0.0	(19.4)	(48.7)
Change in unrealized gains/losses on cash flow hedges, net of taxes of $0.0	(2.5)	—
Adjustments of and amortization of net actuarial loss and prior service cost, net of taxes of $0.5 and $0.4	4.7	7.8
Sale of business	(3.4)	—
Total other comprehensive loss, net of income taxes	(19.3)	(90.0)
Comprehensive income (loss)	34.7	(34.3)
Less: comprehensive loss attributable to noncontrolling interests	(.8)	(2.8)
Comprehensive income (loss) attributable to Avon	$35.5	$(31.5)

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 (Audited) and September 30, 2019 (Unaudited)

(In millions)	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$564.2	$532.7
Accounts receivable, net	303.0	349.7
Inventories	499.4	542.0
Prepaid expenses and other	265.4	272.0
Assets held for sale	18.3	65.6
Total current assets	1,650.3	1,762.0
Property, plant and equipment, at cost	1,101.4	1,207.8
Less accumulated depreciation	(624.4)	(650.2)
Property, plant and equipment, net	477.0	557.6
Right-of-use assets	172.3	—
Goodwill	82.5	87.4
Deferred tax asset	174.2	212.6
Other assets	513.9	390.4
Total assets	$3,070.2	$3,010.0
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$116.2	$12.0
Accounts payable	642.0	816.5
Accrued compensation	104.4	85.5
Other accrued liabilities	387.9	451.3
Sales taxes and taxes other than income	98.2	103.9
Income taxes	10.4	15.9
Held for sale liabilities	—	11.4
Current liabilities of discontinued operations	14.2	—
Total current liabilities	1,373.3	1,496.5
Long-term debt	1,589.1	1,581.6
Long-term operating lease liability	141.7	—
Employee benefit plans	128.2	128.3
Long-term income taxes	127.4	136.2
Other liabilities	74.6	72.1
Total liabilities	3,434.3	3,414.7

Series C convertible preferred stock	511.1	492.1

Shareholders’ Deficit
Common stock	190.4	190.3
Additional paid-in capital	2,310.5	2,303.6
Retained earnings	2,270.0	2,234.3
Accumulated other comprehensive loss	(1,049.7)	(1,030.4)
Treasury stock, at cost	(4,603.3)	(4,602.3)
Total Avon shareholders’ deficit	(882.1)	(904.5)
Noncontrolling interests	6.9	7.7
Total shareholders’ deficit	(875.2)	(896.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,070.2	$3,010.0

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net income	$106.6	$113.8	$54.0	$55.7
Loss from discontinued operations, net of tax	(6.3)	—	(29.0)	—
Income from continuing operations, net of tax	112.9	113.8	83.0	55.7
Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities:
Depreciation	18.1	19.5	54.6	61.1
Amortization	5.9	6.5	18.7	20.3
Provision for doubtful accounts	28.2	40.7	86.9	126.9
Provision for obsolescence	6.0	9.2	22.2	22.5
Share-based compensation	3.7	2.0	8.9	9.5
Foreign exchange losses (gains)	.6	(9.5)	(6.7)	4.0
Deferred income taxes	14.4	(28.3)	21.7	(28.5)
Impairment loss on assets	2.1	—	15.4	—
Gain on sale of business / assets	(26.8)	—	(50.3)	—
Certain Brazil indirect taxes	(118.3)	(194.7)	(118.3)	(194.7)
Other	11.5	11.0	16.7	14.2
Changes in assets and liabilities:
Accounts receivable	(15.2)	(43.4)	(56.1)	(93.4)
Inventories	(7.9)	(32.1)	10.1	(131.8)
Prepaid expenses and other	18.9	(39.9)	34.1	(38.2)
Accounts payable and accrued liabilities	(21.5)	45.9	(232.8)	(30.7)
Income and other taxes	(1.7)	74.4	5.5	74.1
Noncurrent assets and liabilities	(.6)	63.3	(18.9)	60.7
Net cash provided (used) by operating activities of continuing operations	30.3	38.4	(105.3)	(68.3)
Cash Flows from Investing Activities
Capital expenditures	(10.3)	(23.0)	(42.8)	(71.0)
Disposal of assets	1.0	.9	1.8	2.3
Net proceeds from sale of business / assets	23.4	—	99.9	—
Other investing activities	1.0	—	1.0	(3.3)
Net cash provided (used) by investing activities of continuing operations	15.1	(22.1)	59.9	(72.0)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	(7.4)	3.6	(6.9)	(6.8)
Proceeds from debt	400.0	—	400.0	—
Repayment of debt	(275.5)	(.3)	(275.8)	(238.9)
Repurchase of common stock	.1	.1	(1.0)	(3.1)
Costs associated with debt issue / repayment	(16.4)	—	(25.4)	—
Proceeds from monetization of COFINS tax credits	19.4	—	19.4	—
Other financing activities	.7	(6.2)	.5	(6.3)
Net cash provided (used) by financing activities of continuing operations	120.9	(2.8)	110.8	(255.1)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(10.2)	—	(14.8)	—
Net cash used by discontinued operations	(10.2)	—	(14.8)	—

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(12.9)	(4.8)	(15.2)	(33.5)
Net increase in cash and cash equivalents, and restricted cash	143.2	8.7	35.4	(428.9)
Cash and cash equivalents, and restricted cash at beginning of period(1)	428.6	443.9	536.4	881.5
Cash and cash equivalents, and restricted cash at end of period (2)	$571.8	$452.6	$571.8	$452.6

The accompanying notes are an integral part of these statements.
(1)The balance at the beginning of the nine month period ended September 30, 2019 includes cash and cash equivalents of $3.7 classified as Held for sale assets in our Consolidated Balance Sheets.
(2)The balance at the end of the three and nine month period ended September 30, 2019 includes restricted cash of $7.6 related to the sale of Avon Manufacturing (Guangzhou), Ltd classified as Cash and cash equivalents in our Consolidated Balance Sheets.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2018	761.8	$190.3	$2,303.6	$2,234.3	$(1,030.4)	319.4	$(4,602.3)	$7.7	$(896.8)
Net loss	—	—	—	(32.7)	—	—	—	(.8)	(33.5)
Other comprehensive (loss) income	—	—	—		(4.0)	—	—	.1	(3.9)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.2)	—	—	—	—	(6.2)
Exercise/ vesting/ expense of share-based compensation	1.3	.3	(1.5)	—	—	—	—	—	(1.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—	—	—	—	.1	0.1
Balances at March 31, 2019	763.1	$190.6	$2,302.1	$2,195.4	$(1,034.4)	319.4	$(4,602.3)	$7.1	$(941.5)
Net loss	—	—	—	(19.5)	—	—	—	.4	(19.1)
Other comprehensive income	—	—	—	—	5.5	—	—	—	5.5
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.4)	—	—	—	—	(6.4)
Exercise/ vesting/ expense of share-based compensation	—	—	5.4	—	—	—	—	—	5.4
Repurchase of common stock	.1	.1	—	—	—	.5	(1.0)	—	(1.0)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.1	—	—	—	—	—	—	—	(.3)	(.3)
Balances at June 30, 2019	763.2	$190.7	$2,307.5	$2,169.5	$(1,028.9)	319.9	$(4,603.3)	$7.2	$(957.3)
Net income	—	—	—	$106.9	—	—	—	(.3)	106.6
Other comprehensive income	—	—	—	—	(20.8)	—	—	—	(20.8)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.4)	—	—	—	—	(6.4)
Exercise/ vesting/ expense of share-based compensation	.3	.3	3.0	—	—	—	—	—	3.3
Repurchase of common stock	(.1)	(.6)	—	—	—	—	—	—	(.6)
Balances at September 30, 2019	763.4	$190.4	$2,310.5	$2,270.0	$(1,049.7)	319.9	$(4,603.3)	$6.9	$(875.2)

The accompanying notes are an integral part of these statements.

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2017	758.7	$189.7	$2,291.2	$2,320.3	$(926.2)	318.4	$(4,600.0)	$10.3	$(714.7)
Net loss	—	—	—	(20.3)	—	—	—	(.8)	(21.1)
Revenue Recognition Cumulative catch up	—	—	—	(41.1)	—	—	—	—	(41.1)
Other comprehensive income	—	—	—		35.2			.4	35.6
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.0)	—	—	—	—	(6.0)
Exercise/ vesting/ expense of share-based compensation	2.2	.6	2.5	(.4)	—	(.1)	.9	—	3.6
Repurchase of common stock	—	—	—	—	—	.9	(2.7)	—	(2.7)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—	—	—	—	(.2)	(.2)
Balances at March 31, 2018	760.9	$190.3	$2,293.7	$2,252.5	$(891.0)	319.2	$(4,601.8)	$9.7	$(746.6)
Net loss	—	—	—	(36.1)	—	—	—	(.9)	(37.0)
Other comprehensive loss	—	—	—	—	(123.4)	—	—	(.4)	(123.8)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.0)	—	—	—	—	(6.0)
Exercise/ vesting/ expense of share-based compensation	.8	—	3.8	(.4)	—	—	—	—	3.4
Repurchase of common stock	—	—	—	—	—	.2	(.5)	—	(.5)
Balances at June 30, 2018	761.7	$190.3	$2,297.5	$2,210.0	$(1,014.4)	319.4	$(4,602.3)	$8.4	$(910.5)
Net loss	—	—	—	114.5	—	—	—	(.7)	113.8
Other comprehensive loss	—	—	—	—	(1.5)	—	—	(.2)	(1.7)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.2)	—	—	—	—	(6.2)
Exercise/ vesting/ expense of share-based compensation	—	—	1.6	—	—	—	—	—	1.6
Balances at September 30, 2018	761.7	190.3	2,299.1	2,318.3	(1,015.9)	319.4	(4,602.3)	7.5	(803.0)
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
For interim Consolidated Financial Statements purposes, we generally provide for accruals under our various employee benefit plans for each quarter based on one quarter of the estimated annual expense, and adjust these accruals as estimates are refined. In addition, our income tax provision is determined using an estimate of our consolidated annual effective tax rate, adjusted in the current period for discrete income tax items including:
•the effects of significant, unusual or extraordinary pretax and income tax items, if any;
•withholding taxes recognized associated with cash repatriations; and
•the impact of loss-making subsidiaries for which we cannot recognize an income tax benefit and subsidiaries for which an effective tax rate cannot be reliably estimated.
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
The lease liability is recognized based on the present value of the remaining fixed or in-substance fixed lease payments discounted using our incremental borrowing rates. We use a specific incremental borrowing rate for our material leases, which is determined based on the geography, nature of the asset and term of the lease. These rates are determined based on inputs provided by external banks and updated periodically. The lease liability includes the exercise of a purchase option only if we are reasonably certain to exercise as of the commencement date of the lease. The residual value guarantee amount is only included in the lease liability calculation to the extent payment is probable to the lessor as of the commencement of the lease. The ROU asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by Avon and excluding any lease incentives received from the Lessor.
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
Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheet; we recognize lease expense for these leases over their lease term. See Note 9, Leases, to the Consolidated Financial Statements contained herein for further details.
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
In January 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. We intend to adopt this new accounting guidance effective January 1, 2020. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
2. EARNINGS PER SHARE AND SHARE REPURCHASES
We compute earnings per share ("EPS") using the two-class method, which is a earnings allocation formula that determines loss per share for common stock and loss allocated to convertible preferred stock and participating securities, as appropriate. The earnings allocated to convertible preferred stock are the larger of 1) the preferred dividends accrued in the period or 2) the percentage of earnings from continuing operations allocable to the preferred stock as if they had been converted to common stock. Our participating securities are our grants of restricted stock and restricted stock units, which contain non-forfeitable rights to dividend equivalents to the extent any dividends are declared and paid on our common stock. We compute basic EPS by dividing net income (loss) allocated to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2019	2018	2019	2018
Numerator from continuing operations:
Income from continuing operations, less amounts attributable to noncontrolling interests	$113.2	$114.5	$83.7	$58.1
Less: Earnings allocated to participating securities	1.6	1.4	1.2	.7
Less: Earnings allocated to convertible preferred stock	18.6	18.8	19.0	18.1
Income from continuing operations allocated to common shareholders	93.0	94.3	63.5	39.3
Numerator from discontinued operations:
Loss from discontinued operations	$(6.3)	$—	$(29.0)	$—
Loss allocated to common shareholders	(6.3)	—	(29.0)	—
Numerator attributable to Avon:
Net income attributable to Avon	$106.9	$114.5	$54.7	$58.1
Less: Earnings allocated to participating securities	1.6	1.4	1.2	.7
Less: Earnings allocated to convertible preferred stock	18.6	18.8	19.0	18.1
Income allocated to common shareholders	86.7	94.3	34.5	39.3
Denominator:
Basic EPS weighted-average shares outstanding	442.4	442.3	442.7	441.8
Diluted effect of assumed conversion of stock-based compensation	.2	—	.2	—
Diluted effect of assumed conversion of preferred stock	—	—	—	—
Diluted EPS adjusted weighted-average shares outstanding	442.6	442.3	442.9	441.8
Earnings per Common Share from continuing operations:
Basic	$0.21	$0.21	$0.14	$0.09
Diluted	$0.21	$0.21	$0.14	$0.09
Loss per Common Share from discontinued operations:
Basic	$(0.01)	$—	$(0.06)	$—
Diluted	$(0.01)	$—	$(0.06)	$—
Earnings per Common Share attributable to Avon:
Basic	$0.20	$0.21	$0.08	$0.09
Diluted	$0.20	$0.21	$0.08	$0.09
Amounts in the table above may not necessarily sum due to rounding.
During the three and nine months ended September 30, 2019, we did not include stock options to purchase 8.6 million and 16.6 million shares, respectively, of Avon common stock in the calculation of diluted EPS as the exercise prices of those options were greater than the average market price. Since the inclusion of such shares would be anti-dilutive, these are excluded from the calculation. During the three and nine months ended September 30, 2018, we did not include stock options to purchase 18.1 million shares and 17.6 million shares, respectively, of Avon common stock in the calculation of diluted EPS for the same reason.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
For the three and nine months ended September 30, 2019 and 2018, respectively, it is more dilutive to assume the series C convertible preferred stock is not converted into common stock; therefore, the weighted-average shares outstanding were not adjusted by the as-if converted series C convertible preferred stock because the effect would be anti-dilutive. The inclusion of the series C convertible preferred stock would increase the earnings per share for the three and nine months ended September 30, 2019 and 2018. If the as-if converted series C convertible preferred stock had been dilutive, approximately 87.1 million additional shares would have been included in the diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2019 and 2018. See Note 6, Related Party Transactions, to the Consolidated Financial Statements contained herein.
We purchased approximately 0.5 million shares of Avon common stock for $1.5 during the first nine months of 2019, as compared to approximately 1.1 million shares of Avon common stock for $3.2 during the first nine months of 2018, through acquisition of stock from employees in connection with tax payments upon the vesting of restricted stock units and performance restricted stock units.

3. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE AND DIVESTITURES

Discontinued Operations
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus Capital Management, L.P. ("Cerberus"). The agreements resulted in the separation of the Company's North America business, which represented the Company's operations in the United States, Canada and Puerto Rico, from the Company into New Avon Company, formerly New Avon LLC ("New Avon"), a privately-held company majority-owned and managed by Cerberus NA Investor LLC (an affiliate of Cerberus). The Company retained an investment of 19.9% ownership interest in New Avon. These transactions closed on March 1, 2016, from that date, resolution of contingent liabilities relating to Avon's ownership and operation of the North America business prior to its separation from the Company into New Avon have been treated as discontinued operations. Refer to Divestitures section below for information relating to the sale of New Avon.
The Company incurred costs during the three and nine months ended September 30, 2019 following the resolution of certain contingent liabilities related to its ownership and operation of the North America business prior to its separation into New Avon.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Selling, general and administrative expenses	$6.3	$29.0
Operating loss	$(6.3)	$(29.0)
Loss from discontinued operations, net of tax	$(6.3)	$(29.0)

There were no amounts recorded in discontinued operations for the three and nine months ended September 30, 2018.

Assets and Liabilities Held for Sale
The major classes of assets and liabilities comprising Held for sale assets and Held for sale liabilities on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 are shown in the following table.

September 30, 2019
Current Held for sale assets
Property, Plant & Equipment (net)	$18.3
$18.3

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
The Company, in line with the Open Up Avon strategy, identified two additional properties to be sold which met the held for sale criteria under Accounting Standard Codification ("ASC") 360, Property, Plant and Equipment as of September 30, 2019. The Company expects to close these transactions within a year.
Refer to Divestitures section below for information on the sale of Avon Manufacturing (Guangzhou), Rye Office, Malaysia Maximin and New Avon.

Divestitures
Rye Office
On June 26, 2019, we completed the sale of the Rye office for a selling price of $23.2, less expenses of approximately $0.8, resulting in proceeds of $22.4. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows.
In the second quarter of 2019, we recorded a gain on sale of $9.9 before and after tax, which is reported separately in the Consolidated Statements of Operations. The gain recorded represents the difference between the proceeds and the carrying value of the Rye office on the date of sale. During the first quarter of 2019, we refined the calculation for the Held for sale assets which gave rise to an additional $.2 in assets.
Malaysia Maximin
On May 9, 2019, we completed the sale of all of the equity interests in Maximin Corporation Sdn Bhd ("Malaysia Maximin") for a total selling price of $7.8. The cash proceeds of $7.6, net of expenses, are presented within investing activities in the Consolidated Statement of Cash Flows.
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
China manufacturing
On February 15, 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd., of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total selling price of $71.0, less expenses of approximately $1.1. The selling price included $23.5 relating to outstanding intercompany loans payable to Avon Manufacturing (Guangzhou), Ltd. from other Avon subsidiaries that was presented as financing activities in the Consolidated Statement of Cash Flows when settled in April 2019. The cash proceeds of $46.4, net of loan amounts, are presented as investing activities in the Consolidated Statement of Cash Flows, which includes $7.6 of restricted cash as of September 30, 2019, refer to Note 4, Restricted Cash to the Consolidated Financial Statements contained herein.

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
New Avon
In April 2019, we signed an agreement with LG Household & Health Care Ltd. to sell our 19.9% ownership interest in New Avon. During August, 2019, we completed the sale of New Avon for a selling price of $24.5. Expenses were approximately $1.1, resulting in cash proceeds of $23.4. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows.
In the third quarter of 2019, we recorded a gain on sale of $26.8 before and after tax, which is reported in the Consolidated Statements of Operations as Gain on sale of business/asset. The gain recorded represents the total proceeds and the release of accumulated other comprehensive income of $3.4.
Our recorded investment balance in New Avon at September 30, 2019 and December 31, 2018 was zero.

4. RESTRICTED CASH

Restricted cash is related to the sale of Avon Manufacturing (Guangzhou), Ltd. as described in Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures to the Consolidated Financial Statements contained herein.

Restricted cash is subject to legal restrictions imposed by the Equity Purchase Agreement between TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd., Avon Asia Holdings Company and Avon Products (China) Co., Ltd. related to the sale of Avon Manufacturing (Guangzhou), Ltd. These deposits are not available for general use by the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows for the nine month period ended September 30, 2019.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$564.2	$532.7
Long-term restricted cash(1)	7.6	—
Held for sale cash and cash equivalents	—	3.7
Cash and cash equivalents, and restricted cash at end of period per the statement of cash flows	$571.8	$536.4
(1) Long-term restricted cash is presented in other assets in our Consolidated Balance Sheets.

5. INVESTMENT IN NEW AVON
In connection with the separation of the Company's North America business, which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus. In April 2019, Avon and Cerberus signed an agreement with LG Household & Health Care Ltd. for the sale of New Avon, including our 19.9% ownership interest. This transaction closed on August 14, 2019. See Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for additional information.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
6. RELATED PARTY TRANSACTIONS
The following tables present the related party transactions with New Avon, affiliates of Cerberus and the Instituto Avon in Brazil. There are no other related party transactions. On August 14, 2019, we sold our investment in New Avon to LG Household & Health Care Ltd. Upon completion of the sale, New Avon is no longer a related party. See Note 3, Discontinued Operation, Assets and Liabilities Held for Sale and Divestitures, to the Consolidated Financial Statements contained herein, for further details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$3.5	$7.3	$12.0	$20.3
Gross profit from sale of product to New Avon(1)	$.1	$.6	$.2	$1.3

Cost of sales for purchases from New Avon(2)	$.7	$.9	$2.1	$2.1

Selling, general and administrative expenses related to New Avon:
Transition services, intellectual property, technical support and innovation and subleases(3)	$—	$(.6)	$(.2)	$(4.3)
Project management team(4)	.6	$.2	$4.0	$1.0
Net reduction of selling, general and administrative expenses	$.6	$(.4)	$3.8	$(3.3)

Interest income from Instituto Avon(5)	$—	$.1	$.1	$.1

	September 30, 2019	December 31, 2018
Balance Sheet Data
Inventories(6)	N/A	$.3
Receivables due from New Avon(6)	N/A	$7.0
Receivables due from Instituto Avon(5)	$2.0	$3.2
Payables due to New Avon(6)	N/A	$.2
Payables due to an affiliate of Cerberus(7)	$2.1	$.6
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. On August 14, 2019, the Company sold it's investment in New Avon to LG Household & Health Care Ltd, from this point New Avon is no longer a related party. Transactions entered into with New Avon for the three month and nine month periods ended September 30, 2019 have been disclosed above.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement discussed in footnote (1) above. The Company purchased $.5 and $.7 from New Avon associated with this agreement during the three months ended September 30, 2019 and 2018, respectively, and recorded $.7 and $.9 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the three months ended September 30, 2019 and 2018, respectively. The Company purchased $1.6 and $1.9 from New Avon associated with this agreement during the nine months ended September 30, 2019 and 2018, respectively, and recorded $2.1 and $2.1 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the nine months ended September 30, 2019 and 2018, respectively. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd; from this point New Avon is no longer a related party. Transactions entered into with New Avon for the three month and nine month periods ended September 30, 2019 have been disclosed above.
(3) The Company also entered into a transition services agreement to provide certain services to New Avon, which expired on October 31, 2018, as well as an intellectual property license agreement, an agreement for technical support and innovation and sublease for office space. The net amounts recorded within selling, general and administrative expenses generally represent a recovery of the related costs.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the implementation of the Company’s strategic initiatives. The Company recorded net cost of $.6 and $.2 in selling, general and administrative expenses associated with these agreements during the three months ended September 30, 2019 and 2018, respectively, and recorded $4.0 and $1.0 in selling, general and administrative expenses associated with these agreements during the nine months ended September 30, 2019 and 2018, respectively. See Note 15, Restructuring Initiatives to the Consolidated Financial Statements contained herein, for additional information related to the Company's strategic initiatives.
(5) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, R$12 million (Brazilian real) for an unsecured 5-year term at a fixed interest rate of 7% per annum, to be paid back in five equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with the board and executive team comprised of Avon Brazil management. The purpose of the loan was to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment. During the third quarter of 2019 Institutio Avon repaid $1 million of the loan.
(6) On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd, from this point New Avon is no longer a related party. Therefore at September 30, 2019, we do not have any related party balances with New Avon.
(7) The payables due to an affiliate of Cerberus relate to the agreement for the project management team, and were classified within other accrued liabilities in our Consolidated Balance Sheets.
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. As of September 30, 2019, the Company has a liability of $.8 for the estimated value of such standby letters of credit.
Series C Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435.0. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $84.8 as of September 30, 2019. Series C convertible preferred stock and accrued dividends of $511.1 on the Consolidated Balance Sheet at September 30, 2019 is stated net of $8.7 of costs incurred in connection with the issuance of the Series C convertible preferred stock in 2016. There were no dividends declared in the nine months ended September 30, 2019 and 2018.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
7. REVENUE

Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended September 30, 2019
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$125.2	$129.3	$44.0	$27.7	$326.2	$—	$326.2
Fragrance	129.2	100.2	47.1	19.1	295.6	—	295.6
Color	70.7	69.3	20.3	11.3	171.6	—	171.6
Total Beauty	325.1	298.8	111.4	58.1	793.4	—	793.4
Fashion & Home:
Fashion	46.4	37.6	19.4	40.5	143.9	—	143.9
Home	6.4	56.1	43.7	6.0	112.2	—	112.2
Total Fashion & Home	52.8	93.7	63.1	46.5	256.1	—	256.1
Certain Brazil indirect taxes*	—	67.7	—	—	67.7	—	67.7
Product sales	377.9	460.2	174.5	104.6	1,117.2	—	1,117.2
Representative fees	20.0	28.7	10.2	1.7	60.6		60.6
Other	.4	5.1	—	—	5.5	4.7	10.2
Other revenue	20.4	33.8	10.2	1.7	66.1	4.7	70.8
Total revenue	$398.3	$494.0	$184.7	$106.3	$1,183.3	$4.7	$1,188.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$133.7	$137.8	$38.2	$29.3	$339.0	$—	$339.0
Fragrance	139.5	113.8	54.9	23.7	331.9	—	331.9
Color	80.1	76.5	21.2	14.2	192.0	—	192.0
Total Beauty	353.3	328.1	114.3	67.2	862.9	—	862.9
Fashion & Home:
Fashion	58.9	46.0	25.1	44.7	174.7	—	174.7
Home	8.7	68.6	56.0	6.8	140.1	.2	140.3
Total Fashion & Home	67.6	114.6	81.1	51.5	314.8	.2	315.0
Brazil IPI tax release**	—	168.4	—	—	168.4	—	168.4
Product sales	420.9	611.1	195.4	118.7	1,346.1	.2	1,346.3
Representative fees	21.8	33.7	11.6	1.8	68.9	.1	69.0
Other	.2	.6	—	—	.8	8.1	8.9
Other revenue	22.0	34.3	11.6	1.8	69.7	8.2	77.9
Total revenue	$442.9	$645.4	$207.0	$120.5	$1,415.8	$8.4	$1,424.2

	Nine Months Ended September 30, 2019
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$400.9	$386.1	$144.2	$90.2	$1,021.4		$1,021.4
Fragrance	386.9	313.0	140.7	56.1	896.7		896.7
Color	246.6	196.2	63.4	35.4	541.6		541.6
Total Beauty	1,034.4	895.3	348.3	181.7	2,459.7	—	2,459.7
Fashion & Home:
Fashion	162.1	117.7	61.4	123.2	464.4		464.4
Home	21.3	178.3	131.0	19.8	350.4		350.4
Total Fashion & Home	183.4	296.0	192.4	143.0	814.8	—	814.8
Certain Brazil indirect taxes*	—	67.7	—	—	67.7	—	67.7
Product sales	1,217.8	1,259.0	540.7	324.7	3,342.2	—	3,342.2
Representative fees	63.5	87.0	30.5	5.2	186.2		186.2
Other	.8	5.7	—	.1	6.6	14.7	21.3
Other revenue	64.3	92.7	30.5	5.3	192.8	14.7	207.5
Total revenue	$1,282.1	$1,351.7	$571.2	$330.0	$3,535.0	$14.7	$3,549.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Nine Months Ended September 30, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$457.4	$423.4	$128.8	$90.9	$1,100.5	$6.4	$1,106.9
Fragrance	446.5	363.9	160.9	62.4	1,033.7	2.9	1,036.6
Color	299.0	237.9	62.8	40.3	640.0	4.8	644.8
Total Beauty	1,202.9	1,025.2	352.5	193.6	2,774.2	14.1	2,788.3
Fashion & Home:
Fashion	211.5	142.4	70.1	125.2	549.2	3.0	552.2
Home	25.6	213.1	153.9	21.2	413.8	2.0	415.8
Total Fashion & Home	237.1	355.5	224.0	146.4	963.0	5.0	968.0
Brazil IPI tax release**	—	168.4	—	—	168.4	—	168.4
Product sales	1,440.0	1,549.1	576.5	340.0	3,905.6	19.1	3,924.7
Representative fees	71.5	105.1	33.4	4.9	214.9	2.0	216.9
Other	.5	4.4	—	.1	5.0	23.0	28.0
Other revenue	72.0	109.5	33.4	5.0	219.9	25.0	244.9
Total revenue	$1,512.0	$1,658.6	$609.9	$345.0	$4,125.5	$44.1	$4,169.6

* 2019 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $68, in our Consolidated Income Statements. See Note 14 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
**2018 includes the impact of the Brazil IPI, which was recorded in product sales of approximately $168, in our Consolidated Income Statements. See Note 11, Contingencies, to the Consolidated Financial Statements contained herein for further information.

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
The following table provides information about receivables and contract liabilities from contracts with customers at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts receivable, net of allowances of $65 and $93	$303.0	$349.7
Contract liabilities	$49.1	$84.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the nine months ended September 30, 2019, we recognized $67.2 of revenue related to the contract liability balance at the beginning of the nine month period ended September 30, 2019, as the result of performance obligations satisfied. In addition, we deferred an additional $32.9 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at September 30, 2019 as compared with December 31, 2018.
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
8. INVENTORIES

Components of Inventories	September 30, 2019	December 31, 2018
Raw materials	$131.2	$157.8
Finished goods	368.2	384.2
Total	$499.4	$542.0

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

	Classification	September 30, 2019	January 1, 2019
Assets
Operating right-of-use assets	Right-of-use asset	$172.3	$187.5
Finance right-of-use assets	Property, Plant and Equipment	2.5	3.2
Total right-of-use assets		174.8	190.7

Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$43.9	$45.4
Finance lease liabilities	Other accrued liabilities	1.0	1.1
Total current lease liabilities		44.9	46.5

Noncurrent
Operating lease liabilities	Long-term operating lease liability	$141.7	$155.9
Finance lease liabilities	Long-term debt	1.5	1.9
Total noncurrent lease liabilities		$143.2	$157.8

Total lease liability		$188.1	$204.3

AVON PRODUCTS, INC.

The table below shows the lease income and expenses recorded in the Consolidated Statement of Operations incurred during the three and nine months ended September 30, 2019.

		Three months ended September 30,	Nine months ended September 30,
Lease Costs	Classification	2019	2019
Operating lease cost (1)	Selling, general and administrative expenses	$16.9	$49.9
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	.4	1.2
Interest on lease liabilities	Interest Expense	.1	.2
Short-term leases costs	Selling, general and administrative expenses	.9	2.9
Sublease income (2)	Selling, general and administrative expenses	(2.5)	(8.3)
Net lease cost		$15.8	$45.9
(1) Includes variable lease costs which are immaterial. These are presented in selling, general and administrative expenses in our Consolidated Statements of Operations.
(2) Sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The maturity analysis of the finance and operating lease liabilities is reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted finance and operating lease liabilities as recognized in the September 30, 2019 Consolidated Balance Sheet:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$15.4	$.3	$15.7
2020	55.3	1.1	56.4
2021	46.1	.8	46.9
2022	38.3	.5	38.8
2023	25.7	.1	25.8
2024	18.4	—	18.4
Thereafter	29.1	—	29.1
Total lease payments	$228.3	$2.8	$231.1
Less: Interest	42.7	.3	43.0
Present value of lease liabilities	$185.6	$2.5	$188.1

At December 31, 2018 our operating and finance lease obligations by due dates were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$56.4	$1.1	$57.5
2020	42.0	.6	42.6
2021	35.3	.4	35.7
2022	31.1	.2	31.3
2023	22.4	.1	22.5
Thereafter	46.9	.1	47.0
Total lease payments(1)	$234.1	$2.5	$236.6
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

AVON PRODUCTS, INC.

Policies to the Consolidated Financial Statements contained herein), the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.0
Finance leases	2.7
Weighted-average discount rate
Operating leases	8.5%
Finance leases	10.7%

The table below sets out the classification of lease payments in the Consolidated Statement of Cash Flows. The right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the three and nine months ended September 30, 2019.

Other Information	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating Cash Flows From Operating Leases	$16.2	$47.9
Financing Cash Flows From Finance Leases	.3	1.0
Cash Paid For Amounts Included In Measurement of Liabilities	$16.5	$48.9

Right-of-use Assets Obtained In Exchange For New Finance Liabilities	$—	$.9
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	$8.5	$33.9

10. EMPLOYEE BENEFIT PLANS

	Three Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Service cost(1)	$.3	$.6	$.9	$1.1	$—	$—
Interest cost	.6	.6	3.5	3.4	.3	.2
Expected return on plan assets	(.8)	(1.0)	(7.2)	(7.3)	—	—
Amortization of prior service credit	—	—	—	(.1)	—	(.1)
Amortization of net actuarial losses	.6	.7	1.1	1.5	—	.1
Net periodic benefit costs(1)	$.7	$.9	$(1.7)	$(1.4)	$.3	$.2

	Nine Months Ended September 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Service cost(1)	$1.3	$2.4	$2.9	$3.5	$—	$.1
Interest cost	1.8	1.8	11.2	11.6	.9	.8
Expected return on plan assets	(2.4)	(2.6)	(22.8)	(23.9)	—	—
Amortization of prior service credit	—	—	—	(.1)	—	(.3)
Amortization of net actuarial losses	2.0	3.3	3.7	5.1	—	.1
Settlements/curtailments	—	—	0.1	—	—	—
Net periodic benefit costs(1)	$2.7	$4.9	$(4.9)	$(3.8)	$.9	$.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
(1) Service cost is presented in selling, general and administrative expenses in our Consolidated Statements of Operations. The components of net periodic benefit costs other than service cost are presented in other income (expense), net in our Consolidated Statements of Operations.
During the nine months ended September 30, 2019, we made $1 of contributions to the U.S. and contributions of $3 to the non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2019, we anticipate contributing approximately $0 to $5 and approximately $0 to $5 to fund our U.S. and non-U.S. defined benefit pension and postretirement benefit plans, respectively.
11. CONTINGENCIES
Brazilian Tax Assessments
In December 2012, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received an excise tax (IPI) assessment for the year 2008. The assessment totals approximately $293, including penalties and accrued interest. As in prior IPI cases that have been resolved in Avon’s favor, this assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil Manufacturing did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. On April 18, 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $62 (including associated penalty and interest), subject to Federal Revenue appeal. The remaining $231 of the assessment was upheld at the second administrative level. On April 20, 2018, we appealed this decision in the third administrative level where the matter remains pending resolution. We expect to have a decision by the end of 2019.

On October 3, 2017, Avon Brazil Manufacturing received a new tax assessment notice regarding IPI for 2014 on grounds similar to the 2012 assessment. The 2017 IPI assessment totals approximately $228, including penalties and accrued interest. On April 2, 2018, Avon was notified of an unfavorable decision at the first administrative level. On February 25, 2019, this IPI assessment was upheld at the second administrative level and on April 11, 2019 we appealed this decision to the third administrative level. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2017 IPI assessment is unfounded.

In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary for us to provide monetary security in the full amount of the debt to pursue further appeals in the judicial levels, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2010 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded, however, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. At September 30, 2019, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil was no longer required to remit the taxes associated with IPI into a judicial deposit. On June 12, 2018, we received a decision authorizing Avon to withdraw the amount held as a judicial deposit, substituting it by letter of guarantee, which was presented. On June 29, 2018, the tax authorities presented an appeal against that decision. On July 30, 2018, the funds were received in our bank account. As of September 30, 2018, due in part to recent

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
judicial decisions across the industry and other developments, we concluded, supported by the opinion of legal counsel, that the Executive Decree is unconstitutional. We therefore assessed the IPI tax under ASC 450, Contingencies and determined that the risk of loss is reasonably possible but not probable. Accordingly, we released the associated liability as of September 30, 2018 of approximately $195 and ceased accruing the IPI taxes from October 1, 2018. The liability had been classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheet, and the release was recorded in product sales and other income (expense), net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements for the quarter ended September 30, 2018.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company's Consolidated Income Statements and Consolidated Statements of Cash Flows as Avon Brazil would have to remit the reasonably possible amount of $249 to the taxing authorities (including the judicial deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
A favorable judicial ruling to our objection of this IPI tax would also have an adverse effect on the Company's Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounts to approximately $77 at September 30, 2019. This reserve would be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2019, there were 106 individual cases pending against the Company. During the three months ended September 30, 2019, 16 new cases were filed and 28 cases were dismissed, settled, or otherwise resolved. The value of our settlements in this area thus far has not been material, either individually or in the aggregate. Additional similar cases arising out of the use of the Company's talc products are reasonably anticipated.

We believe that the claims asserted against us in these cases are without merit. We are defending vigorously against these claims and will continue to do so. To date, the Company has not proceeded to trial in any case filed against it and there have been no findings of liability enforceable against the Company. However, nationwide trial results in similar cases filed against other manufacturers of cosmetic talc products have ranged from outright dismissals to very large jury awards of both compensatory and punitive damages. Given the inherent uncertainties of litigation, we cannot predict the outcome of all individual cases pending against the Company, and we are only able to make a reasonable estimate for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining cases, we provide an estimate of exposure on an aggregated and ongoing basis, which takes into account the historical outcomes of all cases we have resolved to date. Any accruals currently recorded on the Company’s balance sheet with respect to these cases are not material. Other than these accruals, we are at this time unable to estimate our reasonably possible or probable losses. However, any adverse outcomes, either in an individual case or in the aggregate, could be material. Future costs to litigate these cases, which we expense as incurred, are not known but may be significant, though some costs will be covered by insurance.

Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at September 30, 2019 is approximately $12 and, accordingly, we have recognized a liability for this amount.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2019, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at June 30, 2019	$(935.2)	$(2.1)	$(4.3)	$(90.7)	$3.4	$(1,028.9)
Other comprehensive loss other than reclassifications	(19.1)	(.1)	—	—	—	(19.2)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0	—	.2	—	—	—	.2
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	—	1.6	—	1.6
Sale of New Avon	—	—	—	—	(3.4)	(3.4)
Total reclassifications into earnings	—	.2	—	1.6	(3.4)	(1.6)
Balance at September 30, 2019	$(954.3)	$(2.0)	$(4.3)	$(89.1)	$—	$(1,049.7)

Three Months Ended September 30, 2018	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at June 30, 2018	$(923.5)	$(4.3)	$(90.0)	$3.4	$(1,014.4)
Other comprehensive loss other than reclassifications	(3.6)	—	—	—	(3.6)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.1(1)	—	—	2.1	—	2.1
Total reclassifications into earnings	—	—	2.1	—	2.1
Balance at September 30, 2018	$(927.1)	$(4.3)	$(87.9)	$3.4	$(1,015.9)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2018	$(936.2)	$.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)
Other comprehensive loss other than reclassifications	(18.1)	(3.6)	—	—	—	(21.7)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0	—	1.1	—	—	—	1.1
Amortization of net actuarial loss and prior service cost, net of tax of $0.5(1)	—	—	—	4.7	—	4.7
Sale of New Avon	—	—	—	—	(3.4)	(3.4)
Total reclassifications into earnings	—	1.1	—	4.7	(3.4)	2.4
Balance at September 30, 2019	$(954.3)	$(2.0)	$(4.3)	$(89.1)	$—	$(1,049.7)

Nine Months Ended September 30, 2018:	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2017	$(829.6)	$(4.3)	$(95.7)	$3.4	$(926.2)
Other comprehensive loss other than reclassifications	(97.5)	—	—	—	(97.5)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.4(1)	—	—	7.8	—	7.8
Total reclassifications into earnings	—	—	7.8	—	7.8
Balance at September 30, 2018	$(927.1)	$(4.3)	$(87.9)	$3.4	$(1,015.9)

(1) Gross amount reclassified to other income (expense), net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.
Foreign exchange net loss of $5.1 and net gain of $1.2 for the three months ended September 30, 2019 and 2018, respectively, and foreign exchange net losses of $5.8 and $2.5 for the nine months ended September 30, 2019 and 2018, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).
13. SEGMENT INFORMATION
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of global marketing and digital expenses based on actual revenues. Segment profit excludes global expenses other than the allocation of marketing and digital, costs to implement ("CTI") restructuring initiatives (see Note 15, Restructuring Initiatives to the Consolidated Financial Statements contained herein), certain significant asset impairment charges, and other expenses, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2019	2018	2019	2018
Europe, Middle East & Africa	$398.3	$442.9	$1,282.1	$1,512.0
South Latin America*	494.0	645.4	1,351.7	1,658.6
North Latin America	184.7	207.0	571.2	609.9
Asia Pacific	106.3	120.5	330.0	345.0
Total revenue from reportable segments*	1,183.3	1,415.8	3,535.0	4,125.5
Other operating segments and business activities(1)	4.7	8.4	14.7	44.1
Total revenue*	$1,188.0	$1,424.2	$3,549.7	$4,169.6

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Profit	2019	2018	2019	2018
Segment Profit
Europe, Middle East & Africa	$47.6	$46.1	$165.8	$194.9
South Latin America*	118.4	194.1	207.4	276.5
North Latin America	17.0	14.3	52.6	54.1
Asia Pacific	9.4	9.6	36.9	27.3
Total profit from reportable segments*	$192.4	$264.1	$462.7	$552.8
Other operating segments and business activities(1)	.9	1.1	2.0	2.7
Unallocated global expenses	(58.9)	(58.5)	(187.3)	(216.3)
CTI restructuring initiatives	(17.5)	(19.8)	(116.7)	(54.4)
Other expenses(2)	(19.2)	—	(36.4)	—
Operating profit*	$97.7	$186.9	$124.3	$284.8

* 2019 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $68, in our Consolidated Income Statements. See Note 14 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information. 2018 includes the impact of the Brazil IPI, which was recorded in product sales of approximately $168, in our Consolidated Income Statements. See Note 11, Contingencies, to the Consolidated Financial Statements contained herein for further information.

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
(2) Other expenses includes primarily professional fees incurred in relation to the Natura transaction, and other impairment losses on assets. Refer to Note 21, Agreement and Plan of Mergers with Natura Cosmeticos S.A., to the Consolidated Financial Statements contained herein for more information relating to the Natura transaction.

14. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2019 and December 31, 2018, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2019	December 31, 2018
Prepaid taxes and tax refunds receivable	$155.1	$145.0
Receivables other than trade	47.7	69.2
Prepaid brochure costs, paper and other literature	12.0	14.9
Other	50.6	42.9
Prepaid expenses and other	$265.4	$272.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
At September 30, 2019 and December 31, 2018, other assets included the following:

Components of Other Assets(1)	September 30, 2019	December 31, 2018
Net overfunded pension plans	$95.2	$88.1
Capitalized software	81.0	89.3
Judicial deposits	67.9	74.1
Long-term receivables	186.4	73.2
Trust assets associated with supplemental benefit plans	39.4	37.0
Tooling (plates and molds associated with our beauty products)	12.6	12.6
Other	31.4	16.1
Other assets	$513.9	$390.4
(1) Deferred tax asset balance as of September 30, 2019 and December 31, 2018 is presented separately in the Consolidated Balance Sheet
Long-term receivables includes approximately $118 of certain Brazil indirect taxes (COFINS), recognized in the three months ended September 30, 2019. Approximately $68 and $50 was recorded in product sales and other income (expense), net, in our Consolidated Income Statements following favorable judicial decisions in the three months ending September 30, 2019. The corresponding tax charge on this transaction is approximately $23 and is included in the deferred tax asset balance as of September 30, 2019 which is presented separately in the Consolidated Balance Sheet.
During the three months ended September 30, 2019, we entered into an arrangement to sell the rights to a portion of these credits, in the amount of approximately $80. The Company has the option to repurchase these credits for a period of three years. This transaction resulted in a cash inflow of approximately $19, which is presented as a financing activity in the Consolidated Statements of Cash Flows. The sale of credits is accounted for as a financing arrangement, therefore the receivables have not been derecognized and a financing liability of approximately $19 has been recognized.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
15. RESTRUCTURING INITIATIVES
Transformation Plan and Open Up Avon
Open Up Avon
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. The commercial elements of the strategy were developed to help increase Representative earnings and thereby retention. Elements of the Representative strategy include improvements in service functions, increased training on utilization of digital tools to expand her consumer reach, product bundling and regimens designed to help improve her earnings opportunity and sharper more targeted product innovation to drive brand relevancy. Cost savings under this plan are targeted as annualized cost savings of approximately $400 by 2021, and expected to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce. The structural reset of inventory will result in lower operational and ongoing obsolescence costs. Over the longer term, it will result in a more concentrated focus on high-turn, higher margin products, driving greater earnings for Representatives due to lessened discount pressure and enhanced service levels. The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018. At September 30, 2019, we are trending ahead of the expected 10% global workforce reduction as announced in January 2019, to align with ongoing operating model changes and to create a leaner organization that is better aligned with Avon’s current and future business focus. This reduction is incremental to an 8% reduction of the global workforce that was completed in 2018. The restructuring charge relating to the global workforce reduction, which was approved by the Board of Directors in January 2019, forms an integral part of the Open Up Avon initiative, the impacts of this are disclosed below. We initiated the Open Up Avon strategy to enable us to achieve our goals of low-single-digit Constant $ revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and information technology infrastructure initiatives. As a result of Open Up Avon restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $227.4 before taxes, of which $10.8 and $84.1 was recorded during the three and nine months ended September 30, 2019, respectively, in our Consolidated Statements of Operations.
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
As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $214.4 before taxes, of which $6.7 and $9.0 was recorded during the three and nine months ended September 30, 2019, respectively, in our Consolidated Statements of Operations. There are no further restructuring actions to be taken associated with our Transformation Plan, as beginning in the third quarter of 2018, all new restructuring actions approved operate under our new Open Up Avon plan described above.
Costs to Implement Restructuring Initiatives - Three and Nine Months Ended September 30, 2019 and 2018
During the three months ended September 30, 2019, we recorded net costs to implement of $17.5, of which $10.8 related to Open Up Avon and $6.7 related to the Transformation Plan in our Consolidated Statements of Operations. During the three months ended September 30, 2018, we recorded costs to implement of $19.8, of which $19.1 related to Open Up Avon and .7 related to the Transformation Plan in our Consolidated Statements of Operations.
During the nine months ended September 30, 2019, we recorded net costs to implement of $93.2, of which $84.1 related to Open Up Avon, $9.0 related to the Transformation Plan, and $.1 related to other restructuring initiatives, in our Consolidated Statements of Operations. During the nine months ended September 30, 2018, we recorded costs to implement of $54.4 of which $19.1 related to Open Up Avon, $36.0 related to the Transformation Plan and $.7 benefit related to other restructuring initiatives in our Consolidated Statements of Operations.
The costs during the three and nine months ended September 30, 2019 and 2018 consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
CTI recorded in operating profit - COGS
Manufacturing asset write-offs	$1.1	$—	$10.9	$—
Inventory write-off	(2.1)	(.1)	1.0	1.0
	(1.0)	(.1)	11.9	1.0

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	3.2	6.4	51.9	31.9
Implementation costs, primarily related to professional service fees	7.8	11.8	33.7	17.5
Dual running costs	3.7	—	8.2	—
Contract termination and other net benefits	(.1)	(1.7)	4.5	(1.0)
Impairment of other assets	.1	2.5	2.4	2.5
Accelerated depreciation	2.3	.9	2.6	2.5
Variable lease charges	1.5	—	1.5	—
	18.5	19.9	104.8	53.4

CTI recorded in operating profit	17.5	19.8	116.7	54.4

CTI recorded in other (income) expense
Gain on sale of Rye Office	—	—	(9.9)	—
Gain on sale of Malaysia Maximin	—	—	(3.3)	—
Gain on sale of China business (relating mainly to foreign currency translation adjustment gain)	—	—	(10.3)	—

Total CTI	$17.5	$19.8	$93.2	$54.4

Open Up Avon	$10.8	$19.1	$84.1	$19.1
Transformation Plan	$6.7	$0.7	$9.0	$36.0
Other	$—	$—	$.1	$(.7)

The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Statements of Operations for the restructuring actions associated with Open Up Avon at September 30, 2019 is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Employee-Related Costs	Inventory/Assets Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2018	$19.6	$—	$—	$1.1	$20.7
2019 charges	$56.1	$14.3	$(10.9)	$4.4	63.9
Adjustments	(3.6)	—	—	(.1)	(3.7)
Cash payments	(46.2)	—	—	(2.5)	(48.7)
Non-cash write-offs	—	(14.3)	10.9	—	(3.4)
Foreign exchange	(3.0)	—	—	—	(3.0)
Balance at September 30, 2019	$22.9	$—	$—	$2.9	$25.8

The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan as of September 30, 2019 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2018	$34.4	$3.6	$38.0
2019 charges	(0.7)	.2	(.5)
Cash payments	(26.3)	(2.3)	(28.6)
Foreign exchange	.1	—	.1
Balance at September 30, 2019	$7.5	$1.5	$9.0
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2019.
The following table presents the restructuring charges incurred to date, under Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Open Up Avon
Charges incurred to-date	$78.9	$104.1	$5.1	$(10.9)	$177.2
Estimated charges to be incurred on approved initiatives	—	—	1.7	—	1.7
Total expected charges on approved initiatives	$78.9	$104.1	$6.8	$(10.9)	$178.9

Transformation Plan
Charges incurred to-date	$127.3	$2.4	$40.9	$3.4	$174.0
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$127.3	$2.4	$40.9	$3.4	$174.0
The charges, net of adjustments, of initiatives under the Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
Open Up Avon
2018	$32.2	$36.4	$27.9	$14.4	$6.2	$117.1
First quarter 2019	13.5	12.7	2.9	(3.2)	7.3	33.2
Second quarter 2019	4.5	13.7	4.3	(1.2)	3.9	25.2
Third quarter 2019	(.8)	1.6	.4	.4	.1	1.7
Charges incurred to-date	49.4	64.4	35.5	10.4	17.5	177.2
Estimated charges to be incurred on approved initiatives	1.7					1.7
Total expected charges on approved initiatives	$51.1	$64.4	$35.5	$10.4	$17.5	$178.9

Transformation Plan
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	9.1	16.8	74.4
2017	.9	5.6	(.6)	(.5)	49.4	54.8
2018	5.0	4.1	.6	.6	13.4	23.7
First quarter 2019	(1.1)	—	—	—	.3	(.8)
Second quarter 2019	—	—	—	—	—	—
Third quarter 2019	(.1)	.5	—	—	.1	.5
Charges incurred to-date	35.6	23.4	4.4	9.2	101.4	174.0
Estimated charges to be incurred on approved initiatives	—	—	—	—	—	—
Total expected charges on approved initiatives	$35.6	$23.4	$4.4	$9.2	$101.4	$174.0
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

16. GOODWILL

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Net balance at December 31, 2018	$18.0	$66.8	$2.6	$87.4

Changes during the period ended September 30, 2019:
Foreign exchange	(1.0)	(3.9)	—	(4.9)
Net balance at September 30, 2019	$17.0	$62.9	$2.6	$82.5

17. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$4.0	$—	$4.0
Foreign exchange forward contracts	$—	$17.0	$17.0
Total	$4.0	$17.0	$21.0
Liabilities:
Foreign exchange forward contracts	$—	$2.0	$2.0
Total	$—	$2.0	$2.0
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2019 and December 31, 2018, respectively, consisted of the following:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$4.0	$4.0	$3.8	$3.8
Debt maturing within one year(1)	(116.2)	(117.4)	(12.0)	(12.0)
Long-term debt(1)	(1,589.1)	(1,696.7)	(1,581.6)	(1,460.2)
Foreign exchange forward contracts	15.0	15.0	(5.1)	(5.1)
(1) The carrying value of debt maturing within one year and long-term debt is presented net of debt issuance costs and includes any related discount or premium and unamortized deferred gains on terminated interest-rate swap agreements, as applicable.
The methods and assumptions used to estimate fair value are as follows:
•Available-for-sale securities - The fair values of these investments were the quoted market prices for issues listed on securities exchanges.
•Debt maturing within one year and long-term debt - The fair values of our debt and other financing were determined using Level 2 inputs based on indicative market prices.
•Foreign exchange forward contracts - The fair values of forward contracts were estimated based on quoted forward foreign exchange prices at the reporting date.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at September 30, 2019:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$—	Accounts payable	$1.9

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$17.0	Accounts payable	$.1
Total derivatives		$17.0		$2.0

The fair value of derivative instruments outstanding was immaterial at December 31, 2018.
Interest Rate Risk
A portion of our borrowings is subject to interest rate risk. In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. As of September 30, 2019, we do not have any interest-rate swap agreements. Approximately 7% and 1% of our debt portfolio, at September 30, 2019 and December 31, 2018, respectively, was exposed to floating interest rates. For the purpose of this calculation, we consider all short-term debt to be exposed to floating interest rates.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which was amortized as a reduction of interest expense until repayment of the underlying debt obligations in June 2018, at which point the remaining unamortized balance was fully released to the Consolidated Statement of Operations. The net impact of the gain amortization was zero for both the three and nine months ended September 30, 2019, and zero and $6.0 for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, there was no unamortized deferred gain associated with the March 2012 interest-rate swap termination as the underlying debt obligations have been paid.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2019, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $893.3 for various currencies, of which $13.1 were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency translation impact recognized in earnings relating to the associated intercompany loans. During the three and nine months ended September 30, 2019, we recorded gains of $35.1 and $57.0, respectively, in other income (expense), net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the three and nine months ended September 30, 2018, we recorded a gain of $2.0 and a loss of $1.1, respectively, in other income (expense), net in our Consolidated Statements of Operations related to other undesignated foreign exchange forward contracts.
During the first quarter of 2019, we discontinued our program to hedge foreign exchange risk relating to forecasted operational transactions. The last of our designated cash flow hedges will expire during the first quarter of 2020. Our designated hedges did not have a material impact on our Consolidated Financial Statements for the nine months ended September 30, 2019.
19. DEBT
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the "2015 facility").
In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly-owned foreign subsidiary of the Company, entered into a three-year €200.0 million senior secured revolving credit facility (the "2019 facility"). As of September 30, 2019 this amounted to $218. The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time. There were no amounts

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
drawn under the 2015 revolving credit facility on the date of termination and no early termination penalties were incurred. In the first quarter of 2019, $2.0 was recorded for the write-off of unamortized issuance costs related to the 2015 revolving credit facility. As of September 30, 2019, there were no amounts outstanding under the 2019 facility. The 2019 facility will terminate in February 2022; provided, however, that it shall terminate on the 91st day prior to the maturity of the 4.60% Notes (as defined below), if on such 91st day, the applicable notes are not redeemed, repaid, discharged, defeased or otherwise refinanced in full. In the first quarter of 2019, the Company capitalized $11.0 of issue costs relating to the new revolving credit facility; this resulted in a cash outflow presented in other financing activities within the Consolidated Statement of Cash Flows.
As of September 30, 2019, we were in compliance with our interest coverage and net leverage ratios under the 2019 facility. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by an obligor, which, as of September 30, 2019, was approximately $23. As of September 30, 2019, based on then applicable exchange rates, the entire amount of the remaining 2019 facility, which is approximately €179 million, could have been drawn down without violating any covenant.
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
As of September 30, the remaining aggregate principal amount of the 4.60% Notes was $112.3 which will mature on March 15, 2020. In July 2019, AIC issued $400.0 Senior Secured Notes (the 2019 Notes), the proceeds of which were partially used to purchase an aggregate principal amount of $274.8 of the 4.60% Notes. In the third quarter of 2019, AIC capitalized $9 of issue costs relating to the 2019 Notes, this resulted in a cash outflow presented in other financing activities within the Consolidated Statement of Cash Flows.

Senior Secured Notes
In August 2016, AIO issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $500.0 in aggregate principal amount of 7.875% Senior Secured Notes, which will mature on August 15, 2022 (the "2016 Notes"). Interest on the 2016 Notes is payable semi-annually on February 15 and August 15 of each year.
In July 2019, AIC issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $400.0 in aggregate principal amount of 6.5% Senior Secured Notes, which will mature on August 15, 2022 (the "2019 Notes"). Interest on the 2019 Notes is payable semi-annually on February 15 and August 15 of each year.

20. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of September 30, 2019, our annual effective tax rate, excluding discrete items, is 25.2% for 2019, as compared to 23.6% as of September 30, 2018.
The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2019 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K. based costs, such as interest on debt and corporate overhead. Withholding taxes associated with the relatively consistent intercompany payments are accounted for discretely and accrued in the provision for income taxes as they become due.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
The provision for income taxes for the three months ended September 30, 2019 and 2018 was $31.5 and $68.3, respectively. Our effective tax rates for the three months ended September 30, 2019 and 2018 were 21.8% and 37.5%, respectively. The effective tax rates for the three months ended September 30, 2019 and 2018 were impacted by CTI restructuring charges which could not all be benefitted, country mix of earnings and withholding taxes. The effective tax rate for the three months ended September 30, 2019 was also favorably impacted by the accrual of miscellaneous income tax benefits of approximately $2.3. The effective tax rate for the three months ended September 30, 2018 was also favorably impacted by the accrual of tax benefits of approximately $14.0 associated with the initial recognition of tax benefits associated with Avon’s interpretation of case law, net releases of tax reserves of approximately $3.1 associated with our uncertain tax positions and other net benefits of approximately $1.9.
The provision for income taxes for the nine months ended September 30, 2019 and 2018 was $78.2 and $136.5, respectively. Our effective tax rates for the nine months ended September 30, 2019 and 2018 were 48.5% and 71.0%. The effective tax rates for the nine months ended September 30, 2019 and 2018 were impacted by CTI restructuring charges which could not all be benefitted, country mix of earnings and withholding taxes. The effective tax rate for the nine months ended September 30, 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $5.2 associated with the release of income tax reserves of approximately $3.0 associated with our uncertain tax positions and other net, miscellaneous income tax benefits of approximately $2.2. The effective tax rate for the nine months ended September 30, 2018 was also favorably impacted by the accrual of tax benefits of approximately $14.0 associated with the initial recognition of tax benefits associated with Avon’s interpretation of recent case law, the recognition of approximately $4.1 of deferred tax assets that had previously been subject to a full valuation allowance and other net benefits of approximately $1.0 offset with a net increase of approximately $10.9 associated with our uncertain tax positions.

In its final analysis of the impacts of the Tax Cuts and Job Act (the "TCJA") during the fourth quarter of 2018, the Company elected to treat income taxes associated with Global Intangible Low-Taxed Income ("GILTI"), as a period cost. As a result, the 2019 provision for income taxes reflects this treatment. The 2018 provision for income taxes was also calculated treating GILTI as a period cost. For both periods, GILTI did not have a material effect. The TCJA has significant complexity. The Company has considered the published guidance provided by the various Federal and state regulatory authorities into the calculation of its income tax provisions available as of September 30, 2019 and September 30, 2018 for the respective periods ended September 30, 2019 and September 30, 2018.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
21. AGREEMENT AND PLAN OF MERGERS WITH NATURA COSMÉTICOS S.A.
On May 22, 2019, the Company entered into an Agreement and Plan of Mergers (as amended, the "Merger Agreement") with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), Nectarine Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Natura &Co Holding ("Merger Sub I"), and Nectarine Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Merger Sub I ("Merger Sub II"), pursuant to which (i) Natura &Co Holding will, after the completion of certain restructuring steps, hold all issued and outstanding shares of Natura Cosméticos, (ii) Merger Sub II will merge with and into Avon, with Avon surviving the merger and (iii) Merger Sub I will merge with and into Natura &Co Holding, with Natura &Co Holding surviving the merger and as a result of which Avon will become a wholly owned direct subsidiary of Natura &Co Holding (collectively, the "Transaction"). If the Transaction is completed, Avon and Natura Cosméticos will each become wholly owned subsidiaries of Natura &Co Holding.

If the Transaction is completed, each share of Avon common stock issued and outstanding immediately prior to the consummation of the Transaction will be converted into the right to receive, at the election of the holder thereof, (i) 0.300 validly issued and allotted, fully paid-up American Depositary Shares of Natura &Co Holding, each representing one Natura &Co Holding Share ("Natura &Co Holding ADSs") against the deposit of two shares of common stock of Natura &Co Holding ("Natura &Co Holding Shares"), subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding ADSs or (ii) 0.600 validly issued and allotted, fully paid-up Natura &Co Holding Shares, subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding Shares, and each share of Avon series C preferred stock held by Cleveland Apple Investor L.P. issued and outstanding immediately prior to the consummation of the Transaction will be automatically converted into the right to receive an amount in cash without interest equal to the Stated Value (as defined in Avon's certificate of incorporation) of such shares of series C preferred stock. Upon the consummation of the Transaction, Natura &Co Holding Shares are expected to be listed on the B3 S.A. - Brasil, Bolsa, Balcão stock exchange (the "B3") and Natura &Co Holding ADSs are expected to be listed on the New York Stock Exchange (the "NYSE"). Additionally, upon the consummation of the Transaction, Avon common stock will cease to be traded on the NYSE.

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

The Company has incurred costs to date of $27 in relation to the Transaction, primarily professional fees. It is expected that additional costs will be incurred prior to or at the closing of the Transaction, including approximately $31 with respect to professional fees that are contingent on the successful closing of the Transaction.

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
During the nine months ended September 30, 2019, revenue decreased 15% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the nine month period ended September 30, 2019 as well as the IPI tax release in the prior year. Excluding the impact of Brazil indirect taxes, Adjusted revenue was down 13%, impacted by the unfavorable impact of foreign exchange which resulted in a decrease in Adjusted Constant $ Revenue of 5%.
Adjusted Revenue and Adjusted Constant $ revenue declines were primarily driven by Europe Middle East & Africa markets, in particular Russia. Russia continued to be impacted by lower market consumption, as well as weaker sales leader engagement. The latter has been actively addressed in the second quarter of 2019 through a heavy focus on recruitment which resulted in Active Representatives growth in the third quarter in comparison to both the prior year and the prior quarters.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 10%, partially offset by higher Average Representative Sales. While Revenue and Constant $ revenue have declined, this is a consequence of our intent to improve productivity by increasing Average Representative Sales, primarily through price/mix expansion. Average Representative Sales were also favorably impacted by Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics increase in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Units sold decreased 14%, driven by declines in Brazil and Russia.
See "Segment Review" in this management's discussion and analysis of financial condition and results of operations ("MD&A") for additional information related to changes in revenue by segment.
Agreement and Plan of Mergers with Natura Cosméticos S.A.
On May 22, 2019, we entered into an Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding pursuant to which, in a series of transactions, Avon and Natura Cosméticos will become direct wholly owned subsidiaries of Natura &Co Holding (the "Transaction"). For additional information, see Note 21, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein, and our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2019. Please also see our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2019 and our Definitive Proxy Statement filed with the Commission on October 4, 2019 in conjunction with our Special Meeting of Shareholders that is scheduled for November 13, 2019.
Open Up Avon
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. The commercial elements of the strategy were developed to help increase Representative earnings and thereby retention. Elements of the Representative strategy include improvements in service functions, increased training on utilization of digital tools to expand her consumer reach, product bundling and regimens designed to help improve her earnings opportunity and sharper more targeted product innovation to drive brand relevancy. Cost savings under this plan are targeted as annualized cost savings of approximately $400 by 2021, and expected to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce. The structural reset of inventory will result in lower operational and ongoing obsolescence costs. Over the longer term, it will result in a more concentrated focus on high-turn, higher margin products, driving greater earnings for Representatives due to lessened discount pressure and enhanced service

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

levels. The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018. At September 30, 2019, we are trending ahead of the expected 10% global workforce reduction as announced in January 2019, to align with ongoing operating model changes and to create a leaner organization that is better aligned with Avon’s current and future business focus. This reduction is incremental to an 8% reduction of the global workforce that was completed in 2018. The restructuring charge relating to the global workforce reduction, which was approved by the Board of Directors in January 2019, forms an integral part of the Open Up Avon initiative, the impacts of this are disclosed below. We initiated the Open Up Avon strategy to enable us to achieve our goals of low-single-digit Constant $ revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and information technology infrastructure initiatives.
During 2018, we estimate that we achieved total cost savings of $40 attributable to Open Up Avon, primarily related to tax and interest, when compared to our costs in 2017. In addition, during the nine months ended September 30, 2019, we estimate that we achieved cost savings of $161. These savings included both run-rate savings from Open Up Avon actions in 2018, along with in-year savings from current year initiatives.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $227 before taxes to-date associated with Open Up Avon, which includes $88 relating to the structural reset of inventory. The costs of approximately $227 before taxes incurred to-date associated with Open Up Avon includes $177 of employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and $50 related to professional service fees, dual running costs, accelerated depreciation and gain on sale of business. Of these costs, $84 was recorded during the nine months ended September 30, 2019. The additional charges not yet incurred associated with the restructuring actions approved as at September 30, 2019 of $5 to $10 before taxes are expected to be recorded primarily in 2019. At September 30, 2019, we have liabilities of approximately $35 associated with our restructuring actions, primarily associated with Open Up Avon. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2019. For additional details on restructuring initiatives, see Note 15, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
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
RESULTS OF OPERATIONS—THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
Performance Metrics
Within this MD&A, in addition to our key financial metrics of revenue, operating profit and operating margin, we define additional performance metrics in our 2018 Annual Report on Form 10-K. We have renamed the Change in Average Order metric to Change in Average Representative Sales. We have also added a new metric showing the change in Active Representatives in the current quarter compared to the prior quarter. In addition, we have modified the definition of free cash flow to include proceeds from the monetization of COFINS tax credits present in cash provided by financing activities. The definitions of these metrics are included below.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Performance Metrics	Definition
Change in Average Representative Sales	This metric is a measure of Representative productivity. The calculation is the difference of the year-over-year change in revenue on a Constant $ basis and the Change in Active Representatives. Change in Average Representative Sales may be impacted by a combination of factors such as inflation, units, product mix, and/or pricing.
Change in Active Representatives compared to prior quarter	This metric is a measure of the percentage change in the number of Active Representative between the current quarter and the prior quarter of the same year.
Free cash flow	During the quarter, the Company defined free cash flow as net cash provided (used) by operating activities of continuing operations plus net cash provided (used) by investing activities of continuing operations plus the proceeds from the monetization of COFINS tax credits presented within net cash provided (used) by financing activities of continuing operations.
Since the second quarter of 2019, references to "net sales" have been replaced with "product sales", as it was considered a more accurate description of the nature of the balance. There have been no changes to what constitutes this balance.
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) certain Brazil indirect taxes; 2) CTI restructuring initiatives; 3) Natura transaction fees and impairment losses on assets; 4) costs associated with the early termination of debt; and 5) one-time tax items that are not associated with recurring, normal operations ("Special tax items").

(1) The three and nine month periods ended September 30, 2019 include the impact of certain Brazil indirect taxes, which were recorded in product sales and other income (expense), net in the amounts of approximately $68 and approximately $51, respectively, in our Consolidated Income Statements. See Note 14, Supplemental balance sheet information, to the Consolidated Financial Statements contained herein for further information. The corresponding tax impact is $23. The three and nine month periods ended September 30, 2018 included the impact of the Brazil IPI tax release, which was recorded in product sales and other income (expense), net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements. See Note 11, Contingencies, to the Consolidated Financial Statements contained herein for further information. The Brazil IPI tax release also included approximately $66 recorded in income taxes.

(2) CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 15, Restructuring Initiative, to the Consolidated Financial Statements contained herein for further information.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

(3) In three and nine month periods ended September 30, 2019, the Company recorded approximately $19 and $36 respectively, of other expenses, primarily professional fees incurred in relation to the Natura transaction and impairment losses on assets. See Note 21, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements contained herein and "Agreement and Plan of Mergers with Natura Cosméticos S.A., in this MD&A for further information.

(4)  During the third quarter of 2019, the Company incurred costs of $8 associated with the early termination of debt.

(5) The Special tax items includes the impact on the provision for income taxes in the Consolidated Statements of Operations for the nine month period ended September 30, 2018 due to one-time tax reserves of approximately $15 associated with our uncertain tax positions. See Note 20, Income Taxes, to the Consolidated Financial Statements included herein and "Effective Tax Rate" in this MD&A for more information.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	%/Basis Point Change	2019	2018	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$1,188.0	$1,424.2	(17)%	$3,549.7	$4,169.6	(15)%
Cost of sales	(468.2)	(538.4)	(13)%	(1,482.7)	(1,657.8)	(11)%
Selling, general and administrative expenses	(622.1)	(698.9)	(11)%	(1,942.7)	(2,227.0)	(13)%
Operating profit	97.7	186.9	(48)%	124.3	284.8	(56)%
Interest expense	(32.0)	(31.3)	2%	(95.9)	(102.0)	(6)%
Interest income	2.1	4.3	(51)%	5.3	12.0	(56)%
Other income (expense), net	57.9	22.2	*	87.3	0.3	*
Gain on sale of business / assets	26.8	—	100%	50.3	—	100%
Loss on extinguishment of debt and credit facilities	(8.1)	—	(100)%	(10.1)	(2.9)	*
Income from continuing operations, before income taxes	144.4	182.1	(21)%	161.2	192.2	(16)%
Income from continuing operations, net of tax	112.9	113.8	(1)%	83.0	55.7	49%
Net income attributable to Avon	$106.9	$114.5	(7)%	$54.7	$58.1	(6)%

Diluted income per share attributable to Avon	$.20	$.21	(5)%	$.08	$.09	(11)%

Advertising expenses(1)	$(22.7)	$(32.1)	(29)%	$(50.4)	$(93.2)	(46)%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$1,188.0	$1,424.2	(17)%	$3,549.7	$4,169.6	(15)%
Certain Brazil Indirect taxes	(67.7)	(168.4)		(67.7)	(168.4)
Adjusted revenue	$1,120.3	$1,255.8	(11)	$3,482.0	$4,001.2	(13)%

Gross margin	60.6%	62.2%	(160)	58.2%	60.2%	(200)
Certain Brazil Indirect taxes	(2.4)	(5.1)	270	(.7)	(1.6)	90
CTI restructuring	(.1)	—		.3	—	—
Adjusted gross margin	58.1%	57.1%	100	57.8%	58.6%	(80)

Selling, general and administrative expenses as a % of total revenue	52.4%	49.1%	330	54.7%	53.4%	130
Certain Brazil Indirect taxes	3.0	6.4	(340)	1.0	2.2	(120)
CTI restructuring	(1.6)	(1.4)	(20)	(3.0)	(1.3)	(170)
Natura transaction fees and impairment losses on assets	(1.6)	—	(160)	(1.0)	—	(100)
Adjusted selling, general and administrative expenses as a % of total revenue	52.2%	54.1%	(200)	51.7%	54.3%	(260)

Operating profit	$97.7	$186.9	(48)%	$124.3	$284.8	(56)%
Certain Brazil Indirect taxes	(67.7)	(168.4)		(67.7)	(168.4)
CTI restructuring	17.5	19.8		116.7	54.4
Natura transaction fees and impairment losses on assets	19.2	—		36.4	—
Adjusted operating profit	$66.7	$38.3	74%	$209.7	$170.8	23%

Operating margin	8.2%	13.1%	(490)	3.5%	6.8%	(330)
Certain Brazil Indirect taxes	(5.3)	(11.5)	620	(1.8)	(3.8)	200
CTI restructuring	1.5	1.4	10	3.3	1.3	200

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	%/Basis Point Change	2019	2018	%/Basis Point Change
Natura transaction fees and impairment loss on assets	1.6	—	160	1.0	—	100
Adjusted operating margin	6.0%	3.0%	300	6.0%	4.3%	170

Change in Constant $ Adjusted operating margin(2)			310			230

Income before taxes	$144.4	$182.1	*	$161.2	$192.2	(16)%
Certain Brazil Indirect taxes	(118.3)	(194.7)		(118.3)	(194.7)
CTI restructuring	17.5	19.8		93.2	54.4
Natura transaction fees and impairment loss on assets	26.7	—		43.9	—
Adjusted income before taxes	$70.3	$7.2	*	$180.0	$51.9	*

Income taxes	$(31.5)	$(68.3)	(54)%	$(78.2)	$(136.5)	(43)%
Certain Brazil Indirect taxes	23.0	66.2		23.0	66.2
CTI restructuring	(1.5)	(2.3)		(11.8)	(4.4)
Special tax items	—	3.7		—	18.4
Adjusted income taxes	$(10.0)	$(0.7)	1329%	$(67.0)	$(56.3)	19%

Effective tax rate	21.8%	37.5%		48.5%	71.0%
Adjusted effective tax rate	14.2%	9.7%		37.2%	108.5%

Net cash provided (used) by operating activities of continuing operations	$30.3	$38.4	(21)%	$(105.3)	$(68.3)	54%
Net cash provided (used) by investing activities of continuing operations	15.1	(22.1)		59.9	(72.0)
Proceeds from monetization of COFINS tax credits	19.4	—		19.4	—
Free cash flow provided (used) by continuing operations	$64.8	$16.3	298%	$(26.0)	$(140.3)	(81)%

Performance Metrics
Change in Active Representatives compared to prior year			(10)%			(10)%
Change in Active Representatives compared to prior quarter			1%
Change in units sold			(15)%			(14)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended September 30, 2019
Revenue
During the three months ended September 30, 2019, revenue decreased 17% compared to the prior-year period, significantly impacted by indirect tax items in Brazil in the current year and the Brazil IPI tax release in the prior year. Excluding these items, Adjusted revenue decreased 11% unfavorably impacted by foreign exchange. Constant $ Adjusted revenue decreased 7%.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 10%, across multiple markets. Average Representative Sales decreased 1% on a reported basis, unfavorably impacted by foreign exchange and Constant $ Average Representative Sales increased 4%. While Revenue, Adjusted revenue and Constant $ Adjusted revenue have declined, this is a consequence of our intent to improve productivity by increasing Average Representative Sales. Average Representative Sales were

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

impacted by improved price/mix as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics increase in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Units sold decreased 15%, driven by declines in Brazil.
On a category basis, our product sales from reportable segments and associated growth rates were as follows:

	Three Months Ended September 30,		% Change
	2019	2018	US$	Constant $
Beauty:
Skincare	$326.2	$338.9	(4)%	1%
Fragrance	295.6	332.1	(11)	(6)
Color	171.6	192.0	(11)	(6)
Total Beauty	793.4	863.0	(8)	(4)
Fashion & Home:
Fashion	143.9	174.7	(18)	(15)
Home	112.2	140.2	(20)	(15)
Total Fashion & Home	256.1	314.9	(19)	(15)
Certain Brazil indirect taxes	67.7	168.4	*	*
Product sales from reportable segments	$1,117.2	$1,346.3	(17)	(14)
Product sales	$1,117.2	$1,346.3	(17)	(14)
* Calculation not meaningful
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 490 basis points, significantly impacted by certain indirect taxes recognized in Brazil in the three month period ended September 30, 2019 as well as the IPI tax benefit in the prior year. Excluding the impact of these indirect taxes in Brazil, Adjusted operating margin increased 300 basis points, compared to the same period of 2018, driven by improved price/mix and savings across multiple cost lines. This margin improvement was delivered despite the unfavorable impact of foreign currency. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin decreased 160 basis points, significantly impacted by the effects of indirect tax items in both the current and prior years. Excluding these items, Adjusted gross margin increased 100 basis points, compared to the same period of 2018.
Gross margin and Adjusted gross margin increased as price/mix more than offset the unfavorable impact of foreign currency and higher supply chain costs (benefit of 280 basis points offset by unfavorable impact of 140 basis and unfavorable impact of 120 basis points). Price/mix improvements were driven by effective pricing, optimized discounts and promotions, more effective incentives and more favorable product mix in most markets. The unfavorable impact of foreign currency is largely due to currency devaluations in Brazil and Argentina. Higher supply chain costs were driven by higher material costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 330 basis points, significantly impacted by CTI restructuring charges. Adjusted SG&A as a percentage of total revenue decreased 200 basis points, compared to the same period of 2018.
Savings in Adjusted SG&A were recorded across all segments, due to better bad debt management from continued focus on credit control and collections processes (benefit of 90 basis points) and lower advertising and brochure expenses that benefited from certain indirect tax items in Brazil (benefit of 70 basis points).

Other Expenses
Interest expense increased by approximately $1 and interest income decreased by approximately $2 compared to the prior-year period.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Loss on extinguishment of debt and credit facilities of approximately $8 is primarily comprised of the costs of termination of a portion of the 2020 bonds repaid in the third quarter of 2019.
Other income (expense), net, of $58 increased by approximately $36 compared to the third quarter of 2019. The current period income is primarily attributable to the impact of interest on certain indirect tax items recognized in Brazil of approximately $50 and the favorable impact of foreign exchange net gains in the third quarter of 2019 compared to losses in the third quarter of 2018.
Gain on sale of business/assets of approximately $27 related to the result of the sale of our investment in New Avon in August 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, to the Consolidated Financial Statements contained herein for more information relating to these disposals.

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

Our effective tax rates for the three months ended September 30, 2019 and 2018 were 21.8% and 37.5%, respectively. The effective tax rates for the three months ended September 30, 2019 and 2018 were impacted by CTI restructuring charges which could not all be benefitted, country mix of earnings and withholding taxes. The effective tax rate for the three months ended September 30, 2019 was also favorably impacted by the accrual of miscellaneous income tax benefits of approximately $2.3. The effective tax rate in the third quarter of 2018 was also favorably impacted by the accrual of tax benefits of approximately $14.0 associated with the initial recognition of tax benefits associated with Avon’s interpretation of case law, net releases of tax reserves of approximately $3.1 associated with our uncertain tax positions and other net benefits of approximately $1.9.

Our Adjusted effective tax rates for the three months ended September 30, 2019 and 2018 were 14.2% and 9.7%, respectively. The Adjusted effective tax rates in 2019 and 2018 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the three months ended September 30, 2019 was also favorably impacted by the accrual of miscellaneous income tax benefits of approximately $2.3. The Adjusted effective tax rate for the three months ended September 30, 2018 was also favorably impacted by the accrual of tax benefits of approximately $14 associated with the initial recognition of tax benefits associated with Avon’s interpretation of case law, releases of tax reserves of approximately $7 associated with our uncertain tax positions and other net benefits of approximately $2.

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

Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $20, or approximately 120 basis points and 140 basis points to operating margin and Adjusted operating margin respectively;
•foreign currency translation, which had an impact of approximately nil to operating profit and Adjusted operating profit, or an impact of approximately nil basis points to operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to losses in the prior year, resulting in a favorable impact of approximately $10 before tax on both a reported and Adjusted basis.
Nine Months Ended September 30, 2019
Revenue
During the nine months ended September 30, 2019, revenue decreased 15% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the nine month period ended September 30, 2019 as well as the IPI tax release in the prior year. Excluding these items, Adjusted revenue decreased 13% unfavorably impacted by foreign exchange. Constant $ Adjusted revenue decreased 5%.
Adjusted revenue and Adjusted Constant $ revenue decline was primarily driven by Europe Middle East & Africa markets, in particular Russia. Russia continued to be impacted by a decrease in Average Representative Order driven by lower consumer confidence, partially offset by an increase in Active Representatives. In recent quarters we have focused heavily on

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

representative recruitment which resulted in an increase in Active Representatives in comparison to both the prior year and the prior quarters.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 10%, partially offset by higher Average Representative Sales. Average Representative Sales decreased 3% on a reported basis, unfavorably impacted by foreign exchange, and increased 5% on a Constant $ basis. While Revenue and Constant $ revenue have declined, this is a consequence of our intent to improve productivity by increasing Average Representative Sales, primarily through price/mix expansion. Average Representative Sales were also favorably impacted by the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics increase in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Units sold decreased 14%, driven by declines in Brazil and Russia.
On a category basis, our product sales from reportable segments and associated growth rates were as follows:

	Nine Months Ended September 30,		% Change
	2019	2018	US$	Constant $
Beauty:
Skincare	$1,021.4	$1,100.5	(7)%	1%
Fragrance	896.7	1,033.7	(13)	(4)
Color	541.6	640.0	(15)	(7)
Total Beauty	2,459.7	2,774.2	(11)	(3)
Fashion & Home:
Fashion	464.4	549.2	(15)	(10)
Home	350.4	413.8	(15)	(8)
Total Fashion & Home	814.8	963.0	(15)	(9)
Certain Brazil indirect taxes	67.7	168.4	*	*
Product sales from reportable segments	$3,342.2	$3,905.6	(14)	(7)
Product sales from Other operating segments and business activities	—	19.1	(100)	(100)
Product sales	$3,342.2	$3,924.7	(15)	(7)
* Calculation not meaningful
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 330 basis points, significantly impacted by certain indirect taxes recognized in Brazil in the nine month period ended September 30, 2019 as well as the IPI tax release in the prior year. Excluding the impact of these indirect taxes in Brazil, Adjusted operating margin increased 170 basis points, compared to the same period of 2018, driven by improved price/mix and savings across multiple cost lines. This margin improvement was delivered despite the unfavorable impact of foreign currency. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin decreased 200 basis points, significantly impacted by the effects of indirect tax items in both the current and prior years. Excluding these items, Adjusted gross margin decreased 80 basis points, compared to the same period of 2018.
Gross margin and Adjusted gross margin declined as price/mix did not fully offset the unfavorable impact of foreign currency and supply chain costs (benefit of 220 basis points offset by unfavorable impact of 180 basis points and 90 basis points). Price/mix improvements were driven by effective pricing, optimized discounts and promotions, more effective incentives and more favorable product mix in most markets. The unfavorable impact of foreign currency is largely due to currency devaluations in Brazil and Argentina. Higher supply chain costs were driven by higher material costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 130 basis points, significantly impacted by higher CTI restructuring charges, and Adjusted SG&A as a percentage of total revenue decreased 260 basis points, compared to the same period of 2018.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Savings in Adjusted SG&A were recorded across all segments, in multiple areas, mostly from lower fixed expenses (benefit of 110 basis points), lower advertising expenses (benefit of 80 basis points) and better bad debt management (benefit of 70 basis points). Lower fixed expenses were driven by tight cost management and restructuring initiatives including lower headcount. Advertising expenses benefited from certain indirect tax items in Brazil as well as optimizing our portfolio by concentrating investments in selected channels and focusing on digital advertising. We have further reduced our bad debt expense, primarily in Brazil, from continued focus on credit control and collections processes.

Other Expenses
Interest expense decreased by approximately $7 and interest income decreased by approximately $7 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $10 is primarily comprised of the costs of termination of a portion of the 2020 bonds repaid in the third quarter of 2019.
Other income (expense), net, of $87 increased by approximately $87 compared to the prior-year period. The current period income is primarily attributable to the impact of interest on certain indirect tax items recognized in Brazil of approximately $55 and the favorable impact of foreign exchange net gains in the third quarter of 2019 compared to losses in the third quarter of 2018.
Gain on sale of business/assets related to the result of the sale of the Rye Office, Maximin Corporation Sdn Bhd and Avon Manufacturing (Guangzhou), Ltd in June, May and February 2019 respectively and the sale of our investment in New Avon in August 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, to the Consolidated Financial Statements contained herein, for more information relating to these disposals.

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
Our effective tax rates for the nine months ended September 30, 2019 and 2018 were 48.5% and 71.0%, respectively. The effective tax rates in 2019 and 2018 were impacted by CTI restructuring charges, country mix of earnings and withholding taxes. The effective tax rate for the nine months ended September 30, 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $5.2 associated with the release of income tax reserves of approximately $3.0 associated with our uncertain tax positions and other net, miscellaneous income tax benefits of approximately $2.2. The effective tax rate for the nine months ended September 30, 2018 was also favorably impacted by the accrual of tax benefits of approximately $14.0 associated with the initial recognition of tax benefits associated with Avon’s interpretation of recent case law, the recognition of approximately $4.1 of deferred tax assets that had previously been subject to a full valuation allowance and other net benefits of approximately $1.0 offset with a net increase of approximately $10.9 associated with our uncertain tax positions.
Our Adjusted effective tax rates for the nine months ended September 30, 2019 and 2018 were 37.2% and 108.5%, respectively. The Adjusted effective tax rates in 2019 and 2018 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the nine months ended September 30, 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $3.0 associated with our uncertain tax positions and other net, miscellaneous income tax benefits of approximately $2.2 The Adjusted effective tax rate in 2018 was also favorably impacted by the accrual of tax benefits of approximately $14 associated with the initial recognition of tax benefits associated with Avon’s interpretation of case law, releases of tax reserves of approximately $8 associated with our uncertain tax positions and the recognition of $4 of deferred tax assets that had previously been subject to a full valuation allowance offset with other net charges of approximately $1.

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

Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales, and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $60, or approximately 150 basis points to operating margin and Adjusted operating margin;
•foreign currency translation, had an unfavorable impact of approximately $15 to operating profit and $25 to Adjusted operating profit and a negligible impact to operating margin and Adjusted operating margin; and
•higher foreign exchange net gains on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to loss in the prior year, resulting in a favorable impact of approximately $50 before tax on both a reported and Adjusted basis.
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
Europe, Middle East & Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2019	2018	US$	Constant $	2019	2018	US$	Constant $
Total revenue	$398.3	$442.9	(10)%	(7)%	$1,282.1	$1,512.0	(15)%	(8)%
Segment profit	47.6	46.1	3%	9%	165.8	194.9	(15)%	(6)%

Segment margin	12.0%	10.4%	160	180	12.9%	12.9%	—	20

Change in Active Representatives compared to prior year				(6)%				(9)%
Change in Active Representatives compared to prior quarter				(2)%
Change in units sold				(13)%				(14)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2019
Total revenue decreased 10% compared to the prior-year period owing to the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the South African Rand and the British Pound. On a Constant $ basis, revenue decreased 7%. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives across multiple markets in Europe, Middle East & Africa.
In Russia, revenue decreased 9% on both a fluctuating and constant $ basis. Revenue and Constant $ revenue in Russia were negatively impacted primarily by a decrease in Average Representative Sales driven by lower consumer confidence, partially offset by an increase in Active Representatives. In recent quarters we have focused heavily on representative recruitment which resulted in an increase in Active Representatives in comparison to both the prior year and the prior quarters.
In the UK, revenue decreased 18%, unfavorably impacted by foreign exchange. On a Constant $ basis, the UK's revenue decreased 12%. Revenue and Constant $ revenue in the UK were entirely impacted by lower Active Representatives as a result of changes in commercial practices and lower consumer confidence.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment margin increased 160 basis points, or 180 basis points on a Constant $ basis, due to tight control over SG&A and improvements in gross margin.
The gross margin increase was primarily caused by the favorable impact of price/mix which more than offset the unfavorable impact of foreign currency net losses and the impact of lower production volumes on supply chain costs.
Savings in SG&A were driven by tight cost management, as well as the re-allocation of resources. Savings are driven by lower bad debt expense due to improved credit control and collections processes primarily in Russia and South Africa and lower fixed costs, while lower advertising costs were re-allocated into representative and sales leader investments and training.

Nine Months Ended September 30, 2019
Total revenue decreased 15% compared to the prior-year period, owing to the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Russian ruble, South African rand and the Turkish lira. On a Constant $ basis, revenue decreased 8%. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives, partially offset by higher Average Representative Sales. The decline in Active Representatives was across multiple markets in Europe, Middle East & Africa, primarily Russia.
In Russia, revenue decreased 21%, unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue decreased 14%. Revenue and Constant $ revenue in Russia were negatively impacted primarily by a decrease in Active Representatives. Revenue and Constant $ revenue in Russia continued to be impacted by lower consumer confidence, as well as weaker sales leader engagement. The latter has been actively addressed in the second quarter of 2019 through a heavy focus on recruitment which resulted in Active Representatives growth in the third quarter in comparison to a decline in the prior quarters.
In the UK, revenue decreased 17%, unfavorably impacted by foreign exchange. On a Constant $ basis, the UK's revenue decreased 12%. Revenue and Constant $ revenue in the UK were entirely impacted by lower Active Representatives as a result of a changes in commercial practices and lower consumer confidence.
Segment margin was relatively unchanged, or increased 20 basis points on a Constant $ basis, as the improvement from SG&A was only partially offset by the decline in gross margin.
The gross margin decline was primarily caused by the impact of lower production volumes on supply chain costs. The impact of price/mix fully offset the unfavorable impact of foreign currency net losses.
Savings in SG&A were driven by tight cost management, as well as the re-allocation of resources. Savings are driven by lower fixed costs and lower bad debt expense due to improved credit control and collections processes primarily in Russia and South Africa, while lower advertising costs were re-allocated into representative and sales leader investments and training.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

South Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2019	2018	US$	Constant $	2019	2018	US$	Constant $
Total revenue	$494.0	$645.4	(23)%	(19)%	$1,351.7	$1,658.6	(19)%	(8)%
Certain Brazil indirect tax benefit	(67.7)	(168.4)	(60)%	(61)%	(67.7)	(168.4)	(60)%	(61)%
Adjusted revenue	$426.3	$477.0	(11)%	(3)%	$1,284.0	$1,490.2	(14)%	(1)%

Segment profit	118.4	194.1	(39)%	(38)%	207.5	276.5	(25)%	(19)%
Certain Brazil indirect tax benefit	(67.7)	(168.4)	(60)%	(61)%	(67.7)	(168.4)	(60)%	(61)%
Adjusted segment profit	$50.7	$25.7	97%	98%	$139.8	$108.1	29%	57%

Segment margin	24.0%	30.1%	(610)	(770)	15.4%	16.7%	(130)	(220)
Certain Brazil indirect tax benefit	(12.1)	(24.7)	1,260	1,420	(4.5)	(9.4)	490	640
Adjusted segment margin	11.9%	5.4%	650	650	10.9%	7.3%	360	430

Change in Active Representatives compared to prior year				(10)%				(9)%
Change in Active Representatives compared to prior quarter				5%
Change in units sold				(16)%				(15)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2019
Total revenue decreased 23% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the three month period ended September 30, 2019 as well as the IPI tax benefit in the prior year. Excluding the impact of these indirect taxes in Brazil, Adjusted revenue for the region was down 11%, impacted by the unfavorable impact of foreign exchange, which was primarily resulting from the strengthening of the U.S. dollar relative to the Brazilian real and the Argentinian peso. On a Constant $ basis, Adjusted revenue declined 3%. Revenue and Constant $ Adjusted revenue benefited from higher Average Representative Sales, driven by Brazil and Argentina, offset by a decrease in Active Representatives. The decline in Active Representatives was primarily driven by Brazil.
Revenue in Brazil decreased 27%, significantly impacted by indirect tax items in both the current and prior year. Excluding these indirect tax items, Adjusted revenue in Brazil decreased 6%, unfavorably impacted by foreign exchange while Brazil's Constant $ Adjusted revenue decreased 5%. Revenue and Adjusted Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, which continued to be impacted by competitive pressures and our strategy to improve productivity. The decrease in Active Representatives was partially offset by higher Average Representative Sales, which was impacted by improved price/mix as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Revenue in Argentina declined 15%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 35%. Revenue and Constant $ revenue in Argentina were negatively impacted by a decrease in Active Representatives offset by higher Average Representative Sales, which was impacted by improved revenue growth management including inflationary pricing.
Segment margin decreased, significantly impacted by the effects of indirect tax items in both the current and prior years. Adjusted segment margin and Constant $ Adjusted segment margin increased by 650 basis points, primarily due to benefits in SG&A as well as the impact of other certain indirect tax items on revenue and SG&A recognized in the quarter (benefit of 330 basis points).
Gross margin was relatively unchanged as improved price/mix in most markets offset the unfavorable impact of foreign currency net losses and higher supply chain costs, primarily driven by increased material costs.
Savings in SG&A were recorded across multiple areas, including continuous reduction of bad debt expense due to improved credit control and collections processes, primarily in Brazil, lower fixed costs resulting from tight cost management and

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

restructuring initiatives and lower sales leader and field investments and lower representative and sales leader investments in incentives, linked to the decrease in Active Representatives.

Nine Months Ended September 30, 2019
Total revenue decreased 19% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the nine month period ended September 30, 2019 as well as the IPI tax benefit in the prior year. Excluding the impact of these indirect taxes in Brazil, Adjusted revenue for the region was down 14%, impacted by the unfavorable impact of foreign exchange, which was primarily resulting from the strengthening of the U.S. dollar relative to the Brazilian real and the Argentinian peso which resulted in a decrease in Adjusted Constant $ Revenue of 1%. Adjusted revenue and Adjusted Constant $ revenue were impacted by a decrease in Active Representatives, primarily in Brazil substantially offset by higher Average Representative Sales, driven by Brazil and Argentina.
Revenue in Brazil decreased 19%, significantly impacted by indirect tax items in both the current and prior year. Excluding these indirect tax items, Adjusted revenue in Brazil decreased 11%, unfavorably impacted by foreign exchange, while Brazil's Constant $ Adjusted revenue decreased 2%. Revenue and Adjusted Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, which continued to be negatively impacted by competitive pressures and our strategy to improve productivity. The decrease in Active Representatives was offset by higher Average Representative Sales, which was impacted by improved price/mix. In addition, Average Representative Sales were favorably impacted by certain indirect tax items, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics in Brazil, see Note 11, Contingencies, to the Consolidated Financial Statements included herein.
Revenue in Argentina declined 25%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 36%. Revenue and Constant $ revenue in Argentina benefited from higher Average Representative Sales, which was impacted by improved revenue growth management including inflationary pricing.
Segment margin decreased 130 basis points, significantly impacted by the effects of indirect tax items in both the current and prior years. Adjusted segment margin increased by 360 basis points and Constant $ Adjusted segment margin increased by 430 basis points, benefited by other certain indirect tax items on revenue and SG&A (favorable impact of 300 basis points) as well as SG&A benefits which more than offset the decline in gross margin.
The gross margin decline was primarily caused by higher supply chain costs driven by higher material costs. The improved price/mix in most markets offset the unfavorable impact of foreign currency.
Savings in SG&A were driven primarily by Brazil in multiple areas, such as, reduction of bad debt expense due to improved credit control and collections processes, lower fixed costs resulting from tight cost management and restructuring initiatives and lower sales leader and field investments, linked to the decrease in Active Representatives.

North Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2019	2018	US$	Constant $	2019	2018	US$	Constant $
Total revenue	$184.7	$207.0	(11)%	(9)%	$571.2	$609.9	(6)%	(5)%
Segment profit	17.0	14.3	19%	22%	52.6	54.1	(3)%	(1)%

Segment margin	9.2%	6.9%	230	230	9.2%	8.9%	30	30

Change in Active Representatives compared to prior year				(13)%				(10)%
Change in Active Representatives compared to prior quarter				1%
Change in units sold				(15)%				(9)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2019

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Total revenue for the segment declined 11% compared to the prior-year period also unfavorably impacted by foreign exchange. On a Constant $ basis, revenue declined 9%. Revenue and Constant $ revenue declined driven by a decrease in Active Representatives, which was partially offset by higher Average Representative Sales.
Revenue in Mexico decreased 9% compared to the prior year period, unfavorably impacted by foreign exchange. On a Constant $ basis, Mexico's revenue decreased 6%. Constant $ revenue decline in Mexico was primarily due to a decrease in Active Representatives, partially offset by higher Average Representative Sales, both driven by strategic initiatives to focus on Representative productivity via Representative segmentation and training.
Segment margin increased 230 basis points on a both a reported and Constant $ basis, driven by an improvement gross margin and lower SG&A expense.
The gross margin increased, primarily as a result of lower representative incentives, linked to the decrease in Active Representative and the timing of 2019 sales incentives deferred during the period, partially offset by higher brochure cost. The favorable impact of price/mix offset the impact of increased supply chain costs driven by higher materials costs and the impact of foreign currency.
SG&A cost savings were driven by lower advertising expenses which more than offset increased bad debt expense. Lower representative and sales leader investments in incentives, linked to the decrease in Active Representative offset higher transportation costs, primarily in Mexico, to address security issues and improve service quality.
Nine Months Ended September 30, 2019
Total revenue for the segment declined 6% compared to the prior-year period also unfavorably impacted by foreign exchange. On a Constant $ basis, revenue declined 5%. Revenue and Constant $ revenue declined from a decrease in Active Representatives offset by higher Average Representative Sales.
Revenue in Mexico decreased 4% compared to the prior year period, unfavorably impacted by foreign exchange. Constant $ Revenue decreased 3%. The decline in reported and Constant $ revenue in Mexico was primarily due to decline in Active Representatives, partially offset by higher Average Representative Sales, both driven by strategic initiatives to focus on Representative productivity via Representative segmentation and training.
Segment margin increased 30 basis points on both a reported and Constant $ basis, due to an improvement from SG&A partially offset by a decline in gross margin.
The gross margin decline was primarily caused by the unfavorable impact of foreign currency net losses.
SG&A cost savings were driven by tight cost management in multiple areas, such as, lower representative and sales leader investments in incentives linked to the decrease in Active Representative, lower advertising costs, lower distribution costs. Savings were partially offset by higher bad debt expense and higher transportation cost, primarily in Mexico, to address security issues and improve service quality.

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2019	2018	US$	Constant $	2019	2018	US$	Constant $
Total revenue	$106.3	$120.5	(12)%	(13)%	$330.0	$345.0	(4)%	(4)%
Segment profit	9.4	9.6	(2)%	(9)%	36.9	27.3	35%	31%

Segment margin	8.8%	8.0%	80	40	11.2%	7.9%	330	290

Change in Active Representatives compared to prior year				(19)%				(13)%
Change in Active Representatives compared to prior quarter				(7)%
Change in units sold				(21)%				(11)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2019

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Total revenue decreased 12% compared to the prior-year period, including a favorable impact of foreign exchange. On a Constant $ basis, revenue decreased 13%. Revenue and Constant $ revenue declined driven by a decrease in Active Representatives, across most markets, partially offset by higher Average Representative Sales.
Revenue in the Philippines decreased 7%, favorably impacted by foreign exchange. On a Constant $ basis, revenue in the Philippines decreased 10%. Revenue and Constant $ revenue in the Philippines were negatively impacted by a decrease in Active Representatives partially offset by higher Average Representative Sales. The decrease in Active Representatives was impacted by changes in sales leader recruitment and commercial practices.
Segment margin increased 80 basis points, or 40 basis points on a Constant $ basis, driven entirely by lower SG&A expense, partially offset by a decrease in gross margin.
The gross margin decline was primarily impacted by higher supply chain costs, as higher materials costs and obsolescence more than offset the benefits in logistics from one off expense to address service disruption in the Philippines in the prior year which was not repeated.
Savings in SG&A were driven by lower fixed costs resulting from tight cost management and restructuring initiatives partially offset by higher sales leader and field investment costs.
Nine Months Ended September 30, 2019
Total revenue decreased 4% on both a reported and Constant $ basis. Revenue and Constant $ Revenue declined driven by a decrease in Active Representatives, across most markets, partially offset by higher Average Representative Sales.
Revenue in the Philippines increased by 1%, favorably impacted by foreign exchange. On a Constant $ basis Revenue in the Philippines was relatively unchanged. Revenue and Constant $ Revenue in the Philippines benefited from the impact of inventory system implementation issues in the first half of the prior-year period resulting in a lower revenue base. Revenue and Constant $ Revenue in the Philippines was driven by higher Average Representative Sales, primarily due to effective pricing partially offset by a decrease in Active Representatives impacted by changes in sales leader recruitment and commercial practices.
Segment margin increased 330 basis points, or 290 basis points on a Constant $ basis, due to both lower SG&A expense gross margin.
The gross margin benefit of 90 basis was primarily due to improved price/mix in most markets. The benefit from higher logistics costs in the prior year in the Philippines, to address service disruptions caused by the inventory system implementation, offset by higher supply chain costs driven by higher material costs.
Savings in SG&A were primarily driven by lower fixed costs resulting from tight cost management and restructuring initiatives, an impairment of the inventory system in the Philippines recognized in the second quarter of 2018 and a one-off benefit following the closure of a 2014 tax audit, recognized in the first quarter of 2019.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. As at September 30, 2019, the Company has a $112 debt maturity obligation due March 2020. In July 2019, the Company issued $400 in aggregate principal amount of 6.50% Senior Notes which will mature on 15 August 2022. The proceeds were partially used to purchase an aggregate principal amount of $275 of the Notes due March 2020 under a cash tender offer completed during July 2019.
The Company has cash on hand of $564 as of September 30, 2019 and has access to the unused portion of its 2019 facility (as defined below in the Capital Resources- revolving Credit Facility section) of €179.
We may seek to repurchase our equity or to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of equity and debt may be funded by cash, the incurrence of additional debt or the issuance of equity (including shares of preferred stock) or convertible securities and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt or issue equity (including shares of preferred stock) or convertible securities to finance ongoing operations or to meet our other liquidity needs. Such transactions may be limited in scope by certain restrictions that are binding on the Company in conjunction with the Merger Agreement. Any issuances of equity (including shares of preferred stock) or convertible securities could have a dilutive effect on the ownership interest of our current shareholders and may adversely impact earnings per share in future periods. Our credit ratings were downgraded during the past several years, which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings were downgraded during the past several years, which could limit our access to financing, affect the market price of our financing and increase financing costs. A further downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" contained in our 2018 Form 10-K. For more information, please also see "Risk Factors - The Merger Agreement subjects us to restrictions on our business activities prior to completion of the merger” in Part II, Item 1A of this Form 10-Q.
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

Cash Flows
Three months ended September 30, 2019
Net Cash Provided (Used) by Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations during the third quarter of 2019 was approximately $30 as compared to net cash provided by operating activities of continuing operations of approximately $38 during the third quarter of 2018, a decrease of approximately $8. The decline in net cash from operating activities was primarily due to favorable one-time items in the third quarter of 2018 that did not recur in 2019 ($68 judicial deposit receipt relating to Brazil IPI taxes and an unfavorable impact of a timing difference of approximately $34 relating to refundable indirect taxes). Operational improvements in working capital and higher cash generated from earnings more than offset the increase in restructuring payments.
Net Cash Provided (Used) by Investing Activities of Continuing Operations
Net cash provided by continuing investing activities during the third quarter of 2019 was approximately $15, as compared to net cash used by continuing investing activities of approximately $22 during the third quarter of 2018. The approximate $37 increase to net cash provided by continuing investing activities was primarily due to net proceeds from the sale of New Avon and reduced capital expenditure. Refer to Note 5, Investment in New Avon, to the Consolidated Financial Statements contained herein for more information relating to the sale of New Avon.
Net Cash Provided (Used) by Financing Activities of Continuing Operations

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Net cash provided by continuing financing activities during the third quarter of 2019 was approximately $121, as compared to net cash used by financing activities of $3 during the third quarter of 2018. The approximate $124 favorable impact to net cash from financing activities was primarily due to the net impact of proceeds from debt issued in the quarter offset by the repayment of debt and proceeds from the monetization of COFINS tax credits.
Free Cash Flow Provided (Used) by Continuing Operations
We also present free cash flow as an additional financial measure for liquidity, which we believe provides an additional perspective on trends and underlying business results. Free cash flow is the sum of net cash (used) provided by continuing operating activities and net cash provided (used) by continuing investing activities. We have also included the proceeds from the monetization of COFINS tax credits presented within net cash provided (used) by financing activities of continuing operations. Free cash flow provided by continuing operations was a net inflow of $65 compared to $16, during the third quarter of 2019 and 2018, respectively. Improvements in Free Cash Flow compared to prior year were driven by operational improvements in both earnings and working capital. Cash proceeds from asset sales, including the monetization of tax assets, funded Open Up Avon restructuring and mitigated the impact of non-recurring tax benefits in the third quarter of 2018.
Nine months ended September 30, 2019
Net Cash (Used) by Operating Activities of Continuing Operations
Net cash used by operating activities of continuing operations during the first nine months of 2019 was approximately $105 as compared to approximately $68 during the first nine months of 2018, an increase in usage of approximately $37. The decline in net cash from operating activities was primarily due to favorable onetime items in the third quarter of 2018 that did not recur in 2019 ($68 judicial deposit receipt relating to the Brazil IPI taxes and an unfavorable impact of a timing difference of approximately $34 relating to refundable indirect taxes). Operational improvements in working capital and higher cash generated from earnings more than offset the increase in restructuring payments.
Net Cash Provided (Used) by Investing Activities of Continuing Operations
Net cash provided by continuing investing activities during the first nine months of 2019 was approximately $60, as compared to net cash used by continuing investing activities of approximately $72 during the first nine months of 2018. The approximate $132 increase to net cash from investing activities was primarily due to net proceeds from the sale of Avon Manufacturing (Guangzhou), Ltd, which closed during the first quarter of 2019, the sale of the Rye Office and the sale of Maximin Corporation Sdn Bhd, both of which closed during the second quarter of 2019 and the sale of New Avon which closed during the third quarter of 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, and Note 4, Investment in New Avon, to the Consolidated Financial Statements contained herein for more information relating to the sale of these businesses and assets.
Net Cash Provided (Used) by Financing Activities of Continuing Operations
Net cash provided by continuing financing activities during the first nine months of 2019 was approximately $111, as compared to net cash used by financing activities of $255 during the first nine months of 2018. The approximate $366 favorable impact to net cash from financing activities was primarily due the proceeds from debt in the third quarter of 2019 and proceeds from the monetization of COFINS tax credits.
Free Cash Flow Used by Continuing Operations
We also present free cash flow as an additional financial measure for liquidity, which we believe provides an additional perspective on trends and underlying business results. Free cash flow is the sum of net cash (used) provided by continuing operating activities and net cash provided (used) by continuing investing activities, we have also included the proceeds from the monetization of COFINS tax credits presented within net cash provided (used) by financing activities of continuing operations. Free cash flow provided by continuing operations was a net outflow of $26 and $140, respectively, during the first nine months of 2019 and 2018. Improvements in Free Cash Flow compared to prior year were driven by operational improvements in both earnings and working capital. Cash proceeds from asset sales, including the monetization of tax assets, funded Open Up Avon restructuring and mitigated the impact of non-recurring tax benefits in the third quarter of 2018.

Capital Resources
Revolving Credit Facility

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
In July 2019, AIC issued $400 in aggregate principal amount of 6.50% Senior Notes which will mature on 15 August 2022. The proceeds were partially used to purchase the aggregate principal amount of $275 of the 4.6% Notes, due March 2020, under a cash tender offer completed during July 2019.
As of September 30, 2019, we were in compliance with our interest coverage and net leverage ratios under the 2019 facility, as amended. The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by an obligor, which, as of September 30, 2019, was approximately $23. As of September 30, 2019, based on then applicable exchange rates, the entire amount of the remaining 2019 facility, which is approximately €179 million, could have been drawn down without violating any covenant. Depending on our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), it is possible that we may be non-compliant with our interest coverage or net leverage ratio absent the Company undertaking other alternatives to avoid noncompliance, such as obtaining amendments to the 2019 facility. If we were to be non-compliant with our interest coverage or net leverage ratio, we would no longer have access to our 2019 facility and our credit ratings may be downgraded. As of September 30, 2019, there were no amounts outstanding under the 2019 facility.

(1) In March 2013, we issued, in a public offering $500.0 principal amount of 4.60% Notes due March 15, 2020, referred above as the "4.60% Notes"

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of September 30, 2019, we do not have any interest-rate swap agreements. Approximately 7% and 1% of our debt portfolio at September 30, 2019 and December 31, 2018, respectively, was exposed to floating interest rates. For the purpose of this calculation, we consider all short-term debt to be exposed to floating interest rates.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Transformation Plan, Open Up Avon, stabilization strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of the Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and/or realize the projected benefits (in the amounts and time schedules we expect) from, our Transformation Plan, Open Up Avon, stabilization strategies, cost savings initiatives, restructuring and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, Internet platform and technology strategies including e-commerce, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;
•our ability to achieve the anticipated benefits of our strategic partnership with Cerberus Capital Management, L.P.;
•our broad-based geographic portfolio, which is heavily weighted towards emerging markets, a general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Brazil, Mexico or Russia, or sudden disruption in business conditions, and the ability to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability (including fluctuations in foreign exchange rates), competitive or other market pressures or conditions;
•the effect of economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates; as well as the designation of Argentina as a highly inflationary economy, and the potential effect of such factors on our business, results of operations and financial condition;
•the possibility of business disruption in connection with our Transformation Plan, Open Up Avon, stabilization strategies, cost savings initiatives, or restructuring and other initiatives;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•our ability to reverse declining revenue, to improve margins and net income, or to achieve profitable growth, particularly in our largest markets and developing and emerging markets, such as Brazil, Mexico and Russia;
•our ability to improve working capital and effectively manage doubtful accounts and inventory and implement initiatives to reduce inventory levels, including the potential impact on cash flows and obsolescence;
•our ability to reverse declines in Active Representatives, to enhance our sales leadership programs, to generate Representative activity, to increase the number of consumers served per Representative and their engagement online, to enhance branding and the Representative and consumer experience and increase Representative productivity through field activation and segmentation programs and technology tools and enablers, to invest in the direct-selling channel, to offer a more social selling experience, and to compete with other direct-selling organizations to recruit, retain and service Representatives and to continue to innovate the direct-selling model;
•general economic and business conditions in our markets, including social, economic and political uncertainties, such as in Russia and Ukraine or elsewhere, and any potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate;
•the effect of political, legal, tax, including changes in tax rates, and other regulatory risks imposed on us abroad and in the U.S., our operations or the Representatives, including foreign exchange, pricing, data privacy or other restrictions, the adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil and Russia, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny;
•competitive uncertainties in our markets, including competition from companies in the consumer packaged goods industry, some of which are larger than we are and have greater resources;
•the impact of the adverse effect of volatile energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences, particularly given the global nature of our business and the conduct of our business in primarily one channel;
•our ability to attract and retain key personnel;
•other sudden disruption in business operations beyond our control as a result of events such as acts of terrorism or war, natural disasters, pandemic situations, large-scale power outages and similar events;
•key information technology systems, process or site outages and disruptions, and any cyber security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of Representative, customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident which could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations, and related costs to address such malicious intentional acts and to implement adequate preventative measures against cyber security breaches;
•our ability to comply with various data privacy laws affecting the markets in which we do business;
•the risk of product or ingredient shortages resulting from our concentration of sourcing in fewer suppliers;
•any changes to our credit ratings and the impact of such changes on our financing costs, rates, terms, debt service obligations, access to lending sources and working capital needs;
•the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates and terms and conditions;
•the impact of our business results (including the impact of any adverse foreign exchange movements and significant restructuring charges), on our ability to comply with certain covenants in our revolving credit facility;
•our ability to successfully identify new business opportunities, strategic alliances and strategic alternatives and identify and analyze alliance candidates, secure financing on favorable terms and negotiate and consummate alliances;
•disruption in our supply chain or manufacturing and distribution operations;
•the quality, safety and efficacy of our products;
•the success of our research and development activities;
•our ability to protect our intellectual property rights, including in connection with the separation of the North America business;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•our ability to repurchase the series C preferred stock in connection with a change of control;
•the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives; and
•other risks and uncertainties include the timing and likelihood of completion of the proposed combination of the Company and Natura, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed transactions that could reduce anticipated benefits or cause the parties to abandon the transactions; the possibility that the Company’s shareholders may not approve the proposed transactions; the possibility that Natura’s shareholders may not approve the proposed transactions; the possibility that the expected synergies and value creation from the proposed transactions will not be realized or will not be realized within the expected time period; the risk that the businesses of the Company and Natura will not be integrated successfully; disruption from the proposed transactions making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed transactions do not close, including due to the failure to satisfy the closing conditions; the possibility that the intended accounting and tax treatments of the proposed transactions are not achieved; the effect of the announcement, pendency or consummation of the proposed transactions on customers, employees, representatives, suppliers and partners and operating results; as well as more specific risks and uncertainties.
Additional information identifying such factors is contained in Item 1A of our 2018 Form 10-K for the year ended December 31, 2018, and in Item 1A of this 10-Q. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2018 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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
If the Transaction is not completed for any reason, including as a result of our shareholders failing to adopt the Merger Agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transaction, we would be subject to a number of risks, including the following:
◦We may be required, under certain circumstances, to pay Natura Cosméticos a termination fee of approximately U.S. $78.6 million;
◦We may experience negative reactions from the financial markets, including negative impacts on our share prices; and
◦We may experience negative reactions from our customers, regulators and employees.

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
In addition, certain of the governmental authorities from which these authorizations are required have broad discretion in administering the governing regulations. Prior to their authorization of the Transaction, these governmental authorities may impose requirements, limitations or costs, which may result in the delay or abandonment of the Transaction. After the

AVON PRODUCTS, INC.

completion of the Transaction, such governmental authorities may require divestitures or place restrictions on the conduct of our business, which may materially limit our revenues following the Transaction, or otherwise adversely affect, including to a material extent, our strategic plans and its businesses and results of operations.
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

AVON PRODUCTS, INC.

to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
In addition, current and prospective employees and Representatives may experience uncertainty about their roles following the Transaction and such uncertainty may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees and Representatives. Any loss or distraction of our customers, employees, Representatives, suppliers, vendors, distributors, landlords, lenders, licensors, joint venture partners and other business partners, could have a material adverse effect on our business, financial condition, operating results and cash flows and could limit our ability to achieve the anticipated benefits of the Transaction. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Transaction or the termination of the Merger Agreement.
The Merger Agreement subjects us to restrictions on our business activities prior to completion of the merger.
The Merger Agreement subjects us to restrictions on our business activities and obligates us to generally operate our business in the ordinary course in all material respects consistent with past practice prior to completion of the Transaction. These restrictions include certain restrictions on incurring additional debt and issuing additional equity. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Transaction and are outside the ordinary course of business, or otherwise have an adverse effect on our results of operations, cash flows and financial position.
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
The Transaction is subject to litigation, which could delay the Transaction and prevent the Transaction from being completed.

We are party to legal proceedings and claims related to the Transaction. Legal challenges to the Transaction could result in an injunction, preventing or delaying the completion of the Transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended September 30, 2019:

AVON PRODUCTS, INC.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1 - 7/31/19	120,997	$3.04	*	*
8/1 - 8/31/19	46,259	4.24	*	*
9/1 - 9/30/19	4,376	4.24	*	*
Total	171,632	$3.40	*	*
* These amounts are not applicable as the Company does not have a share repurchase program in effect.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

2.1
Amendment Number One, dated as of October 3, 2019, to the Agreement and Plan of Mergers, dated as of May 22, 2019, among Avon Products, Inc., Natura Cosméticos S.A., Nectarine Merger Sub I, Inc., Nectarine Merger Sub II, Inc. and Natura &Co Holding S.A (incorporated by reference to Exhibit 2.1 to Avon's Current Report on Form 8-K filed on October 4, 2019).

4.1
Indenture, dated July 3, 2019, among Avon International Capital p.l.c., the guarantors party thereto and Deustche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on July 3, 2019).

4.2
Ninth Supplemental Indenture, dated July 26, 2019, between Avon Products, Inc., as Issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on July 31, 2019).

4.3
Tenth Supplemental Indenture, dated October 2, 2019, between Avon Products, Inc., as Issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on October 2, 2019).

10.1	Amendment, dated September 30, 2019, to Miguel Fernandez Relocation Letter dated August 6, 2018.

10.2	Amendment, dated September 30, 2019, to Jonathan Myers Employment Offer Letter and Contract of Employment Agreement effective September 1, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	October 31, 2019	/s/ Laura Barbrook
Laura Barbrook
Vice President and Corporate
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.