Form 10-K
period 2019-12-31
AVON PRODUCTS INC
filed 2020-03-05
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
+44-1604-232425
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: None
_________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  o    No  x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  x    No  o
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Note: The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934.
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2019 (the last business day of our most recently completed second quarter) was $1.7 billion.
The number of shares of Common Stock (par value $.01) outstanding at January 30, 2020, was 101.34
The registrant meets the conditions sets forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
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
•in December 2019, a novel strain of coronavirus was reported in China and other countries. While we do not currently have significant operations in geographical locations where the coronavirus was initially reported to be most prevalent, we source certain services, finished products, ingredients and packaging materials from vendors in Asia. We cannot reasonably estimate at this time the impact, if any, that the coronavirus may have on our business or operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact including on financial markets or otherwise.
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
•our ability to protect our intellectual property rights, including in connection with the separation of the North America business; and
•the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives.
Additional information identifying such factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2019, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

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
Our business is conducted primarily in one channel, direct selling. Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. Financial information relating to our reportable segments is included in "Segment Review" within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A," in this Annual Report on Form 10-K for the year ended December 31, 2019, which we refer to in this report as our "2019 Annual Report", and in Note 15, Segment Information, to the Consolidated Financial Statements in our 2019 Annual Report. We refer to each of the Notes to the Consolidated Financial Statements in this 2019 Annual Report as a "Note." Information about geographic areas is included in Note 15, Segment Information in our 2019 Annual Report. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S.").
In May 2019 we and Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), a Brazilian corporation, entered into an Agreement and Plan of Mergers (the "Merger Agreement"), pursuant to which the Company and Natura Cosméticos were acquired by and became wholly-owned subsidiaries of Natura &Co, Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co") in January 2020. Natura has stock listed on the B3 S.A. - Brasil, Bolsa, Balcão stock exchange in Brazil and American Depositary Shares traded on the New York Stock Exchange ("NYSE"). With the completion of this transaction, our common stock was removed from trading on the NYSE, and we became a privately held company.

Distribution
During 2019, we had sales operations in 55 countries and territories, and distributed our products in 24 other countries and territories.
Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2019, we had approximately 5 million average Active Representatives which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales globally.
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
In some markets, particularly in Asia Pacific, we use decentralized branches, satellite stores and independent retail operations (e.g., beauty boutiques) to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility of the Avon brand, channel with consumers and help reinforce our beauty image. In certain markets, we allow our beauty centers and other retail-oriented and direct-to-consumer opportunities to reach new customers in complementary ways to direct selling. In the United Kingdom ("UK") and certain other markets, we also utilize e-commerce and market our products through consumer websites.
The recruiting or appointing and training of Representatives are the primary responsibilities of independent leaders supported by zone managers. Depending on the market and the responsibilities of the role, some of these individuals are our employees and some are independent contractors. Those who are employees are paid a salary and an incentive based primarily on the achievement of a sales objective in their district. Those who are independent contractors are rewarded primarily based on total sales achieved in their zones or downline team of recruited, trained and managed Representatives. Personal contacts, including recommendations from current Representatives (including the sales leadership program) and local market advertising constitute the primary means of obtaining new Representatives. The sales leadership program is a multi-level compensation program which gives Representatives, known as independent leaders, the opportunity to earn discounts on their own sales of our products, as well as commissions based on the net sales made by Representatives they have recruited and trained. This program generally limits the number of levels on which commissions can be earned to three. The primary responsibilities of independent leaders are the prospecting, appointing, training and development of their downline Representatives while maintaining a certain level of their own sales. As described above, the Representative is the "store" through which we primarily sell our products and, given the high rate of turnover among Representatives, which is a common characteristic of direct selling, it is critical that we recruit, retain and service Representatives on a continuing basis in order to maintain and grow our business.
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
We use a number of merchandising techniques, including promotional pricing for new products, combination offers, trial sizes and samples, and the promotion of products packaged as gift items. In most markets, for each sales campaign, we publish a distinctive brochure (whether paper or online), in which we introduce new products and special promotions on selected items or give particular prominence to a particular category. Key priorities for our merchandising include the delivering of product bundles and regimens that help improve average order size and the continued use of analytical tools to enable a deeper, fact-based understanding of the role and impact of pricing within our product portfolio.
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
We believe that the personalized customer service offered by the Representatives; the Representatives’ earnings opportunity as well as the amount and type of field incentives we offer the Representatives on a market-by-market basis; the high quality, attractive designs and prices of our products; the high level of new and innovative products; our easily recognized brand name; and our guarantee of product satisfaction are significant factors in helping to establish and maintain our competitive position.
International Operations
During 2019, our international operations, outside of the U.S., were conducted primarily through subsidiaries in 55 countries and territories. Outside of the U.S., our products were also distributed in 24 other countries and territories. In March 2016, we separated from our North America business, which had consisted of the Company's operations in the U.S., Canada and Puerto Rico; this business has been presented as discontinued operations for all periods presented. As a result, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S. During 2019, approximately 37% of our consolidated revenue was derived from South Latin America, approximately 38% was derived from Europe, Middle East & Africa, approximately 16% was derived from North Latin America and approximately 9% was derived from Asia Pacific. Further, approximately 20% of our consolidated revenue during 2019 was derived from Brazil, which is our largest market and is included within the South Latin America reportable segment.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse foreign currency fluctuations, foreign currency remittance restrictions, the ability to procure products, pandemic situations and unfavorable social, economic and political conditions.
See the sections "Risk Factors - Our ability to conduct business in our international markets may be affected by political, legal, tax and regulatory risks." and "Risk Factors - We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions." in Item 1A of our 2019 Annual Report for more information.
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
See Item 2, Properties of our 2019 Annual Report for additional information regarding the location of our principal manufacturing facilities.
Product Categories
Both of our product categories individually account for 10% or more of consolidated net sales in 2019. The following is the percentage of net sales by product category for the years ended December 31:

	2019	2018	2017
Beauty	74%	75%	74%
Fashion & Home	26%	25%	26%
2019 was impacted by certain indirect tax items in Brazil and 2018 was impacted by the Brazil Tax on Industrial products ("IPI") tax release, both are excluded from net sales in our calculation above. See "SOLA" within MD&A for more information.
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
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $40.6 in 2019, $48.0 in 2018 and $52.9 in 2017. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters
Compliance with environmental laws and regulations impacting our global operations has not had, and currently is not anticipated to have, a material adverse effect on our financial position, capital expenditures or competitive position.
Employees
At December 31, 2019, we employed approximately 19,500 employees. Of these, approximately 500 were employed in the U.S. and approximately 19,000 were employed in other countries.

Transformation Plan and Open Up Avon
In January 2016, we announced a transformation plan (the "Transformation Plan") which was completed in 2018. In September 2018, we initiated a new strategy to return Avon to growth ("Open Up Avon"). See "Overview" within MD&A for more information on these items.
Acquisitions and Dispositions
In May 2019 we and Natura Cosméticos, a Brazilian corporation entered into the Merger Agreement, pursuant to which the Company and Natura Cosméticos were acquired by and became wholly-owned subsidiaries of Natura &Co Holding, S.A. ("Natura &Co") in January 2020. With the completion of this transaction, our common stock was removed from trading on the NYSE, and we became a privately held company.
In December 2015, we entered into definitive agreements with affiliates of Cerberus, which included the separation of the North America business from Avon into New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus. Avon retained approximately 20% ownership in New Avon. These transactions closed in March 2016. In August 2019 we and Cerberus finalized the sale of our respective interests in New Avon to LG Household & Health Care Ltd.
During 2019, we disposed of businesses and assets as part of the Open up Avon strategy. In February, May and June 2019, we completed the sale of Avon Manufacturing (Guangzhou), Ltd, Maximin Corporation Sdn Bhd ("Malaysia Maximin") and the Rye office respectively.
Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale in our 2019 Annual Report, for additional information regarding the sale of the North America business, Avon Manufacturing (Guangzhou), Ltd, Maximin Corporation Sdn Bhd and the Rye office.

Website Access to Reports
Our filings with the SEC, including reports, proxy and information statements, and other information regarding the Company are available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.
ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks and all of the other information in our 2019 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
Risks Relating to the Transaction
Now that the Transaction has been consummated, the expected benefits from integrating our operations with Natura & Co's operations may not be achieved.

The success of the Transaction depends, in part, on the ability of Natura &Co and its subsidiaries and businesses other than Avon (including Natura Cosmeticos, Aesop, The Body Shop and their respective subsidiaries) and Avon to realize the expected benefits from integrating their respective operations. No assurance can be given that Natura &Co and Avon will be able to integrate their respective operations without encountering difficulties, which may include, among other things, the loss of key employees, diversion of management attention, the disruption of our respective ongoing businesses or possible inconsistencies in standards, procedures and policies. Additionally, Natura &Co and Avon may be required to make unanticipated capital expenditures or investments in order to maintain, integrate, improve or sustain our operations. Integrating our respective operations may involve additional unanticipated costs and financial risks, such as the incurrence of unexpected write-offs, the possible effect of adverse tax and accounting treatments and unanticipated or unknown liabilities relating to Natura &Co or Avon. All of these factors could decrease or delay the expected accretive effect of the Transaction.

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

Third parties may terminate or alter existing contracts or relationships with us as a result of the Transaction.

We have contracts with customers, employees, Representatives, suppliers, vendors, distributors, landlords, lenders, licensors, joint venture partners and other business partners, and these contracts may require us to obtain consent from these other parties in connection with the Transaction. As not all such consents have been obtained, the counterparties to these contracts may seek to terminate or otherwise materially adversely alter the terms of such contracts following the Transaction, which in turn may result in us suffering a loss of potential future revenue, incurring contractual liabilities or losing rights that are material to our business. Further, parties with which we have business and operational relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

In addition, current and prospective employees and Representatives may experience uncertainty about their roles now that the Transaction has been consummated and such uncertainty may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees and sales representatives. Any loss or distraction of our customers, employees, Representatives, suppliers, vendors, distributors, landlords, lenders, licensors, joint venture partners and other business partners, could have a material adverse effect on our business, financial condition, operating results and cash flows and could limit our ability to achieve the anticipated benefits of the Transaction.

The consummation of the Transaction limits our ability to utilize existing US tax credits and also could be further reduced pursuant to Sections 382 and 383 of the Code if an additional ownership change occurs in the future.

As of December 31, 2019, we had approximately $660 million of foreign tax and other credits available to offset future income for U.S. federal tax purposes. As a result of the ownership change resulting from the Transaction the ability to use these credits may be limited to a range of approximately $108 to $178 million. Our ability to utilize such credits to offset future income could be limited, however, if the Company undergoes an additional "ownership change" within the meaning of Section 382 of the Code. In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by 5% shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If the 50 percentage points are exceeded, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred credits that may be used to offset taxable income in future years. A number of complex rules apply in calculating this limitation, and any such limitation would depend in part on the market value of the Company at the time of the ownership change and prevailing interest rates at the time of calculation. As a result, the magnitude of any potential limitation on the use of our deferred tax assets and the effect of such limitation on the Company if an ownership change were to occur is difficult to assess. However, if all or a portion of our deferred tax assets were to become subject to this limitation, our tax liability could increase significantly and our future results of operations and cash flows could be adversely impacted. Prospectively if we were to undergo a further ownership change these remaining credits could be further reduced.

Risks Related to Us and Our Business
Our success depends on our ability to improve our financial and operational performance and execute fully our global business strategy.
Our ability to improve our financial and operational performance and implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:
•implement Open Up Avon, stabilization strategies, cost savings initiatives, restructuring and other initiatives, and achieve anticipated savings and benefits from such programs and initiatives;
•reverse declines in our market share and strengthen our brand image;
•implement appropriate pricing strategies and product mix that are more aligned with the preferences of local markets and achieve anticipated benefits from these strategies;
•reduce costs and effectively manage our cost structure, particularly selling, general and administrative ("SG&A") expenses;
•improve our business in the markets where we operate, including through improving field health;

•execute investments in information technology ("IT") infrastructure and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;
•implement and continue to innovate our digital strategies, Internet platform, technology strategies and customer service initiatives, including our ability to offer a more compelling social selling experience and the roll-out of e-commerce in certain markets;
•effectively manage our outsourcing activities;
•improve our marketing and advertising, including our brochures and our social media presence;
•improve working capital, effectively manage inventory and implement initiatives to reduce inventory levels, including through our recent structural reset of inventory processes, and the potential impact on cash flows and obsolescence;
•secure financing at attractive rates, maintain appropriate capital investment, capital structure and cash flow levels and implement cash management, tax, foreign currency hedging and risk management strategies;
•reverse declines in Active Representatives and Representative satisfaction by successfully reducing campaign complexity and enhancing our sales leadership program, the Representative experience, retention and earnings potential, along with improving our brand image;
•increase the productivity of Representatives through successful implementation of segmentation, field activation programs and technology tools and enablers and other investments in the direct-selling channel;
•improve management of our businesses in developing markets, including improving local IT resources and management of local supply chains;
•increase the number of consumers served per Representative and their engagement online, as well as to reach new consumers through a combination of new brands, new businesses, new channels and pursuit of strategic opportunities such as joint ventures and alliances with other companies; and
•estimate and achieve any financial projections concerning, for example, customer demand, future revenue, profit, cash flow, and operating margin increases and maintain an effective internal control environment as a result of any challenges associated with the implementation of our various plans, strategies and initiatives.
There can be no assurance if and when any of these initiatives will be successfully and fully executed or completed.
We may experience financial and strategic difficulties and delays or unexpected costs in completing Open Up Avon and any other restructuring and cost-savings initiatives, including achieving any anticipated savings and benefits of these initiatives.
In September 2018, we initiated Open Up Avon. As one element of this plan, we are targeting cost savings, to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. We initiated the Open Up Avon strategy to enable us to achieve our goals of low-single-digit constant-dollar revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and IT infrastructure initiatives. See "Overview" within MD&A for more information on our Open Up Avon Strategy.
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
There can be no assurance that we will be able to improve revenue, margins and net income, or to achieve profitable growth in the future, particularly in our largest markets and developing and emerging markets, such as Brazil, Mexico and Russia. Our revenue in 2019 was $4,763.2 million, compared with $5,571.3 million in 2018 and $5,715.6 million in 2017. Improving revenue, margins and net income and achieving profitable growth will depend on our ability to improve financial and operational performance and execute our global business strategy, and there can be no assurance that we will be able to achieve these goals. Our ability to improve could be hindered by competing business priorities and projects.
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
Our business is conducted primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2019, we had approximately 5 million average Active Representatives. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis. Among other things, we need to create attractive Representative earning opportunities and transform the value chain, restore field health and sales force effectiveness, successfully implement other initiatives in the direct-selling channel, successfully execute our digital strategy, including e-commerce, improve our brochure and product offerings and improve our marketing and advertising. There can be no assurance that we will be able to achieve these objectives. Our direct-selling model contains an inherent risk of bad debt associated with providing Representatives with credit, which is exacerbated if the financial condition of the Representatives deteriorates. Additionally, consumer purchasing habits, including reducing purchases of beauty and related products generally, or reducing purchases from Representatives through direct selling by buying beauty and related products in other channels such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Additionally, if we lose market share in the direct-selling channel, our business, prospects, financial condition, liquidity, results of operations and cash flows may be adversely affected. Furthermore, if any government or regulatory body such as Brazil or the European Union, bans or severely restricts our business methods or operational/commercial model of direct selling, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
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

See "Segment Review - South Latin America" within MD&A of our 2019 Annual Report for additional information regarding Argentina. In addition, there can be no assurance that other countries in which we operate will not become highly inflationary and that our revenue, operating profit and net income will not be adversely impacted as a result.
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
Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train, develop and retain other highly qualified personnel. Competition for these employees can be intense and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. As a result of the Natura merger, significant changes were made to the Company's senior management in January 2020, including a new chief executive officer and a new chief financial officer. Such turnover creates a risk of business processes not being sustained if the turnover occurs with inadequate knowledge transfer. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. This risk may be exacerbated by the uncertainties associated with the implementation of Open Up Avon and any other stabilization strategies and restructuring and cost-savings initiatives we undertake from time to time.
A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings.
Current global macro-economic instability or a further downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions or markets could adversely affect our business, our access to liquidity and capital, and our credit ratings. Economic events, including high unemployment levels and recession, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. In addition, as mentioned above, our business is conducted primarily in the direct-selling channel. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by such economic, operational or business challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources and credit ratings, including our ability to access short-term financing, raise additional capital, reduce flexibility with respect to working capital, and maintain credit lines and offshore cash balances.
Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We may face continued economic challenges in 2020 because customers may continue to have less money for discretionary purchases as a result of job losses, bankruptcies, and reduced access to credit, among other things.
In addition, sudden disruptions in business conditions and consumer spending may result from acts of terror, natural disasters, adverse weather conditions, and pandemic situations or large-scale power outages, none of which are under our control.
In December 2019, a novel strain of coronavirus was reported in China and other countries. While we do not currently have significant operations in geographical locations where the coronavirus was initially reported to be most prevalent, we source certain services, finished products, ingredients and packaging materials from vendors in Asia. We cannot reasonably estimate at this time the impact, if any, that the coronavirus may have on our business or operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact including on financial markets or otherwise.
Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity.

Our long-term credit ratings are: Moody’s ratings of Negative Outlook with B1 for corporate family debt, B3 for senior unsecured debt, and Ba1 for our Senior Secured Notes; S&P ratings of Stable Outlook with B+ for corporate family debt and senior unsecured debt and BB for our Senior Secured Notes; and Fitch rating of Positive Outlook with B+, each of which are below investment grade. However, our credit ratings remain below investment grade which may impact our ability to access such transactions on favorable terms. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency review could result in a change in outlook or downgrade, which could limit our access to new financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities and could result in an increase in financing costs. See Note 8, Debt and Other Financing in our 2019 Annual Report for details about the terms of our existing debt and other financing arrangements.

Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions.
As of December 31, 2019, we had approximately $1.6 billion of indebtedness outstanding. We may also incur additional long-term indebtedness and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, including our Senior Secured Notes (each, as described below), which would increase our total indebtedness. We may be unable to generate sufficient cash flow from operations and future borrowings and other financing may be unavailable in an amount sufficient to enable us to fund our current and future financial obligations or our other liquidity needs, which would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. Our indebtedness could have material negative consequences on our business, prospects, financial condition, liquidity, results of operations and cash flows, including the following:
•limitations on our ability to obtain additional debt financing sufficient to fund growth, such as working capital and capital expenditures requirements or to meet other cash requirements, in particular during periods in which credit markets are weak;
•a downgrade in our credit ratings, as discussed above;
•a limitation on our flexibility to plan for, or react to, competitive challenges in our business and the beauty industry;
•the possibility that we are put at a competitive disadvantage relative to competitors with less debt or debt with more favorable terms than us, and competitors that may be in a more favorable position to access additional capital resources and withstand economic downturns;
•limitations on our ability to execute business development activities to support our strategies or ability to execute restructuring as necessary; and
•limitations on our ability to invest in recruiting, retaining and servicing the Representatives.
Our Senior Secured Notes are secured by first-priority liens on and security interests in substantially all of the assets of the Company and the subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. Our Senior Secured Notes contain customary covenants, including, among other things, limits on the ability of the Company and any restricted subsidiary to, subject to certain exceptions, incur liens, incur debt, make restricted payments, make investments or, with respect to certain entities, merge, consolidate or dispose of all or substantially all of its assets. In addition, we could have difficulty undertaking other alternatives to avoid noncompliance, such as obtaining necessary waivers from compliance with, or necessary amendments to, the covenants contained in our Senior Secured Notes or repurchasing certain debt, and we could have difficulty addressing the impact any non-compliance with these covenants may have on our ability to secure financing with favorable terms.

Our ability to conduct business in our international markets may be affected by political, legal, tax and regulatory risks.
Our ability to achieve growth in our international markets, and to improve operations in our existing international markets, is exposed to various risks, including:
•the possibility that a foreign government might ban, halt or severely restrict our business, including our primary method of direct selling;

•the possibility that local civil unrest, economic or political instability, bureaucratic delays, changes in macro-economic conditions, changes in diplomatic or trade relationships (including any sanctions, restrictions and other responses such as those related to Russia and Ukraine) or other uncertainties might disrupt our operations in an international market;
•the lack of well-established or reliable legal systems in certain areas where we operate;
•the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, including exposure to tax assessments without prior notice or the opportunity to review the basis for any such assessments in certain jurisdictions;
•the possibility that a government authority might impose legal, tax or other financial burdens on the Representatives, as direct sellers, or on Avon, due, for example, to the structure of our operations in various markets, or additional taxes on our products, including in Brazil;
•the possibility that a government authority might challenge the status of the Representatives as independent contractors or impose employment or social taxes on the Representatives; and
•those associated with data privacy regulation and the international transfer of personal data.
We are also subject to the adoption, interpretation and enforcement by governmental agencies abroad and in the U.S. (including on federal, state and local levels) of other laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, competition, manufacturing, license and permit requirements, import and export license requirements, privacy and data protection laws, anti-trust laws, anti-corruption laws, environmental laws, records and information management, tariffs and taxes, laws relating to the sourcing of "conflict minerals," health care reform requirements such as those required by the Patient Protection and Affordable Healthcare Act, and regulation of our brochures, product claims or ingredients, which may require us to adjust our operations and systems in certain markets where we do business.
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

We collect, use and store personal data of our employees, Representatives, customers and other third parties in the ordinary course of business. We are required to comply with increasingly complex and changing data privacy and security laws and regulations governing the collection, storage, use, transmission and protection of personal information and other data, including the transfer of personal data between countries. In May 2018 the EU adopted robust data privacy regulations under the General Data Protection Regulation (“GDPR”). Further changes are likely to be introduced through a revised Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”). The GDPR in particular has broad extraterritorial effect and imposes a robust data protection compliance regime with significant penalties for non-compliance. Other countries in which we operate are developing comparable regulations. Brazil have introduced the Lei Geral de Proteção de Dados Pessoais (or LGPD), which is broadly equivalent to GDPR and takes effect in 2020. In general, the GDPR and ePrivacy Regulation, and other local privacy laws, could require adaptation of our technologies or practices to satisfy local privacy requirements and standards. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could result in the issuance of stop processing orders, subject us to fines, penalties or orders to cease, delay or modify collection, use or transfers of personal data. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market or adversely affect our business.

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

We employ IT systems to support our business, including systems to support financial reporting, web-based tools, enterprise resource planning ("ERP") systems, and internal communication and data transfer networks. We increasingly rely on a variety of web-based systems and mobile applications to support Representatives in our markets, including electronic order collection, invoicing systems, shipping and box packing, social media tools, Representative recruitment and on-line training. We also have e-commerce sites to allow customers to purchase products directly. We use third-party service providers in many instances to provide or support these IT systems. Over the last several years, we have undertaken initiatives to increase our reliance on IT systems which has resulted in the outsourcing of certain services and functions, such as global human resources IT systems, call center support, Representative support services and other IT processes. Our IT systems and infrastructure, as well as the systems, infrastructure and services of those of third parties, are integral to our performance.
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
We continue to invest in industry-standard solutions and protections and monitoring practices of our data and IT systems and infrastructure to reduce these risks and we continue to monitor our IT systems and infrastructure on an ongoing basis for any current or potential threats. We have also deployed additional employee security training and updated security policies for the Company and its third-party service providers. Such efforts and investments are costly, and as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. As a company that operates globally, we could also be impacted by commercial agreements between us and processing organizations, existing and proposed laws and regulations, and government policies and practices related to cybersecurity, privacy and data protection.
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
The Company is not aware of any material cybersecurity incidents to date.
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
Our funding policy for pension plans is to meet the minimum required contributions under applicable law and accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, including equity and debt securities and derivative instruments, or in a change of the expected rate of return on plan assets. A change in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected rate of return on plan assets can result in significant changes in the net periodic pension cost. Please see "Critical Accounting Estimates - Pension and Postretirement Expense" within MD&A and Note 14, Employee Benefit Plans in our 2019 Annual Report, for additional information regarding the impact of these factors on our pension plan obligations.
Any strategic alliances or divestitures may expose us to additional risks.
We evaluate potential strategic alliances that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and/or operating efficiency opportunities. Strategic alliances may entail numerous risks, including:
•substantial costs, delays or other operational or financial difficulties, including difficulties in leveraging synergies among the businesses to increase sales and obtain cost savings or achieve expected results;
•difficulties in assimilating acquired operations or products, including the loss of key employees from any acquired businesses and disruption to our direct-selling channel;
•diversion of management’s attention from our core business;
•adverse effects on existing business relationships with suppliers and customers;
•risks of entering markets in which we have limited or no prior experience; and
•reputational and other risks regarding our ability to successfully implement such strategic alliances, including obtaining financing which could dilute the interests of our shareholders, result in an increase in our indebtedness or both.
Our failure to successfully complete the integration of any new or acquired businesses could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. In addition, there can be no assurance that we will be able to identify suitable candidates or consummate such transactions on favorable terms.
For divestitures, success is also dependent on effectively and efficiently separating the divested unit or business from the Company and reducing or eliminating associated overhead costs. In cases where a divestiture is not successfully implemented or completed, the Company's business, prospects, financial condition, liquidity, results of operations and cash flows could be adversely affected. Please see "Risks Related to the Separation of North America" below for additional information regarding the risks associated with the separation of North America.
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
We are and may, in the future, become party to litigation, including, for example, claims alleging violation of the federal securities laws or claims relating to employee or employment matters, our products or advertising. In general, litigation claims can be expensive and time-consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results and the conduct of our business. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, or to predict the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows. See Note 19, Contingencies in our 2019 Annual Report for a detailed discussion regarding certain legal proceedings in which we are a party.
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
On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." As a result of the referendum, the UK parliament voted in March 2017 to trigger Article 50 of the Treaty on European Union, commencing the UK's official withdrawal process from the EU and initiating negotiations with the EU in June 2017. In January 2020, the House of Commons (the first chamber of the UK parliament) approved the terms of an agreement with the EU to determine the future terms of the parties' relationship, including the terms of trade between the UK and the EU and other nations, following the UK's exit from the EU on January 31, 2020.

The terms of the agreement were approved by the House of Lords (the second chamber of the UK parliament) on January 23, 2020 meaning that the Bill became law and the UK left the EU on January 31, 2020. A transition period, lasting until December 31, 2020, has now begun, during which the UK will continue to (i) be subject to EU rules and (ii) remain a member of the single market. While the agreement provides for the possibility of one or more extensions of this transition period for up to two additional years, the UK has currently ruled out any such extension. The EU and the UK will also continue to negotiate trading agreements and security cooperation during this period. An update on these negotiations is expected in June and at this time we will know whether (i) a long term deal has been agreed, (ii) the transition period will be extended or (iii) the transition period will end without a deal.

Our business in the UK and EU had contingency plans in place to mitigate any negative effects of a no deal Brexit and, should the transition period end without a deal, departure from the EU in such a way they would reactivate such plans. However, in the longer term (2021 onwards) such a departure could adversely affect business activity, restrict the movement of capital and the mobility of personnel and goods, and otherwise impair political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the UK, the Eurozone, or the EU. Given that we conduct a substantial portion of our business in the EU and the UK, and our corporate headquarters has been relocated to the UK, any of these developments could have a material adverse effect on our business, financial position, liquidity and results of operations or cash flows.

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
On March 1, 2016, Cleveland Apple Investor L.P. ("Cerberus Investor") (an affiliate of Cerberus) contributed $170 million of cash into New Avon in exchange for 80.1% of its membership interests, and we contributed (i) assets primarily related to our North America business (including approximately $100 million of cash, subject to certain adjustments), (ii) certain assumed liabilities (primarily pension and postretirement liabilities) of our North America business and (iii) the employees of our North America business into New Avon in exchange for a 19.9% ownership interest of New Avon (collectively, the "Separation"). In August 2019, we and Cerberus finalized the sale of our respective interests in New Avon to LG Household & Health Care Ltd. In connection with the Separation, we entered into a Separation Agreement and various other agreements with New Avon to govern the separation and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us. The indemnity rights we have against New Avon under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to New Avon may be significant and these risks could negatively affect our financial condition.
We or New Avon may fail to perform under the post-closing arrangements executed in connection with the Separation.
In connection with the Separation, we and New Avon entered into several agreements, including among others, an Intellectual Property License Agreement, a Technical Support and Innovation Agreement and a Manufacturing and Supply Agreement. The Intellectual Property License Agreement provides New Avon with rights to use certain intellectual property rights that we used in the conduct of the North America business prior to the Separation. The Technical Support and Innovation Agreement provides that we will perform certain beauty product development services for New Avon. The Manufacturing and Supply Agreement provides that we and New Avon will manufacture, or cause to be manufactured, and supply certain products to each other. These agreements establish a bilateral relationship between New Avon and us. We will rely on New Avon to satisfy its performance and payment obligations under these agreements. If New Avon is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our principal properties worldwide consist of manufacturing facilities for the production of Beauty products, distribution centers where administrative offices are located and where finished merchandise is packed and shipped to Representatives in fulfilment of their orders, and one principal research and development facility located in Suffern, NY.
Since January 2017 our principal executive offices are located at Chiswick Park in London, UK, where we moved to be in a closer proximity to many of our commercial markets. All the floors of our previous principal executive office location at 777 Third Avenue, New York, NY have been subleased.

During 2019 the following leases expired:
•Brazil - Fortaleza branch was closed, replacing it with a new leased site
•China - Zhengzhou distribution center lease was not renewed
During 2019 the following sites were sold:
•China, Conghua Manufacturing plant.
•Rye, New York, used as executive and administrative offices and Global IT
•Malaysia, Branch and administrative office building

In addition to the facilities noted above, other principal properties measuring 50,000 square feet or more include the following:
•two manufacturing facilities in Europe, primarily servicing Europe, Middle East & Africa;
•twelve distribution centers and four administrative offices in Europe, Middle East & Africa;
•two manufacturing facilities, eight distribution centers and one administrative office in South Latin America;
•one manufacturing facility, two distribution centers and one administrative office in North Latin America; and
•three manufacturing facilities and two distribution centers in Asia Pacific, of which one manufacturing facility is inactive.

We consider all of our principal properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.

Of all the properties listed above, 23 are owned and the remaining 17 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.

ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 19, Contingencies in our 2019 Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock
Our common stock is listed on the NYSE and trades under the AVP ticker symbol. At December 31, 2019, there were approximately 10,787 holders of record of our common stock. We believe that there are many additional shareholders who are not "shareholders of record" but who beneficially own and vote shares through nominee holders such as brokers and benefit plan trustees. High and low market prices and dividends per share of our common stock, in dollars, for 2019 and 2018 are listed below. As a part of the implementation of our Transformation Plan, we suspended the dividend on our common stock effective in the first quarter of 2016.

	2019			2018
Quarter	High	Low	Dividends Declared and Paid	High	Low	Dividends Declared and Paid
First	$3.29	$1.57	$—	$2.93	$2.11	$—
Second	4.03	2.60	—	2.92	1.48	—
Third	4.78	3.84	—	2.44	1.42	—
Fourth	5.79	4.10	*	2.18	1.43	—
*In December 2019, the Company declared a dividend of $0.016 per share, the dividend was paid in January 2020. No dividends were declared or paid for 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Avon Products, Inc., The S&P 500 Index and
2019 Peer Group (2)

The Stock Performance Graph above assumes a $100 investment on December 31, 2014, in Avon’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above and in the chart below are as of December 31 or the last trading day in the year indicated.

	2014	2015	2016	2017	2018	2019
Avon	100.0	147.5	99.7	64.0	52.2	81.7
S&P 500	100.0	101.4	113.5	138.3	132.2	173.9
Peer Group (2)	100.0	108.6	103.4	126.1	113.5	141.0
(1)Total return assumes reinvestment of dividends at the closing price at the end of each quarter.

(2)The Peer Group includes The Clorox Company, Colgate–Palmolive Company, Coty Inc., Estée Lauder Companies, Inc., Herbalife Ltd., Kimberly Clark Corp., Revlon, Inc. and Tupperware Brands Corp.
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
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the quarterly period ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/19 – 10/31/19	—	$—	*	*
11/1/19 – 11/30/19	—	—	*	*
12/1/18 – 12/31/18	1,535,801	5.54	*	*
*These amounts are not applicable as the Company does not have a share repurchase program in effect.
(1) All shares were repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their restricted stock units and performance restricted stock units.
Some of these share repurchases may reflect a brief delay from the actual transaction date.
ITEM 6. SELECTED FINANCIAL DATA
(U.S. dollars in millions, except per share data)
We derived the following selected financial data from our audited Consolidated Financial Statements. The following data should be read in conjunction with our MD&A and our Consolidated Financial Statements and related Notes contained in our 2019 Annual Report.

	2019	2018	2017	2016	2015
Statement of Operations Data
Total revenue(1)	$4,763.2	$5,571.3	$5,715.6	$5,717.7	$6,160.5
Operating profit(2)	125.6	235.2	281.3	323.8	165.0
Income (loss) from continuing operations, net of tax(2)	35.3	(21.8)	20.0	(93.4)	(796.5)
Cash dividends declared per share	$.02	$—	$—	$—	$.24
Balance Sheet Data
Total assets*	$3,086.3	$3,010.0	$3,697.9	$3,418.9	$3,770.4
Debt maturing within one year	1.8	12.0	25.7	18.1	55.2
Long-term debt	1,590.4	1,581.6	1,872.2	1,875.8	2,150.5
Total debt	1,592.2	1,593.6	1,897.9	1,893.9	2,205.7
Total shareholders’ deficit	(983.8)	(896.8)	(714.7)	(836.2)	(1,056.4)
* Total assets at December 31, 2015 in the table above exclude the $100.0 receivable from continuing operations that was presented within current assets of discontinued operations.
(1)Certain Brazil indirect taxes in 2019 and 2018 impact the comparability of our revenue. See Note 19, Contingencies in our 2019 Annual Report, "Results Of Operations - Consolidated" within MD&A, and Segment Review - South Latin America within MD&A for more information.
(2)A number of items, shown below, impact the comparability of our operating profit and (loss) income from continuing operations, net of tax. See Note 19, Contingencies in our 2019 Annual Report, Segment Review - South Latin America within MD&A, Note 17, Restructuring Initiatives, Note 14, Employee Benefit Plans, Note 15, Segment Information, Note 1, Description of the Business and Summary of Significant Accounting Policies, "Results Of Operations - Consolidated" within MD&A, Note 20, Goodwill, Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, Note 8, Debt and Other Financing, and Note 10, Income Taxes in our 2019 Annual Report for more information on these items.

	Impact on Operating Profit
	2019	2018	2017	2016	2015
Certain Brazil indirect taxes (3)	$67.7	$168.4	$—	$—	$—
Costs to implement restructuring initiatives(4)	$(139.3)	$(180.5)	(60.2)	(77.4)	(49.1)
Other expenses(5)	(64.3)	—	—	—	—
Loss contingency(6)	—	—	(18.2)	—	—
Legal settlement(7)	—	—	—	27.2	—
Venezuelan special items(8)	—	—	—	—	(120.2)
Pension settlement charge(9)	—	—	—	—	(7.3)
Other items(10)	—	—	—	—	(3.1)
Asset impairment and other charges(11)	(10.1)	(4.0)	—	—	(6.9)
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2019 was impacted by:
•a gain on sale of $50.1 primarily relating to; New Avon $26.8 before and after tax, Rye Office $9.9 before and after tax, Malaysia Maxim $3.3 before tax ($3 after tax), China Manufacturing $10.3 before tax ($8.2 after tax).
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2018 was impacted by:
•one-time tax reserves of approximately $18 associated with our uncertain tax positions, and an expense of approximately $3 associated with the ownership transfer of certain operational assets within the consolidated group.
In addition to the items impacting operating profit identified above, income from continuing operations, net of tax during 2017 was impacted by:
•a $29.9 net tax benefit recognized as a result of the enactment of the Tax Cuts and Jobs Act in the U.S., a release of valuation allowances of $25.5 associated with a number of markets in Europe, Middle East & Africa as a result of a business model change related to the move of the Company's headquarters from the U.S. to the UK, and a $10.4 benefit as a result of a favorable court decision in Brazil, partially offset by a charge of $16.0 associated with valuation allowances to adjust deferred tax assets in Mexico.
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2016 was impacted by:
•the deconsolidation of our Venezuelan operations. As a result of the change to the cost method of accounting, in the first quarter of 2016 we recorded a loss of $120.5 before and after tax in other expense, net. The loss was comprised of $39.2 in net assets of the Venezuelan business and $81.3 in accumulated foreign currency translation adjustments within accumulated other comprehensive income (loss) ("AOCI") associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy;
•a net gain on extinguishment of debt of $1.1 before and after tax associated with the repayment of certain of our debt in 2016; and
•the release of a valuation allowance associated with Russia of $7.1 and an income tax benefit of $29.3 recognized as the result of the implementation of foreign tax planning strategies, partially offset by a charge for valuation allowances for deferred tax assets outside of the U.S. of $8.6.
See Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 8, Debt and Other Financing, and Note 10, Income Taxes in our 2019 Annual Report for more information.
In addition to the items impacting operating profit identified above, loss from continuing operations, net of tax during 2015 was impacted by:
•the gain on sale of Liz Earle of $44.9 before tax ($51.6 after tax);
•a loss on extinguishment of debt of $5.5 before and after tax caused by the make-whole premium and the write-off of debt issuance costs and discounts, associated with the prepayment of our 2.375% Notes due March 15, 2016 and a charge of $2.5 before and after tax associated with the write-off of issuance costs related to our previous $1 billion revolving credit facility;
•an aggregate income tax charge of $685.1. This was primarily due to additional valuation allowances for U.S. deferred tax assets of $669.7 which were due to the continued strengthening of the U.S. dollar against currencies of some of our key markets and the impact on the benefits from our tax planning strategies associated with the realization of our deferred tax assets. In addition, the charge was due to valuation allowances for deferred tax assets outside of the U.S. of $15.4, primarily in Russia, which was largely due to lower earnings, which were significantly impacted by foreign exchange losses on working capital balances; and
•an income tax benefit of $18.7, which was recorded in the fourth quarter of 2015, recognized as a result of the implementation of the initial stages of foreign tax planning strategies.
See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, Note 8, Debt and Other Financing, and Note 10, Income Taxes in our 2019 Annual Report for more information.
(3)2019 includes the impact of certain Brazil indirect taxes, which were recorded in product sales and other income (expense), net in the amounts of approximately $68 and approximately $51, respectively, in our Consolidated Income Statements. See Note 21, Supplemental Balance Sheet information, to the Consolidated Financial Statements contained herein for further information. 2018 included the impact of the Brazil IPI tax release, which was recorded in product sales and other income (expense), net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements. See Note 19, Contingencies, to the Consolidated Financial Statements contained herein for further information.
(4)During all periods presented, our operating profit and operating margin was negatively impacted by costs to implement restructuring initiatives. Refer to Note 17, Restructuring Initiatives in our 2019 Annual Report, for additional information.
(5)During 2019, our operating profit and operating margin were negatively impacted by a charge of $64.3 incurred in relation to the Transaction, primarily professional fees, and impairment losses on assets. See Note 23, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements contained herein and "Agreement and Merger with Natura Cosméticos S.A.", in this MD&A for further information.
(6)During 2017, our operating profit and operating margin were negatively impacted by a charge of $18.2 for a loss contingency related to a non-U.S. pension plan, for which an amendment to the plan that occurred in a prior year may not have been appropriately implemented. See Note 14, Employee Benefit Plans in our 2019 Annual Report for more information.
(7)During 2016, our operating profit and operating margin benefited from the net proceeds of $27.2 before and after tax recognized as a result of settling claims relating to professional services that had been provided to the Company prior to 2013 in connection with a previously disclosed legal matter. See Note 15, Segment Information in our 2019 Annual Report for more information.
(8)During 2015 our operating profit and operating margin was negatively impacted by devaluations of the Venezuelan currency, combined with Venezuela being designated as a highly inflationary economy.
In February 2015, the Venezuelan government announced the creation of a new foreign exchange system referred to as the SIMADI exchange ("SIMADI"), which represented the rate which better reflected the economics of Avon Venezuela's business activity, in comparison to the other then available exchange rates; as such, we concluded that we should utilize the SIMADI exchange rate to remeasure our Venezuelan operations. The change to the SIMADI rate caused the recognition of a devaluation of approximately 70% as compared to the exchange rate we had used previously. As a result of using the historical U.S. dollar cost basis of non-monetary assets, such as inventories, these assets continued to be remeasured, following the change to the SIMADI rate, at the applicable rate at the time of their acquisition. The remeasurement of non-monetary assets at the historical U.S. dollar cost basis caused a disproportionate expense as these assets were consumed in operations, negatively impacting operating profit and net income by $18.5 during 2015. Also as a result of the change to the SIMADI rate, we determined that an adjustment of $11.4 to cost of sales was needed to reflect certain non-monetary assets, primarily inventories, at their net realizable value, which was recorded in the first quarter of 2015. In addition, we reviewed Avon Venezuela's long-lived assets to determine whether the carrying amount of the assets was recoverable. Based on our expected cash flows associated with the asset group, we determined that the carrying amount of the assets, carried at their historical U.S. dollar cost basis, was not recoverable. As such, an impairment charge of $90.3 to SG&A expenses was needed to reflect the write-down of the long-lived assets to estimated fair value of $15.7, which was recorded in the first quarter of 2015. In addition to the negative impact to operating profit, as a result of the devaluation of Venezuelan currency, during 2015, we recorded an after-tax benefit of $3.4 (a benefit of $4.2 in other expense, net, and a loss of $.8 in income taxes) in the first quarter of 2015, primarily reflecting the write-down of net monetary assets. See, Note 1, Description of the Business and Summary of Significant Accounting Policies in our 2019 Annual Report for more information.
(9)During 2015, our operating profit and operating margin were negatively impacted by settlement charges associated with the U.S. defined benefit pension plan. As a result of the lump-sum payments made to former employees who were vested and participated in the U.S. defined benefit pension plan, in the third quarter of 2015, we recorded a settlement charge of $23.8 (before and after tax). Because the settlement threshold was exceeded in the third quarter of 2015, a settlement charge of

$4.1 (before and after tax) was also recorded in the fourth quarter of 2015, as a result of additional payments from our U.S. defined benefit pension plan. These settlement charges were allocated between Global ($7.3) and Discontinued Operations ($20.6). See Note 14, Employee Benefit Plans in our 2019 Annual Report for a further discussion.
(10)During 2015, our operating profit and operating margin were negatively impacted by transaction-related costs of $3.1 before and after tax associated with the planned separation of North America that were included in continuing operations.
(11)During 2019 our operating profit and operating margin were negatively impacted by a non-cash impairment charge of $10.1 ($7.2 after tax). This related to Manufacturing assets in Brazil of $8.4 ($5.5 after tax), Software in our Corporate function of $1.2 (before and after tax) and a write off in Hungary of $0.5 (before and after tax). During 2018 our operating profit and operating margin were negatively impacted by a non-cash impairment charge of $4 ($3.6 after tax) related to CTI manufacturing equipment. During 2015, our operating profit and operating margin were negatively impacted by a non-cash impairment charge of $6.9 (before and after tax) associated with goodwill of our Egypt business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(U.S. dollars in millions, except per share and share data)
You should read the following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries in conjunction with the information contained in the Consolidated Financial Statements and related Notes contained in our 2019 Annual Report. When used in this discussion, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
See "Non-GAAP Financial Measures" of this MD&A for a description of how constant dollar ("Constant $") growth rates (a Non-GAAP financial measure) are determined and see "Performance Metrics" of this MD&A for definitions of our performance metrics (Change in Active Representatives, Change in units sold, Change in Ending Representatives and Change in Average Order).
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel. During 2019, we had sales operations in 55 countries and territories, and distributed products in 24 more. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S."). Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
As of December 31, 2019, we had approximately 5 million average active Representatives which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.
Total revenue decreased 15% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil as well as IPI in the prior year. These indirect taxes and IPI positively impacted revenue in both 2018 and 2019, but to a larger extent in 2018. Excluding the impact of these indirect taxes in Brazil, Adjusted revenue was down 13%, impacted by the unfavorable impact of foreign exchange. Adjusted Constant $ Revenue decreased 7%.
Adjusted revenue and Adjusted Constant $ revenue decline was primarily driven by Europe Middle East & Africa markets, in particular Russia. Russia was negatively impacted by a decrease in Active Representatives and a decrease in Average Representative Sales. Revenue and Constant $ revenue in Russia continued to be impacted by lower consumer confidence, as well as weaker sales leader engagement in the first half of the year.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 10%, across multiple markets. Average Representative Sales decreased 5% on a reported basis, unfavorably impacted by foreign exchange and Adjusted Constant $ Average Representative Sales increased 2%. While Revenue, Adjusted revenue and Constant $ Adjusted revenue have declined, this is a consequence of our intent to improve productivity by increasing Average Representative Sales. Adjusted Constant $ Average Representative Sales were impacted by improved price/mix. In addition, Average Representative Sales were favorably impacted by certain indirect tax items, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics in Brazil, see Note 19, Contingencies, to the Consolidated Financial Statements included herein.
Units sold decreased 14% driven by declines in Brazil and Russia.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Agreement and Merger with Natura Cosméticos S.A.
On May 22, 2019, we entered into an Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding S.A. ("Natura &Co") pursuant to which, in a series of transactions, Avon and Natura Cosméticos will become direct wholly owned subsidiaries of Natura &Co (the "Transaction"). For additional information, see Note 23, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein, and our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2019. On January 3, 2020, the Company consummated the Transaction and became a fully owned subsidiary of Natura &Co Holding. In connection with the consummation of the Transaction, the Company notified the New York Stock

Exchange ("NYSE") that trading of their stock should be suspended, the Company's common stock was subsequently delisted and deregistered.
Transformation Plan and Open Up Avon
In January 2016, we initiated a transformation plan (the "Transformation Plan"), in order to enable us to achieve our long-term goals of mid-single-digit Constant $ revenue growth and low double-digit operating margin. There are no further restructuring actions to be taken associated with our Transformation Plan as, beginning in the third quarter of 2018, all new restructuring actions approved operate under our new Open Up Avon plan described below.
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. The commercial elements of the strategy were developed to help increase Representative earnings and thereby retention. Elements of the Representative facing strategy include improvements in service functions, increased training on utilization of digital tools to expand her consumer reach, product bundling and regimens designed to help improve her earnings opportunity and sharper more targeted product innovation to drive brand relevancy. Cost savings under this plan are expected to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce. The structural reset of inventory will result in lower operational and ongoing obsolescence costs. Over the longer term, it will result in a more concentrated focus on high-turn, higher margin products, driving greater earnings for Representatives due to lessened discount pressure and enhanced service levels. The structural reset resulted in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018. In 2019 the global workforce was reduced by 16%, ahead of the expected 10% reduction announced in January 2019 to align with ongoing operating model changes and to create a leaner organization that is better aligned with Avon’s current and future business focus. This reduction is incremental to an 8% reduction of the global workforce that was completed in 2018.
The restructuring charge relating to the global workforce reduction, which was approved by the Board of Directors in January 2019, forms an integral part of the Open Up Avon initiative, the impacts of this are disclosed below. We initiated the Open Up Avon strategy to enable us to achieve our goals of low-single-digit Constant $ revenue growth and low double-digit operating margin by 2021. We plan to reinvest a portion of these cost savings in commercial initiatives, including training for Representatives, and digital and IT infrastructure initiatives.
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $250 before taxes to-date associated with Open Up Avon and approximately $215 before taxes to-date associated with the Transformation Plan. Of these costs, approximately $107 and approximately $9 was recorded during 2019 associated with Open Up Avon and the Transformation Plan, respectively. The additional charges not yet incurred associated with the restructuring actions approved as at December 31, 2019 relate to Open Up Avon and are negligible. At December 31, 2019, we have liabilities of approximately $24 associated with our restructuring actions, primarily associated with Open Up Avon. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2020.
In 2018, we estimate that we achieved total cost savings of approximately $110 before taxes, of which approximately $40 was attributable to Open Up Avon and approximately $70 was attributable to the Transformation Plan. The estimated $40 of savings attributable to Open Up Avon primarily related to tax and interest, when compared to our costs in 2017. As it relates to the Transformation Plan, we exceeded our cost savings target of $65 before taxes for full-year 2018. These savings include both run-rate savings from the Transformation Plan from 2017, along with in-year savings from current year initiatives already identified, and are associated with restructuring actions and from other cost-savings strategies that did not result in restructuring charges. As a result of restructuring actions and other cost-savings strategies taken related to the Transformation Plan, we exited 2018 with run-rate savings in excess of our total cumulative cost savings target of $350.
For additional details on restructuring initiatives, see Note 17, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
New Accounting Standards
Information relating to new accounting standards is included in Note 2, New Accounting Standards of our 2019 Annual Report.

Performance Metrics
Within this MD&A, in addition to our key financial metrics of revenue, operating profit and operating margin, we utilize the performance metrics defined below to assist in the evaluation of our business.

Performance Metrics	Definition

Change in Active Representatives	This metric is a measure of Representative activity based on the number of unique Representatives submitting at least one order in a sales campaign, totaled for all campaigns in the related period. To determine the change in Active Representatives, this calculation is compared to the same calculation in the corresponding period of the prior year. Orders in China are excluded from this metric as our business in China is predominantly retail.

Change in Average Representative Sales	This metric is a measure of Representative productivity. The calculation is the difference of the year-over-year change in revenue on a Constant $ basis and the Change in Active Representatives. Change in Average Representative Sales may be impacted by a combination of factors such as inflation, units, product mix, and/or pricing.

Free cash flow	Free cash flow is net cash provided (used) by operating activities of continuing operations plus net cash provided (used) by investing activities of continuing operations plus the proceeds from the monetization of COFINS tax credits presented within net cash provided (used) by financing activities of continuing operations.
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: revenue, Adjusted revenue, operating profit, Adjusted operating profit, operating margin and Adjusted operating margin. We refer to these adjusted financial measures as Constant $ items, which are Non-GAAP financial measures. We believe these measures provide users of the financial statements an additional perspective on trends and underlying business results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, we calculate current-year results and prior-year results at constant exchange rates, which are updated on an annual basis, usually in October, as part of our budgeting process. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates.
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
The Company uses Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes users of the financial statements find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) certain Brazil indirect taxes; 2) CTI restructuring initiatives; 3) Expenses related to the Transaction, primarily professional fees, and impairment losses on assets; 4) costs associated with the early termination of debt; and 5) one-time tax items that are not associated with recurring, normal operations ("Special tax items").
(1) The full year 2019 includes the impact of certain Brazil indirect taxes, which were recorded in product sales and other income (expense), net in the amounts of approximately $68 and approximately $51, respectively, in our Consolidated Income Statements. See Note 21, Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information. The corresponding tax impact is $23. The full year 2018 included the impact of the Brazil IPI tax release, which was recorded in product sales and other income (expense), net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements. See Note 19, Contingencies, to the Consolidated Financial Statements contained herein for further information. The Brazil IPI tax release also included approximately $66 recorded in income taxes.
(2) CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 17, Restructuring Initiative, to the Consolidated Financial Statements contained herein for further information.

(3) During 2019, the Company recorded approximately $64 respectively, of other expenses incurred in relation to the Transaction, primarily professional fees, and impairment losses on assets. See Note 23, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements contained herein and "Agreement and Plan of Mergers with Natura Cosméticos S.A.," in this MD&A for further information.
(4) During 2019, the Company incurred costs of $9 associated with the early termination of debt.
(5) The effective tax rate discussion includes Special tax items, including the impact on the provision for income taxes in our Consolidated Statements of Operations during 2018 due to one-time tax reserves of approximately $18 associated with our uncertain tax positions, and an expense of approximately $3 associated with the ownership transfer of certain operational assets within the consolidated group.
See Note 19, Contingencies, Note 17, Restructuring Initiatives, Note 14, Employee Benefit Plans, Note 15, Segment Information, Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 8, Debt and Other Financing, and Note 10, Income Taxes in our 2019 Annual Report. See also "Effective Tax Rate" in this MD&A, and "Results Of Operations - Consolidated" below, for more information on these items.
Critical Accounting Estimates
We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies of our 2019 Annual Report for a detailed discussion of the application of these and other accounting policies.
Revenue Recognition
Revenue is recognized when control of a product or service is transferred to a customer, which is generally the Representative. Revenue is measured based on the consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as Value Added Taxes collected for taxing authorities.
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
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign, generally on credit if the Representatives meet certain criteria. Sales campaigns are generally for a three- to four-week duration. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance past due for prior campaigns is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality and changing trends. Over the past three years, annual bad debt expense was $115 in 2019, $162 in 2018 and $222 in 2017, or approximately 2% of total revenue in 2019, approximately 3% of total revenue in 2018, and approximately 4% of total revenue in 2017. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $133 for 2019, $172 for 2018 and $198 for 2017, or 2-4% of total revenue in each year, which has been generally in line with our expectations. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence, when applicable, equal to the difference between the cost of inventory and the net realizable value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to estimate the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $37 in 2019, $114 in 2018 and $37 in 2017, or less than 1% of total revenue in 2019, 2% of total revenue in 2018 and less than 1% of total revenue in 2017. As discussed in the Overview section, 2018 includes inventory obsolescence charges of $88 related to our inventory reset program, most of which was utilized in 2019.
Pension and Postretirement Expense
We maintain defined benefit pension plans, the most significant of which are in the UK, Germany and the U.S. However, our U.S. defined benefit pension plan is closed to employees hired on or after January 1, 2015 and the UK defined benefit pension plan was frozen for future accruals as of April 1, 2013 and closed to employees hired on or after September 30, 2006. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care benefits subject to certain limitations to certain retired employees in the U.S. and certain foreign countries. See Note 14, Employee Benefit Plans of our 2019 Annual Report for more information on our benefit plans.
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
For 2019, the weighted average assumed rate of return on all pension plan assets was 5.29%, as compared with 5.23% for 2018. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We generally evaluate the expected long-term rates of return annually and adjust as necessary.
In some of our defined benefit pension plans, we have adopted investment strategies which are designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we also utilize derivative instruments in our UK defined benefit pension plans to hedge certain risks. Derivative instruments may include, but are not limited to, futures, options, swaps or swaptions. Investment types, including the use of derivatives are based on written guidelines established for each investment manager and monitored by the plan's investment committee.
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2019 net periodic benefit cost for the UK defined benefit pension plan was 5.20%. In addition, the 2019 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 80% in liability driven investments, approximately 5% in corporate and government bonds and mortgage-backed securities and approximately 15% in equity securities, emerging market debt and high yield securities. In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities) and, to a lesser extent, impact our equity exposure. The rate of return on the plan assets in the UK was approximately 16.4% in 2019 and approximately (4)% in 2018.
Historically, the pension plan with the most significant pension plan assets was the U.S. defined benefit pension plan. As part of the separation of the North America business, in 2016 we transferred $499.6 of pension liabilities under the U.S. defined benefit pension plan associated with current and former employees of the North America business and certain other former Avon employees, along with $355.9 of assets held by the U.S. defined benefit pension plan, to a defined benefit pension plan sponsored by New Avon. We also transferred $60.4 of other postretirement liabilities (namely, retiree medical and supplemental pension liabilities) in respect of such employees and former employees. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale in our 2019 Annual Report. We continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon in the U.S. providing services other than with respect to the North America business. Prior to this separation, our net periodic benefit costs for the U.S. pension and postretirement benefit plans were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates, and as such, our ongoing net periodic benefit costs within Global were not materially impacted by the separation of the North America business.
The discount rate used for determining the present value of future pension obligations for each individual plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for calculating the balance sheet obligations of our more significant plans, including our UK defined benefit pension plan and our U.S. defined benefit pension plan, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis was 2.15% at December 31, 2019, and 3.06% at December 31, 2018. For the determination of the expected rates of return on assets and the discount rates, we take external actuarial and investment advice into consideration.
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
Our funding requirements may be impacted by standards and regulations or interpretations thereof. Our calculations of pension and postretirement costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, benefits earned, mortality rates, the number of participants and certain demographics and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2019, we had pretax actuarial losses and prior service credits totaling approximately $24 for the U.S. defined benefit pension and postretirement plans and approximately $185 for the non-U.S. defined benefit pension and postretirement plans that have not yet been charged to expense. These actuarial losses have been charged to AOCI within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. For 2020, our assumption for the expected rate of return on assets is 4.9% for our U.S. defined benefit pension plan and 2.6% for our non-U.S. defined benefit pension plans (which includes 2.20% for our UK defined benefit pension plan). Our assumptions are generally reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2019 pension expense and the pension benefit obligation at December 31, 2019:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	$(3.2)	$3.2	N/A	N/A
Discount rate	(.7)	.5	$(55.8)	$65.1
Rate of compensation increase	.8	(.7)	2.2	(2.0)
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
Taxes
We record a valuation allowance to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted U.S. and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its excess foreign tax credits, are taken into consideration. At December 31, 2019, we had net deferred tax assets of approximately $153 (net of valuation allowances of approximately $2,960 and deferred tax liabilities of $142).

With respect to our deferred tax assets, at December 31, 2019, we had recognized deferred tax assets of approximately $2,112 relating to foreign and state tax loss carryforwards, for which a valuation allowance of approximately $2,019 has been provided. At December 31, 2019, we had recognized deferred tax assets of approximately $658 primarily relating to excess U.S. foreign tax and other U.S. general business credit carryforwards for which a valuation allowance of approximately $649 had been provided. We have a history of U.S. source losses, and our excess U.S. foreign tax and general business credits have primarily resulted from having a greater U.S. source loss in recent years which reduces our ability to credit foreign taxes or utilize the general business credits which we generate.

Our ability to realize our U.S. deferred tax assets, such as our foreign tax and general business credit carryforwards, is dependent on future U.S. taxable income within the carryforward period. At December 31, 2019, we would need to generate approximately $3.1 billion of excess net foreign source income in order to realize the U.S. foreign tax and general business credits before they expire.

At December 31, 2019, as a result of our U.S. liquidity profile, we continue to assert that substantially all of our foreign earnings are not indefinitely reinvested. Accordingly, we adjusted our deferred tax liability to account for our 2018 undistributed earnings of foreign subsidiaries and for the tax effect of earnings that were actually repatriated to the U.S. during the year. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a decrease of $12.5, resulting in a deferred tax liability balance of $6.1 related to the incremental tax cost on approximately $1.2 billion of undistributed foreign earnings at December 31, 2019.

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

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In 2020, a number of open tax years are scheduled to close due to the expiration of the statute of limitations and it is possible that a number of tax examinations may be completed. If our tax positions are ultimately upheld or denied, it is possible that the 2020 provision for income taxes, as well as tax related cash receipts or payments, may be impacted.
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
Goodwill
We test goodwill for impairment annually, and more frequently if circumstances warrant, using various fair value methods. We completed our annual goodwill impairment assessment for 2019 in November and determined that the estimated fair values were substantially in excess of the carrying values of each of our reporting units.
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
Results Of Operations - Consolidated

	Years ended December 31			Basis Point Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Select Consolidated Financial Information
Total revenue	$4,763.2	$5,571.3	$5,715.6	(15)%	(3)%
Cost of sales	(2,010.1)	(2,364.0)	(2,203.3)	(15)%	7%
SG&A expenses	(2,627.5)	(2,972.1)	(3,231.0)	(12)%	(8)%
Operating profit	125.6	235.2	281.3	(47)%	(16)%
Interest expense	(127.6)	(134.6)	(140.8)	(5)%	(4)%
Loss on extinguishment of debt	(11.6)	(0.7)	—	1,557%	*
Interest income	7.7	15.3	14.8	(50)%	3%
Other income (expense), net	94.2	(7.1)	(34.6)	(1,427)%	(79)%
Income from continuing operations, before taxes	138.4	108.1	120.7	28%	(10)%
Income (loss) from continuing operations, net of tax	35.3	(21.8)	20.0	(262)%	*
Net (loss) income attributable to Avon	$(0.3)	$(19.5)	$22.0	(98)%	*

Advertising expenses	$72.9	$127.6	$118.4	(43)%	8%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$4,763.2	$5,571.3	$5,715.6	(15)%	(3)%
Certain Brazil indirect taxes	(67.7)	(168.4)	—
Adjusted revenue	4,695.5	5,402.9	5,715.6	(13)%	(5)%

Gross margin	57.8%	57.6%	61.5%	.2	(3.9)
Certain Brazil indirect taxes	(.6)	(1.3)	—	.7	(1.3)
CTI restructuring	.3	1.6	—	(1.3)	1.6
Adjusted gross margin	57.5%	57.9%	61.5%	(.4)	(3.6)

SG&A expenses as a % of total revenue	55.2%	53.3%	56.5%	1.9	(3.2)
Certain Brazil indirect taxes	.7	1.7	—	(1.0)	1.7
CTI restructuring	(2.7)	(1.6)	(1.0)	(1.1)	(.6)
Other expenses (1)	(1.3)	—	—	(1.3)	—
Loss contingency	—	—	(.3)	—	.3
Adjusted SG&A expenses as a % of total revenue	51.9%	53.4%	55.2%	(1.5)	(1.8)

	Years ended December 31			Basis Point Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Operating profit	$125.6	$235.2	$281.3	(47)%	(16)%
Certain Brazil indirect taxes	(67.7)	(168.4)	—
CTI restructuring	139.3	180.5	60.2
Other expenses (1)	64.3	—	—
Loss contingency	—	—	18.2
Adjusted operating profit	$261.5	$247.3	$359.7	6%	(31)%

Operating margin	2.6%	4.2%	4.9%	(1.6)	(.7)
Certain Brazil indirect taxes	(1.2)	(2.8)	—	1.6	(2.8)
CTI restructuring	2.9	3.2	1.1	(.3)	2.1
Other expenses (1)	1.3	—	—	1.3	—
Loss contingency	—	—	.3	—	(.3)
Adjusted operating margin	5.6%	4.6%	6.3%	1.0	(1.7)

Change in Constant $ Adjusted operating margin(2)				140	(140)

Income before taxes	138.4	108.1	120.7	28%	(10)%
Certain Brazil indirect taxes	(118.3)	(194.7)	—
CTI restructuring	116.0	180.5	60.2
Other expenses (1)	73.2	—	—
Loss contingency	—	—	18.2
Adjusted income before taxes	209.3	93.9	199.1	123%	(53)%

Income taxes	(103.1)	(129.9)	(100.7)	(21)%	29%
Certain Brazil indirect taxes	23.0	66.2	—
CTI restructuring	(11.9)	(17.4)	(1.7)
Special tax items	—	21.1	(49.8)
Adjusted income taxes	(92.0)	(60.0)	(152.2)	53%	(61)%

Effective tax rate	74.5%	120.2%	83.4%
Adjusted effective tax rate	44.0%	63.9%	76.4%

Net cash provided (used) by operating activities of continuing operations	94.3	92.7	271.2	2%	(66)%
Net cash provided (used) by investing activities of continuing operations	50.2	(93.4)	(69.6)
Proceeds from monetization of COFINS tax credits	19.4	—	—
Free cash flow provided (used) by continuing operations	163.9	(0.7)	201.6	*	(100)%

Performance Metrics
Change in Active Representatives				(10)%	(5)%
Change in units sold				(14)%	(6)%
Amounts in the table above may not necessarily sum due to rounding.
*  Calculation not meaningful

(1)The Company recorded approximately $73 million of other expenses, primarily professional fees incurred in relation to the Natura transaction, the loss on extinguishment of debt and credit facilities, and other impairment losses on assets.
(2)Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.

2019 Compared to 2018
Revenue
Total revenue decreased 15% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil as well as IPI in the prior year. These indirect taxes and IPI positively impacted revenue in both 2018 and 2019, but to a larger extent in 2018. Excluding the impact of these indirect taxes in Brazil, Adjusted revenue was down 13%, impacted by the unfavorable impact of foreign exchange. Adjusted Constant $ Revenue decreased 7%.
Revenue, Adjusted revenue and Adjusted Constant $ revenue decline was primarily driven by Europe Middle East & Africa markets, in particular Russia. Russia was negatively impacted by a decrease in Active Representatives and a decrease in Average Representative Sales. Revenue and Constant $ revenue in Russia continued to be impacted by lower consumer confidence, as well as weaker sales leader engagement in the first half of the year.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 10%, across multiple markets. Average Representative Sales decreased 5% on a reported basis, unfavorably impacted by foreign exchange and Adjusted Constant $ Average Representative Sales increased 2%. While Revenue, Adjusted revenue and Constant $ Adjusted revenue have declined, this is a consequence of our intent to improve productivity by increasing Average Representative Sales. Adjusted Constant $ Average Representative Sales were impacted by improved price/mix. In addition, Average Representative Sales were favorably impacted by certain indirect tax items, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics in Brazil, see Note 19, Contingencies, to the Consolidated Financial Statements included herein.
Units sold decreased 14%, driven by declines in Brazil and Russia.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 160 basis points, significantly impacted by certain indirect taxes recognized in Brazil in the current year as well as the IPI tax benefit in the prior year. These indirect taxes and IPI positively impacted operating margin in both 2019 and 2018, but to a larger extent in 2018. Excluding the impact of these indirect taxes in Brazil, Adjusted operating margin increased 100 basis points, driven by improved price/mix and savings across multiple cost lines. This margin improvement was delivered despite the unfavorable impact of foreign currency. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin increased 20 basis points and Adjusted gross margin decreased 40 basis points as the unfavorable impact of foreign currency and higher supply chain costs more than offset the positive impact of price/mix (unfavorable impact of 160 basis and unfavorable impact of 110 basis points offset by benefit of 240 basis point). Price/mix improvements were driven by effective pricing, optimized discounts and promotions, more effective incentives and more favorable product mix in most markets. The unfavorable impact of foreign currency is largely due to currency devaluations in Argentina and Brazil. Higher supply chain costs were driven by higher material costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 190 basis points, significantly impacted by CTI restructuring charges. Adjusted SG&A as a percentage of total revenue decreased 150 basis points.
Savings in SG&A and Adjusted SG&A were primarily due to lower advertising expenses (benefit of 80 basis points) and better bad debt management (benefit of 50 basis points). Advertising expense benefited from certain indirect tax items in Brazil as well as optimizing our portfolio by concentrating investments in selected channels and focusing on digital advertising. We have further reduced our bad debt expense, primarily in Brazil, from continued focus on credit control and collections processes.
See Note 15, Segment Information of our 2019 Annual Report for more information on the legal settlement, Note 14, Employee Benefit Plans of our 2019 Annual Report for more information on the loss contingency related to a non-U.S. pension plan and Note 17, Restructuring Initiatives of our 2018 Annual Report for more information on CTI restructuring.
Other Expenses
Interest expense decreased by approximately $7 and interest income decreased by approximately $8 compared to 2018. Loss on extinguishment of debt and credit facilities of approximately $12 is primarily comprised of the costs of termination of a portion of the 2020 bonds repaid in the third and fourth quarters of 2019.

Other income (expense), net, of $94 increased by approximately $101 compared to the prior-year period. The current period income is primarily attributable to the impact of interest on certain indirect tax items recognized in Brazil of approximately $50 and the favorable impact of foreign exchange net gains in 2019 compared to losses in 2018.
Gain on sale of business/assets related to the result of the sale of the Rye Office, Maximin Corporation Sdn Bhd and Avon Manufacturing (Guangzhou), Ltd in June, May and February 2019 respectively and the sale of our investment in New Avon in August 2019. Refer to Note 3, Discontinued Operations and, Assets and Liabilities Held for Sale, to the Consolidated Financial Statements contained herein, for more information relating to these disposals.
Effective Tax Rate
The Adjusted effective tax rates and the effective tax rates in 2019 and 2018 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the Adjusted effective tax rates and the effective tax rates in 2019 and 2018 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. These factors resulted in unusually high effective tax rates in 2019 and 2018.
The Adjusted effective tax rate and the effective tax rate in 2019 was impacted by an approximate net $13 benefit recognized primarily due to reduced costs of repatriating subsidiary earnings and approximately $7 of other various net tax benefits associated with law changes, uncertain tax positions, and changes in tax estimates partially offset by a net charge of approximately $5 primarily associated with an increase in valuation allowances. The effective tax rate in 2019 was also impacted by the accrual of non-taxable income associated with indirect tax refunds and CTI restructuring for which tax benefits cannot currently be claimed in all affected jurisdictions.
The Adjusted effective tax rate and the effective tax rate in 2018 was impacted by an approximate net $25 benefit recognized primarily due to Avon's interpretation of case law and/or guidance provided during 2018 in the U.S. and Latin America and the release of valuation allowances of approximately $5 associated with improved profitability of certain Markets partially offset by a net charge of approximately $11 primarily associated with an increase in reserves for uncertain tax positions. The effective tax rate in 2018 was also impacted by the accrual of taxes associated with the reversal of the Brazil IPI loss contingency and CTI restructuring for which tax benefits cannot currently be claimed in all affected jurisdictions.
In addition, the Adjusted effective tax rates and the effective tax rates in 2019 and 2018 were negatively impacted by the country mix of earnings.

Impact of Foreign Currency
As compared to the prior-year period, foreign currency in 2019 impacted our consolidated financial results in the form of:
•foreign currency transaction net losses as compared to net gains in the prior year (classified within cost of SG&A expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $80 or approximately 140 basis points and 150 basis points, respectively to operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact, as compared to a favorable impact in the prior year to operating profit and Adjusted operating profit of approximately $15 and $30 respectively, or approximately 10 basis points and 20 basis points, respectively, to operating margin and Adjusted operating margin; and
•higher foreign exchange net gains on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to loss in the prior year, resulting in a favorable impact of approximately $60 before tax on both a reported and Adjusted basis.
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
Ending Representatives declined 8%, primarily driven by declines in Russia and Brazil.

On a category basis, our net sales from reportable segments and associated growth rates were as follows:

	Years ended December 31		% Change
	2018	2017	US$	Constant $
Beauty:
Skincare	$1,474.7	$1,606.4	(8)%	(3)%
Fragrance	1,428.1	1,547.2	(8)	(1)
Color	845.3	968.0	(13)	(7)
Total Beauty	3,748.1	4,121.6	(9)	(3)
Fashion & Home:
Fashion	750.8	812.5	(8)	(4)
Home	561.3	587.2	(4)	5
Total Fashion & Home	1,312.1	1,399.7	(6)	—
Certain Brazil indirect taxes	168.4	—	*	*
Net sales from reportable segments	5,228.6	5,521.3	(5)	(2)
Net sales from Other operating segments and business activities	19.1	43.8	(56)	(57)
Net sales	$5,247.7	$5,565.1	(6)	(3)
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

Gross margin and Adjusted gross margin were primarily impacted by the following:

•a decrease of 80 basis points due to higher supply chain costs, driven by higher material costs primarily in South Latin America;
•a decrease of 20 basis points due to the net unfavorable impact of foreign currency transaction losses and foreign currency translation; and
•a decrease of 20 basis points due to the unfavorable impact as a result of hyperinflationary accounting in Argentina effective July 1, 2018, primarily due to inventory being accounted for at its historical dollar cost.

This item was partially offset by the following:

•an increase of 110 basis points due to the favorable net impact of mix and pricing, driven by inflationary pricing in Argentina.

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

SG&A as a percentage of total revenue and Adjusted SG&A as a percentage of Adjusted revenue were primarily impacted by the following:

•an increase of 50 basis points due to higher Representative, sales leader and field expense, primarily in Brazil due to investments aimed at recovering activity levels that were disrupted by the national transportation strike in the second quarter of 2018, as well as increased focus on Representatives training in the second half of 2018;
•an increase of 40 basis points from higher advertising expense primarily due to increased investments in Europe, Middle East & Africa;
•an increase of 40 basis points from higher transportation costs, mainly in Brazil primarily driven by inefficiencies caused by the national transportation strike and an increase in fuel prices, in Europe, Middle East & Africa driven by further increases in delivery rates in Russia and increased flexibility in order processing in the UK and in Mexico due to an increase in fuel prices;
•an increase of approximately 40 basis points due to the net unfavorable impact of foreign currency transaction losses and foreign currency translation;
•an increase of 40 basis points due to higher net brochure expense primarily due to an increase in brochure volumes in Brazil; and
•a decrease of 50 basis points from lower bad debt expense, primarily in Brazil due to improved credit control and collections processes.
Other Expenses
Interest expense decreased by approximately $6, primarily due to interest savings associated with prepayment of the $237.8 principal amount of our 6.50% Notes due March 2019. Refer to Note 8, Debt and Other Financing in our 2019 Annual Report for additional information.
A loss on extinguishment of debt of approximately $1 was comprised of a loss of approximately $3 associated with the prepayment of our 6.50% Notes, partially offset by a gain of approximately $2 associated with the debt repurchases in the fourth quarter of 2018. Refer to Note 8, Debt and Other Financing in our 2019 Annual Report for additional information.

Interest income increased by $1 compared to the prior-year period.

Other expense, net, decreased by approximately $28 compared to the prior-year period, including the impact of the Brazil IPI tax release of $27. Other expense, net, was positively impacted by lower expenses associated with employee benefit plans of $12, primarily related to the UK and including the impact of a $3 settlement charge recorded in the third quarter of 2017, and approximately $12 recorded for our proportionate share of New Avon's losses during the nine months ended September 30, 2017. As the recorded investment balance in New Avon was zero at the end of the third quarter of 2017, we have not recorded any additional losses associated with New Avon since the third quarter of 2017. These benefits were partially offset by foreign exchange net losses, which increased by approximately $19 compared to the prior-year period, and other miscellaneous unfavorable impacts totaling $4. See Note 4, Investment in New Avon in our 2019 Annual Report for more information on New Avon.

Effective Tax Rate
The Adjusted effective tax rates and the effective tax rates in 2018 and 2017 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the

Adjusted effective tax rates and the effective tax rates in 2018 and 2017 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead. These factors resulted in unusually high effective tax rates in 2018 and 2017.
The Adjusted effective tax rate and the effective tax rate in 2018 was impacted by an approximate net $25 benefit recognized primarily due to Avon's interpretation of case law and/or guidance provided during 2018 in the U.S. and Latin America and the release of valuation allowances of approximately $5 associated with improved profitability of certain Markets partially offset by a net charge of approximately $11 primarily associated with an increase in reserves for uncertain tax positions. The effective tax rate in 2018 was also impacted by the accrual of taxes associated with the reversal of the Brazil IPI loss contingency and CTI restructuring for which tax benefits cannot currently be claimed in all affected jurisdictions.
The Adjusted effective tax rate and the effective tax rate in 2017 was impacted by an approximate net $30 benefit recognized as a result of the enactment of the Tax Cuts and Jobs Act in the U.S., a release of valuation allowances of approximately $26 associated with a number of markets in Europe, Middle East & Africa as a result of a business model change related to the headquarters move, and an approximate $10 benefit as a result of a favorable court decision in Brazil, partially offset by a charge of approximately $16 associated with valuation allowances to adjust deferred tax assets in Mexico. The effective tax rate in 2017 was also impacted by a loss contingency related to a non-U.S. pension plan and CTI restructuring, both for which tax benefits cannot currently be claimed.
In addition, the Adjusted effective tax rates and the effective tax rates in 2018 and 2017 were negatively impacted by the country mix of earnings.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency in 2018 impacted our consolidated financial results in the form of:

•foreign currency transaction net losses as compared to net gains in the prior year (classified within cost of SG&A expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $30, or approximately 50 basis points to operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact, as compared to a favorable impact in the prior year, to operating profit and Adjusted operating profit of approximately $75 and approximately $35, respectively, or approximately 80 basis points and approximately 30 basis points, respectively, to operating margin and Adjusted operating margin; and
•higher foreign exchange net losses on our working capital (classified within other expense, net) as compared to net gains in the prior year, resulting in a year-over-year unfavorable impact of approximately $20 before tax on both a reported and Adjusted basis.

Other Comprehensive (Loss) Income
Other comprehensive loss, net of taxes was approximately $9 in 2019 compared with other comprehensive loss of approximately $104 in 2018. The year-over-year comparison was favorably impacted by unrealized losses on the revaluation of long-term intercompany balances of $6 compared to $58 in the prior-year period. These long-term intercompany balances are denominated in Mexican peso and the British pound. Foreign currency translation adjustments favorably impacted other comprehensive loss by approximately $48 as compared to 2018, primarily due to the favorable year-over-year comparison of movements of the Russian ruble.
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
See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale of our 2019 Annual Report for more information on the separation and sale of the North America business and Note 14, Employee Benefit Plans of our 2019 Annual Report for more information on our benefit plans.
Segment Review
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit excludes certain global expenses, CTI restructuring initiatives, certain significant asset impairment charges, and other items, which are not allocated to a particular segment. This is consistent with the manner in which we assess our performance and allocate resources. See Note 15, Segment Information of our 2019 Annual Report for a reconciliation of segment profit to operating profit.
Summarized financial information concerning our reportable segments was as follows:

Years ended December 31	2019		2018		2017
	Total revenue	Segment profit	Total revenue	Segment profit	Total revenue	Segment profit
Europe, Middle East & Africa	$1,794.1	$225.6	$2,093.8	$267.5	$2,126.5	$329.6
South Latin America	1,762.7	240.6	2,146.9	314.6	2,222.4	195.7
North Latin America	751.3	65.8	809.3	70.4	811.8	83.4
Asia Pacific	436.9	45.4	470.8	42.0	471.9	50.8
Total from reportable segments	$4,745.0	$577.4	$5,520.8	$694.5	$5,632.6	$659.5
Below is an analysis of the key factors affecting revenue and segment profit by reportable segment for each of the years in the three-year period ended December 31, 2019. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates. Refer to "Non-GAAP Financial Measures" in this MD&A for more information.
Europe, Middle East & Africa – 2019 Compared to 2018

			%/Point Change
	2019	2018	US$	Constant $
Total revenue	$1,794.1	$2,093.8	(14)%	(9)%
Segment profit	225.6	267.5	(16)%	(9)%

Segment margin	12.6%	12.8%	(20)	10

Change in Active Representatives				(9)%
Change in units sold				(14)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 14% compared to the prior-year period, owing to the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Turkish lira, Russian ruble and the South African rand. On a Constant $ basis, revenue decreased 9%. Revenue and Constant $ revenue were negatively impacted by a decrease in Active Representatives. The decline in Active Representatives was across multiple markets in Europe, Middle East & Africa, primarily Russia.
In Russia, revenue decreased 17%. Excluding the impact of foreign exchange Constant $ revenue decreased 14%. Revenue and Constant $ revenue in Russia were negatively impacted primarily by a decrease in Active Representatives and a decrease in Average Representative Sales. Revenue and Constant $ revenue in Russia continued to be impacted by lower consumer confidence, as well as weaker sales leader engagement in the first half of the year.
In the UK, revenue decreased 16%. Excluding the impact of foreign exchange, Constant $ revenue decreased 13%. Revenue and Constant $ revenue in the UK were entirely impacted by lower Active Representatives as a result of a changes in commercial practices and lower consumer confidence.
Segment margin remained relatively unchanged on both a reported and Constant $ basis.
The gross margin was relatively unchanged, as the favorable impact of price/mix fully offset the unfavorable impact of foreign currency net losses and lower production volumes on supply chain costs.
SG&A expenses were relatively unchanged, as lower advertising costs were re-allocated into representative and sales leader investments and training.

Europe, Middle East & Africa – 2018 Compared to 2017

			%/Point Change
	2018	2017	US$	Constant $
Total revenue	$2,093.80	$2,126.50	(2)%	(1)%
Segment profit	267.50	329.60	(19)%	(18)%

Segment margin	12.8%	15.5%	(270)	(280)

Change in Active Representatives				(4)%
Change in units sold				(5)%
Change in Ending Representatives				(10)%
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

In Russia, revenue decreased 6%, unfavorably impacted by foreign exchange. On a Constant $ basis, Russia's revenue increased 1%. Russia's revenue and Constant $ revenue included a benefit of approximately 4% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue in Russia were negatively impacted by a decrease in Active Representatives, partially offset by higher average order. Revenue and Constant $ revenue in Russia were also negatively impacted by lower consumption in the market.

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

Gross margin was relatively unchanged.

SG&A expenses were impacted by an increase in advertising; rep and sales leader investments; higher fixed expenses, primarily due to the impact of the Constant $ Adjusted revenue decline causing deleverage of our fixed expenses; higher transportation and variable distribution cost, driven by further increases in delivery rates in Russia and increased flexibility in order processing in the UK. These impacts were partially offset by lower net bad debt expense, driven by Russia, South Africa and the UK. Bad debt expense in Russia in the prior-period was negatively impacted by a payment facilitation agency that had not remitted to us the funds it received from certain Representatives. The year-over-year bad debt expense comparison in South Africa and the UK benefited from improved credit control and enhancement of collections processes.

South Latin America – 2019 Compared to 2018

			%/Point Change
	2019	2018	US$	Constant $
Total revenue	$1,762.7	$2,146.9	(18)%	(8)%
Certain Brazil indirect taxes benefit	(67.7)	(168.4)	*	*
Adjusted revenue	1,695.0	1,978.5	(14)%	(2)%

Segment profit	240.6	314.6	(24)%	(17)%
Certain Brazil indirect taxes benefit	(67.7)	(168.4)	*	*
Adjusted segment profit	172.9	146.2	18%	39%

Segment margin	13.6%	14.7%	(110)	(160)
Certain Brazil indirect taxes benefit	3.4	—	*	*
Adjusted segment margin	10.2%	7.4%	280	330

Change in Active Representatives				(9)%
Change in units sold				(15)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 18% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil as well as the IPI tax benefit in the prior year. These indirect taxes and IPI positively impacted revenue in both 2018 and 2019, but to a larger extent in 2018. Excluding the impact of these indirect taxes in Brazil, Adjusted revenue for the region was down 14%, impacted by the unfavorable impact of foreign exchange, which was primarily a result of the strengthening of the U.S. dollar relative to the Argentinian peso and the Brazilian real. Adjusted Constant $ revenue decreased 2%. Adjusted revenue and Adjusted Constant $ revenue were impacted by a decrease in Active Representatives, primarily in Brazil substantially offset by higher Average Representative Sales, driven by Brazil and Argentina.

Revenue in Brazil decreased 18%, significantly impacted by certain indirect tax items in both the current and prior year. These indirect taxes and IPI positively impacted revenue in both 2018 and 2019, but to a larger extent in 2018. Excluding these indirect tax items, Adjusted revenue in Brazil decreased 12%, unfavorably impacted by foreign exchange, while Brazil's Constant $ Adjusted revenue decreased 4%. Revenue and Adjusted Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, which continued to be negatively impacted by competitive pressures and our strategy to improve productivity. The decrease in Active Representatives was offset by higher Average Representative Sales, which was impacted by improved price/mix. In addition, Average Representative Sales were favorably impacted by certain indirect tax items, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics in Brazil, see Note 19, Contingencies, to the Consolidated Financial Statements included herein.
Revenue in Argentina declined 23%, unfavorably impacted by foreign exchange. On a Constant $ basis, Argentina's revenue grew 35%. Revenue and Constant $ revenue in Argentina benefited from higher Average Representative Sales, which was impacted by improved revenue growth management including inflationary pricing.
Segment margin decreased 110 basis points, significantly impacted by the effects of indirect tax items in both the current and prior years. Adjusted segment margin increased by 280 basis points and Constant $ Adjusted segment margin increased by 330 basis points, benefited by other certain indirect tax items on revenue and SG&A (favorable impact of 230 basis points) as well as SG&A benefits which more than offset the decline in gross margin.
The gross margin declined as a result of increased supply chain costs driven by higher material costs and the unfavorable impact of foreign currency was not fully offset by the positive impact of price/mix.
Savings in SG&A were driven primarily by Brazil in multiple areas, such as, reduction of bad debt expense due to improved credit control and collections processes, lower sales leader and field investments, linked to the decrease in Active Representatives and lower fixed costs resulting from tight cost management and restructuring initiatives.

South Latin America – 2018 Compared to 2017

			%/Point Change
	2018	2017	US$	Constant $
Total revenue	2146.9	2222.4	(3)%	13%
Brazil IPI tax release	-168.4	—
Adjusted revenue	1978.5	2222.4	(11)%	3%

Segment profit	314.6	195.7	61%	101%
Brazil IPI tax release	-168.4	—
Adjusted segment profit	146.2	195.7	(25)%	(10)%

Segment margin	14.7%	8.8%	590	690
Brazil IPI tax release	7.3	—
Adjusted segment margin	7.4%	8.8%	(140)	(110)

Change in Active Representatives				(6)%
Change in units sold				(8)%
Change in Ending Representatives				(9)%
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
Segment margin increased 590 basis points, including 730 basis points from the Brazil IPI tax release. On a Constant $ basis, segment margin increased 690 basis points, including 800 basis points from the Brazil IPI tax release. The reported segment margin increase and the Constant $ Adjusted segment margin decrease of 110 basis points both included a decline of approximately 20 basis points due to the impact of adopting the new revenue recognition standard. The remaining decrease in reported and in Constant $ Adjusted segment margin was primarily as a result of higher S&A which was only partially offset by the improvement in gross margin.

Gross margin increase was primarily due to favorable net impact of mix and pricing, driven by inflationary pricing in Argentina and revenue management initiatives in Brazil, partially offset by higher supply chain costs driven by higher material costs.
Increase in SG&A expenses were driven by higher Representative, sales leader and field expense, primarily in Brazil due to investments aimed at recovering activity levels that were disrupted by the national transportation strike in the second quarter of 2018, as well as increased focus on Representatives training in the second half of 2018; higher net brochure cost primarily due to an increase in brochure volumes in Brazil; higher transportation costs in Brazil primarily driven by inefficiencies caused by the national transportation strike and an increase in fuel prices; and higher fixed expenses primarily due to the impact of the Constant $ Adjusted revenue decline causing deleverage of our fixed expenses. These impacts were partially offset by lower net bad debt expense, primarily in Brazil due to improved credit control and collections processes.
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
North Latin America – 2019 Compared to 2018

			%/Point Change
	2019	2018	US$	Constant $
Total revenue	$751.3	$809.3	(7)%	(6)%
Segment profit	65.8	70.4	(7)%	(6)%

Segment margin	8.8%	8.7%	10	—

Change in Active Representatives				(12)%
Change in units sold				(11)%
Amounts in the table above may not necessarily sum due to rounding.

North Latin America consists largely of our Mexico business. Total revenue decreased 7% compared to the prior-year period including the unfavorable impact of foreign exchange. On a Constant $ basis, revenue declined 6%. Revenue and Constant $ revenue declined from a decrease in Active Representatives offset by higher Average Representative Sales.
Revenue in Mexico decreased 4% compared to the prior year period, on both a reported and Constant $ basis. The decline in reported and Constant $ revenue in Mexico was primarily due to decline in Active Representatives, partially offset by higher Average Representatives Sales, both driven by strategic initiatives to focus on Representative productivity via Representative segmentation and training.
Segment margin increased 10 basis points on a reported and on a Constant $ basis was relatively unchanged.
The gross margin was relatively unchanged as the positive impact of price/mix offset the unfavorable impact of higher supply chain costs driven by higher material costs and the unfavorable impact of foreign currency.
SG&A was relatively unchanged. Cost savings in multiple areas, such as, lower advertising costs and lower representative and sales leader investments in incentives linked to the decrease in Active Representatives were fully offset by higher bad debt expense and higher transportation cost, primarily in Mexico, to address security issues and improve service quality.
North Latin America – 2018 Compared to 2017

			%/Point Change
	2018	2017	US$	Constant $
Total revenue	$809.3	$811.8	—%	2%
Segment profit	70.4	83.4	(16)%	(15)%

Operating margin	8.7%	10.3%	(160)	(170)

Change in Active Representatives				(4)%
Change in units sold				(3)%
Change in Ending Representatives				(7)%
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
Segment margin decreased 160 basis points, or 170 basis points on a Constant $ basis, including an immaterial impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of higher SG&A which was only partially offset by the improvement in gross margin.

Gross margin increase was primarily due to favorable net impact of mix and pricing and favorable impact of foreign currency net gains, partially offset higher supply chain costs driven by higher material costs.
Increase in SG&A expenses was primarily from higher fixed expenses driven by personnel cost; higher transportation costs primarily related to an increase in fuel prices in Mexico; and higher advertising expense primarily in Mexico due to incremental media investment in the Color and Fragrance categories to support new product launches in the second half of 2018. These impacts were partially offset by lower net brochure costs.

Asia Pacific – 2019 Compared to 2018

			%/Point Change
	2019	2018	US$	Constant $
Total revenue	$436.9	$470.8	(7)%	(8)%
Segment profit	45.4	42.0	8%	4%

Segment margin	10.4%	8.9%	150	110

Change in Active Representatives				(15)%
Change in units sold				(14)%
Amounts in the table above may not necessarily sum due to rounding.

Effective from the first quarter of 2018, given that we exited Australia and New Zealand during 2018, the results of
Australia and New Zealand are reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment.

Total revenue decreased 7% compared to the prior period favorably impacted by foreign exchange. On a Constant $ basis, revenue declined 8%. Revenue and Constant $ Revenue declined driven by a decrease in Active Representatives, across most markets, partially offset by higher Average Representative Sales.
Revenue in the Philippines decreased by 2%, favorably impacted by foreign exchange. On a Constant $ basis Revenue in the Philippines decreased by 4%. Revenue and Constant $ Revenue in the Philippines was driven by a decrease in Active Representatives impacted by changes in sales leader recruitment and commercial practices, partially offset by higher Average Representative Sales, primarily due to effective pricing.
Segment margin increased 150 basis points, or 110 basis points on a Constant $ basis, driven primarily by improved gross margin.
The gross margin increase was primarily due to improved price/mix in most markets. The benefit from higher logistics costs in the prior year in the Philippines, to address service disruptions caused by the inventory system implementation, was more than offset by higher supply chain costs driven by higher material costs.
SG&A was relatively unchanged.
Asia Pacific – 2018 Compared to 2017

			%/Point Change
	2018	2017	US$	Constant $
Total revenue	$470.8	$471.9	—%	2%
Segment profit	42.0	50.8	(17)%	(12)%

Operating margin	8.9%	10.8%	(190)	(140)

Change in Active Representatives				(2)%
Change in units sold				1%
Change in Ending Representatives				(3)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue has remained relatively unchanged compared to the prior-year period, unfavorably impacted by foreign exchange. On a Constant $ basis, revenue increased 2%. Revenue and Constant $ revenue included a benefit of approximately 1% due to the impact of adopting the new revenue recognition standard. Revenue and Constant $ revenue benefited from higher average order, partially offset by a decrease in Active Representatives, most significantly in Malaysia. The decline in Ending Representatives was driven by a decline in the Philippines and Malaysia.
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

Segment margin decreased 190 basis points, or 140 basis points on a Constant $ basis, including a decline of approximately 30 basis points due to the impact of adopting the new revenue recognition standard. The decrease in reported and Constant $ segment margin was primarily as a result of gross margin decline.

The gross margin decline was primarily due to higher supply chain costs due to higher logistics cost in the Philippines and the unfavorable impact of foreign current transaction losses.

SG&A was relatively unchanged, as higher advertising expense, primarily in China, related to celebrity and digital advertising to support growth was offset by lower fixed expenses primarily due to the impact of the Constant $ revenue growth with respect to out fixed expenses offset.
Liquidity and Capital Resources
Our principal sources of funding historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and a private placement of notes. At December 31, 2019, we had cash and cash equivalents totaling approximately $651. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
We may seek to retire our outstanding debt in open market purchases, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of debt may be funded by cash or the incurrence of additional debt and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt to finance ongoing operations or to meet our other liquidity needs. However, our credit ratings remain below investment grade which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A of our 2019 Annual Report.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 19, Contingencies of our 2019 Annual Report. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 on pages 1 through 2 of our 2019 Annual Report.

Balance Sheet Data

	2019	2018
Cash and cash equivalents	$650.6	$532.7
Restricted cash	2.9	—
Total debt	$1,592.2	$1,593.6
Working capital	259.6	265.5

Cash Flows

	2019	2018	2017
Net cash from continuing operating activities	$94.3	$92.7	$271.2
Net cash from continuing investing activities	50.2	(93.4)	(69.6)
Net cash from continuing financing activities	1.1	(306.9)	—
Effect of exchange rate changes on cash and equivalents	(0.3)	(37.5)	34.1
Net Cash from Continuing Operating Activities
Net cash provided by continuing operating activities during 2019 was approximately $94 as compared to net cash provided by continuing operating activities of approximately $93 during 2018, an increase of approximately $1. Net cash provided by continuing operations was relatively unchanged, despite an increase in restructuring payments of $71 and the impact from one-time items during 2018 that did not recur in 2019 (net of $34), offset by operational improvements in working capital and higher cash generated from earnings.
Net cash provided by continuing operating activities during 2018 was approximately $93 as compared to net cash provided by continuing operating activities of approximately $271 during 2017, a decrease of approximately $178. The year-over-year comparison of net cash provided by continuing operating activities was unfavorably impacted by lower cash-related earnings and higher inventory purchases. These unfavorable impacts to the year-over-year comparison of cash from operating activities were partially offset by the judicial deposit receipt of approximately $68 relating to Brazil IPI taxes (described more fully in Note 19, Contingencies of our 2019 Annual Report) and lower net receivables.
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 14, Employee Benefit
Plans of our 2019 Annual Report). Our funding policy for pension plans is to meet the minimum required contributions under applicable law and accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Estimates - Pension and Postretirement Expense" in this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $5 to $10 to our U.S. defined benefit pension and postretirement plans and in the range of $0 to $5 to our non-U.S. defined benefit pension and postretirement plans during 2019.
Net Cash from Continuing Investing Activities
Net cash provided by continuing investing activities during 2019 was approximately $50, as compared to net cash used by continuing investing activities of approximately $93 during 2018. The approximate $143 increase to net cash from investing activities was primarily due to net proceeds from the sale of Avon Manufacturing (Guangzhou), Ltd., which closed during the first quarter of 2019, the sale of the Rye Office and the sale of Maximin Corporation Sdn Bhd, both of which closed during the second quarter of 2019 and the sale of New Avon which closed during the third quarter of 2019. Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, and Note 4, Investment in New Avon, to the Consolidated Financial Statements contained herein for more information relating to the sale of these businesses and assets.

Net cash used by continuing investing activities during 2018 was approximately $93, as compared to approximately $70 during 2017. The approximate $23 increase to net cash used by continuing investing activities was primarily due to an approximate $22 cash distribution received from New Avon LLC in the third quarter of 2017 that did not recur in 2018.
Capital expenditures during 2019 were approximately $59 compared with approximately $95 during 2018 and approximately $97 during 2017.

Net Cash from Continuing Financing Activities
Net cash provided by continuing financing activities during 2019 was approximately $1, as compared net cash used by financing activities of $307 in 2018. The approximate $308 favorable impact to net cash used by continuing financing activities was primarily due to a $289 repayment of debt during 2018 with no offsetting proceeds from debt. During 2019, debt repayments of $388 were offset by proceeds of debt of $400.
Net cash used by continuing financing activities during 2018 was approximately $307, as compared to zero in 2017. The approximate $307 unfavorable impact to net cash used by continuing financing activities was primarily due to a $238 repayment of debt in the second quarter of 2018 plus a make-whole premium of $6, as well as open market repurchases of $48 in the fourth quarter of 2018.

We purchased approximately 1.2 million shares of our common stock for $9.6 during 2019, as compared to 1.1 million shares of our common stock for $3.2 during 2018, through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and upon vesting of performance restricted stock units in 2018 and 2017.
In December 2019, the Company declared a dividend of $0.016 per share, and the dividend was paid in January 2020. No dividends were declared or paid for 2018.

Free Cash Flow Provided by Continuing Operations
We also present free cash flow as an additional financial measure for liquidity, which we believe provides an additional perspective on trends and underlying business results. Free cash flow is the sum of net cash provided (used) by continuing operating activities and net cash provided (used) by continuing investing activities, we have also included proceeds of $19 from the monetization of COFINS tax credits presented within net cash provided (used) by financing activities of continuing operations.
Free cash flow provided by continuing operations was a net inflow of $164 and a net cash outflow of $1, respectively, for the years ended December 31, 2019 and 2018. Improvements in Free Cash Flow compared to prior year were driven by operational improvements in both earnings and working capital. Cash proceeds from asset sales, including the monetization of tax assets, funded Open Up Avon restructuring and helped mitigate the impact of non-recurring tax benefits in the third quarter of 2018.
Debt and Contractual Financial Obligations and Commitments
At December 31, 2019, our debt and contractual financial obligations and commitments by due dates were as follows:

	2020	2021	2022	2023	2024	2025 and Beyond	Total
Short-term debt	$1.8	$—	$—	$—	$—	$—	$1.8
Long-term debt	—	—	900.0	461.9	—	243.8	1,605.7
Long-term finance lease	—	.9	.6	.1	—	—	1.6
Total debt	1.8	0.9	900.6	462.0	—	243.8	1,609.1
Debt-related interest(1)	119.5	119.5	94.8	28.5	21.8	21.8	405.9
Total debt-related	121.3	120.4	995.4	490.5	21.8	265.6	2,015.0
Short-term finance lease	1.2	—	—	—	—	—	1.2
Operating leases(2)	59.7	50.5	42.4	28.3	20.2	30.1	231.2
Purchase obligations	318.6	170.0	67.5	11.2	5.4	4.9	577.6
Total debt and contractual financial obligations and commitments(3)	500.8	$340.9	$1,105.3	$530.0	$47.4	$300.6	$2,825.0

The table above assumes debt repayments can be made in line with contractual payment terms and without the need for further refinancing.
In addition to the above, in 2016, the Company sold series C preferred stock to Cerberus. This preferred stock contains certain redemption and conversion features as well as dividends. Further details of the series C preferred stock is included in Note 18, Series C Convertible Preferred Stock, to our consolidated financial statements.
(1)Amounts are based on our current long-term credit ratings. See Note 8, Debt and Other Financing for more information.

(2)Amounts are net of expected sublease rental income. See Note 16, Leases and Commitments for more information.
(3)The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes future benefit payments in respect of our defined benefit and postretirement benefit plans, See Note 14, Employee Benefit Plans in our 2019 Annual Report for this information. The table also excludes information on non-binding purchase orders of inventory. The table does not include any reserves for uncertain income tax positions because we are unable to reasonably predict the ultimate amount or timing of settlement of these uncertain income tax positions. At December 31, 2019, our reserves for uncertain income tax positions, including interest and penalties, totaled approximately $110.
See Note 8, Debt and Other Financing, and Note 16, Leases and Commitments, respectively, for more information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 17, Restructuring Initiatives, at December 31, 2019, we have liabilities of approximately $34.0 associated with our restructuring actions, primarily associated with Open Up Avon. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2020.

Off Balance Sheet Arrangements
At December 31, 2019, we had no material off-balance-sheet arrangements.
Capital Resources
Revolving Credit Facility

In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the "2015 facility"). As of December 31, 2019, there were no amounts outstanding under the 2015 facility.

In February 2019, AIC, a wholly-owned foreign subsidiary of the Company, entered into a three-year €200.0 senior secured revolving credit facility (the "2019 facility"). As of December 31, 2019 this amounted to $224. The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time. Borrowings under the 2019 facility bear interest at our option, at a rate per annum, equal to either LIBOR or EURIBOR (for any loan in euros) plus 225 basis points, in each case subject to adjustment based upon a leveraged-based pricing grid. The 2019 facility was available for general corporate and working capital purposes.

In the first quarter of 2019, $2.0 was recorded for the write-off of unamortized issuance costs related to the 2015 revolving credit facility. In the first quarter of 2019, the Company also capitalized $11.0 of issue costs relating to the 2019 revolving credit facility; this resulted in a cash outflow presented in other financing activities within the Consolidated Statement of Cash Flows. As of December 31, 2019, there were no amounts outstanding under the 2019 facility and on January 3, 2020, the facility was automatically cancelled upon change of control, as a result $7.8 was of unamortized issuance costs were written off.

The amount of the facility available to be drawn down on was reduced by any standby letters of credit granted by an obligor, which, as of December 31, 2019, was approximately $22. As of December 31, 2019, based on then applicable exchange rates, the entire amount of the remaining 2019 facility, which is approximately €180 million, could have been drawn down without violating any covenant.

All obligations of AIC under the 2019 facility were unconditionally guaranteed by the Company, AIO and each other material U.S. or English restricted subsidiary of the Company (collectively, the "Obligors"), in each case, subject to certain exceptions. The obligations of the Obligors were secured by first priority liens on and security interests in substantially all of the assets of the Obligors, in each case, subject to certain exceptions.

The 2019 facility contained affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios).

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
Interest Rate Risk
In the past we have used interest-rate swaps to manage our interest rate exposure. The interest-rate swaps were used to either convert our fixed rate borrowing to a variable interest rate or to unwind an existing variable interest-rate swap on a fixed rate borrowing. As of December 31, 2019, we do not have any interest-rate swap agreements. Approximately 0% and 1% of our debt portfolio at December 31, 2019 and 2018, respectively, was exposed to floating interest rates.
Our long-term borrowings at year-end were all at fixed rates of interest and are therefore not sensitive to interest rate changes.
Foreign Currency Risk

We conduct business globally, with operations in various locations around the world. Over the past four years, all of our consolidated revenue was derived from operations of subsidiaries outside of the U.S.. The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings. At December 31, 2019, the primary foreign currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South African rand, Turkish lira and Ukrainian hryvnia.
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
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our outstanding foreign exchange contracts at December 31, 2019, all of which were taken out to hedge underlying foreign currency exposures, a hypothetical 10% appreciation of the U.S. dollar against our foreign exchange contracts would reduce earnings by $71 and a hypothetical 10% depreciation of the U.S. dollar against our foreign exchange contracts would increase earnings by $86. This hypothetical analysis does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2019, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $5.6 at December 31, 2019. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
See Note 11, Financial Instruments and Risk Management in our 2019 Annual Report for more information.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Index on page F-1 of our Consolidated Financial Statements and Notes thereto contained herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures consistent with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2019, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2019, was effective.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee that was in place during 2019 appointed PricewaterhouseCoopers LLP, United Kingdom ("PwC-UK") to serve as our independent registered public accounting firm for 2019. PwC-UK has audited our accounts since 2017. Prior to that, its U.S. affiliate, PricewaterhouseCoopers LLP, United States ("PwC-US"), audited our accounts since 1989. This appointment was ratified by our shareholders at the 2019 meeting of shareholders.
In determining whether to reappoint PwC-UK as our independent registered public accounting firm, the Audit Committee took into consideration a number of factors, including:
•the breadth of experience and length of time PwC-UK (and before that, PwC-US) has been engaged;
•historical and recent performance on the Company’s audit;
•familiarity with our global operations and businesses;
•the advisability and potential impact of selecting an entirely different and unaffiliated independent registered public accounting firm;
•PwC-UK’s independence and internal quality controls;
•the appropriateness of PwC’s fees for its professional services; and
•an assessment of the professional qualifications and past performance of the lead audit partner and auditing team of PwC-UK.
Following this evaluation, the Audit Committee concluded that the selection of PwC-UK as the independent registered public accounting firm for 2019 was in the best interest of the Company and its shareholders.
A new lead audit partner is designated at least every five years. In line with this, a new lead audit partner was last designated for in 2017. The process for selection of the Company’s new lead audit partner involves meetings between the candidate and the Chair of the Audit Committee and Avon financial management, as well as discussion by the full Audit Committee and with management.
Audit and Non-Audit Services Pre-Approval Policy
The Audit Committee has historically established a policy for the pre-approval of all audit and non-audit services by PricewaterhouseCoopers LLP and its worldwide affiliates ("PwC"), and the corresponding fees, which (i) strictly disallows any service that would be a prohibited service; (ii) allows audit, audit-related, and tax services only if the particular type of service is on the list of types of services that have been pre-approved by the Audit Committee, specific procedures are followed to ensure appropriate management assessment of such service, the proposed fee is within the overall limit set by the Audit Committee for that category of service, and the Audit Committee is informed on a timely basis of each such service; and (iii) allows other services not within any of the foregoing categories only if each such service and the corresponding fee is approved in advance by the Audit Committee or by one or more members of the Audit Committee with subsequent approval by the Audit Committee. The Audit Committee reviewed and approved all services provided by PwC during 2019, and the amount of fees paid to PwC for such services and concluded that the provision of services by PwC is compatible with the maintenance of their independence. Upon the merger of Avon into Natura &Co, Avon will no longer maintain an Audit Committee and decisions related to the Company’s independent auditor going forward will be made in conjunction with Natura &Co.
Independent Registered Public Accounting Firm Fees
The following table sets forth the aggregate fees for professional services rendered for us by PwC, as of and for the years ended December 31, 2019 and December 31, 2018.

	2019	2018
Audit Fees	$10.8	$9.5
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	0.1	—
Total	$10.9	$9.5
Audit Fees. These amounts represent the aggregate fees for professional services rendered by PwC for the audit of our annual financial statements for the years ended December 31, 2019 and December 31, 2018, the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years, and services related to statutory and regulatory filings and engagements for such years.
Audit-Related Fees. These amounts represent the aggregate fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of our financial statements. In 2019 and 2018, audit-related fees were de minimis.
Tax Fees. In 2019 and 2018, tax-related fees were de minimis.
All Other Fees. These amounts represent the aggregate fees for other services rendered by PwC not included in any of the foregoing categories. In 2018, all other fees were de minimis.

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

2.2
Amendment Number One, dated as of October 3, 2019, to the Agreement and Plan of Mergers, dated as of May 22, 2019, among Avon Products, Inc., Natura Cosméticos S.A., Nectarine Merger Sub I, Inc., Nectarine Merger Sub II, Inc. and Natura &Co Holding S.A (incorporated by reference to Exhibit 2.1 to Avon's Current Report on Form 8-K filed on October 4, 2019).

2.3
 Amendment Number Two, dated as of November 5, 2019, to the Agreement and Plan of Mergers, dated as of May 22, 2019, among Avon Products, Inc., Natura Cosméticos S.A., Nectarine Merger Sub I, Inc., Nectarine Merger Sub II, Inc. and Natura &Co Holding S.A. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2019).

2.4
Separation and Investment Agreement, dated as of December 17, 2015, by and among Avon Products, Inc., C-A NA LLC and Cleveland NA Investors LLC (incorporated by reference to Exhibit 2.1 to Avon’s Current Report on Form 8-K filed on December 21, 2015).

3.1	Restated Certificate of Incorporation of Avon Products, Inc. (incorporated by reference to Exhibit 3.1 to Avon's Current Report on Form 8-K filed on January 3, 2020).
3.2	Amended and Restated Bylaws of Avon Products, Inc. (incorporated by reference to Exhibit 3.2 to Avon's Current Report on Form 8-K filed on January 3, 2020).
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

4.7
Indenture, dated July 3, 2019, among Avon International Capital p.l.c., the guarantors party thereto and Deustche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on July 3, 2019).

4.8
Ninth Supplemental Indenture, dated July 26, 2019, between Avon Products, Inc., as Issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on July 31, 2019).

4.9
Tenth Supplemental Indenture, dated October 2, 2019, between Avon Products, Inc., as Issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on October 2, 2019).

10.1*
Equity Purchase Agreement, dated as of January 8, 2019, by and among TheFaceShop Co., Ltd., Avon Asia Holdings Company and Avon Products (China) Co., Ltd. (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.2*
Employment Offer Letter and Contract of Employment Agreement effective September 1, 2017 between Avon Cosmetics Limited and Jonathan Myers. (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.3*
Amendment, dated September 30, 2019, to Jonathan Myers Employment Offer Letter and Contract of Employment Agreement effective September 1, 2017 (incorporated by reference to Exhibit 10.2 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.4*
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

10.5*	Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Appendix A to Avon's Proxy Statement as filed on April 2, 2019).
10.6*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.7*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.8*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Exhibit 10.5 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.9*
Form of Stock Appreciation Right Certificate Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.10*
Form of Stock Option Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Exhibit 10.7 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.11*
Sign-On Restricted Stock Unit Award Agreement, effective May 1, 2019, between Avon Products, Inc. and Gustavo Arnal (incorporated by reference to Exhibit 10.8 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.12*
Sign-On Performance-Contingent Restricted Stock Unit Award Agreement, effective May 1, 2019, between Avon Products, Inc. and Gustavo Arnal (incorporated by reference to Exhibit 10.9 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.13*
Sign-On Option Agreement, effective as of May 1, 2019, between Avon Products, Inc. and Gustavo Arnal(incorporated by reference to Exhibit 10.10 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.14*	Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed on March 25, 2010).
10.15*
First Amendment to the Avon Products, Inc. 2010 Stock Incentive Plan, dated March 1, 2016 (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.16*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on May 24, 2010).
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

10.24*	Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on April 2, 2013).
10.25*	Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on March 27, 2015).
10.26*
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

10.28*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.29*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Avon’s Current Report on Form 8-K filed on May 7, 2013).

10.30*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.31*
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

10.33*
Form of Stock Option Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.34*	Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Appendix B to Avon's Proxy Statement as filed on April 15, 2016).
10.35*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.36*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.37*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.38*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Avon's Current Report on Form 8-K filed on May 26, 2016).
10.39*
Form of Stock Appreciation Right Certificate Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.40*
Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.41*
First Amendment, dated as of December 7, 2010, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.22 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.42*
Second Amendment, dated March 2, 2011, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.43*
Third Amendment, dated November 10, 2014, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.27 to Avon's Annual Report on Form 10-K for the year ended December 31, 2014).

10.44*
Fourth Amendment, dated February 29, 2016, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.10 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.45*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.46*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.28 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.47*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of February 8, 2016 (incorporated by reference to Exhibit 10.29 to Avon's Annual Report on Form 10-K for the year ended December 31, 2015).

10.48*
Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.49*	Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Appendix B to Avon’s Proxy Statement as filed on April 2, 2013).
10.50*
First Amendment, dated March 1, 2016, to Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.51*
Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.26 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.52*
First Amendment, dated as of December 13, 2010, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.32 to Avon's Annual report on Form 10-K for the year ended December 31, 2011).

10.53*
Second Amendment, dated as of September 19, 2012, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.54*
Third Amendment, dated as of November 10, 2014, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.35 to Avon's Annual Report on Form 10-K for the year ended December 31, 2014).

10.55*
Fourth Amendment, dated February 29, 2016, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.9 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.56*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.57*
Avon Products, Inc. Management Incentive Plan, amended and restated effective as of January 1, 2015 (incorporated by reference to Exhibit 10.50 to Avon's Annual Report on Form 10-K for the year ended December 31, 2017).

10.58*	Avon Products, Inc. Long-Term Cash Bonus Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.51 to Avon's Annual Report on Form 10-K for the year ended December 31, 2017).
10.59*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.60*
Avon Products, Inc. Amended and Restated Compensation Recoupment Policy, effective as of January 14, 2013 (incorporated by reference to Exhibit 10.41 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.61*	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.62*
Avon Products, Inc. Amended and Restated Change in Control Policy, dated as of January 9, 2013 (incorporated by reference to Exhibit 10.43 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.63*
Avon Products, Inc. Long Term Incentive Cash Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.64*
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

10.67*
International Relocation Letter Agreement, dated February 3, 2018, between Avon Cosmetics Limited and Jan Zijderveld (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.68*
Sign-On Restricted Stock Unit Award Agreement, dated as of February 3, 2018, between Avon Products, Inc. and Jan Zijderveld (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.69*
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

10.71*
Sign-On Performance-Contingent Restricted Stock Unit Award Agreement, for award granted effective March 27, 2018, between Avon Products, Inc. and Jan Zijderveld. (incorporated by reference to Exhibit 10.3 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.72*
Employment Offer Letter and Contract of Employment Agreement, effective December 11, 2018, between Avon Cosmetics Limited and Gustavo Arnal (incorporated by reference to Exhibit 10.7 to Avona Annual Report on Form 10-K for the year ended December 31, 2018).

10.73*
Employment Offer Letter and Contract of Employment Agreement dated November 28, 2016, between Avon Cosmetics Limited and James Wilson (incorporated by reference to Exhibit 10.67 to Avon's Annual Report on Form 10-K for the year ended December 31, 2016).

10.74*
Employment Offer Letter and Contract of Employment Agreement dated June 12, 2017, between Avon Cosmetics Limited and Miguel Fernandez (incorporated by reference to Exhibit 10.9 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.75*
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

10.77*
Amendment, dated September 30, 2019, to Miguel Fernandez Relocation Letter dated August 6, 2018 (incorporated by reference to Exhibit 10.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.78*
Employment Offer Letter and Contract of Employment Agreement dated May 18, 2017, between Avon Cosmetics Limited and James Thompson (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.79*
International Relocation Letter Agreement, dated May 18, 2017, between Avon Cosmetics Limited and James Thompson (incorporated by reference to Exhibit 10.7 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.80
Investment Agreement, dated as of December 17, 2015, between Avon Products, Inc. and Cleveland Apple Investor LLC (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 21, 2015).

10.81
Investor Rights Agreement, dated as of March 1, 2016, between Avon Products, Inc. and Cleveland Apple Investor L.P. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.82
Intellectual Property License Agreement, dated as of March 1, 2016, among Avon Products, Inc., Avon International Operations, Inc., Avon NA IP LLC and New Avon LLC (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity (Deficit), (vi) Notes to Consolidated Financial Statements and (vi) Schedule of Valuation and Qualifying Accounts.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
Avon’s Annual Report on Form 10-K for the year ended December 31, 2019, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March 2020.

Avon Products, Inc.

/s/ Laura Barbrook
Laura Barbrook
Vice President and Corporate Controller - Principal
Accounting Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angela Cretu	Chief Executive Officer - Principal Executive Officer	March 5, 2020
Angela Cretu

/s/ Carl Rogberg	Vice President Finance - Principal Financial Officer	March 5, 2020
Carl Rogberg

/s/ Itamar Gaino Filho	Director	March 5, 2020
Itamar Gaino Filho

/s/ Jose Antonio de Almeida Filippo	Director	March 5, 2020
José Antonio de Almeida Filippo

/s/ Roberto de Oliveira Marques	Director	March 5, 2020
Roberto de Oliveira Marques

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avon Products, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and December 31, 2018, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in shareholders’ deficit for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
London, United Kingdom
March 5, 2020

We have served as the Company’s auditor since 2017.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
Years ended December 31	2019	2018	2017
Net sales	$4,494.1	$5,247.7	$5,565.1
Other revenue	269.1	323.6	150.5
Total revenue	4,763.2	5,571.3	5,715.6
Costs, expenses and other:
Cost of sales	(2,010.1)	(2,364.0)	(2,203.3)
Selling, general and administrative expenses	(2,627.5)	(2,972.1)	(3,231.0)
Operating profit	125.6	235.2	281.3
Interest expense	(127.6)	(134.6)	(140.8)
Loss on extinguishment of debt	(11.6)	(0.7)	—
Interest income	7.7	15.3	14.8
Other income (expense), net	94.2	(7.1)	(34.6)
Gain on sale of business	50.1	—	—
Total other income (expenses)	12.8	(127.1)	(160.6)
Income from continuing operations, before taxes	138.4	108.1	120.7
Income taxes	(103.1)	(129.9)	(100.7)
Income (loss) from continuing operations, net of tax	35.3	(21.8)	20.0
Loss from discontinued operations, net of tax	(36.6)	—	—
Net (loss) income	(1.3)	(21.8)	20.0
Net loss attributable to noncontrolling interests	1.0	2.3	2.0
Net (loss) income attributable to Avon	$(.3)	$(19.5)	$22.0
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)
Years ended December 31	2019	2018	2017
Net (loss) income	$(1.3)	$(21.8)	$20.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.6)	(48.7)	19.8
Unrealized (losses) gains on revaluation of long-term intercompany balances, net of taxes of $0.0	(5.7)	(58.1)	62.2
Change in derivative gains on cash flow hedges, net of taxes of $0.0	(1.1)	0.5	—
Amortization of net actuarial loss and prior service cost, net of taxes of $0.4, $0.6 and $0.8	9.4	10.5	15.6
Adjustments of net actuarial loss and prior service cost, net of taxes of $2.9, $1.1 and $2.1	(8.0)	(8.6)	8.9
Other comprehensive income related to New Avon investment, net of taxes of $0.0	—	—	1.2
Sale of New Avon	(3.4)	—	—
Total other comprehensive (loss) income, net of taxes	(9.4)	(104.4)	107.7
Comprehensive (loss) income	(10.7)	(126.2)	127.7
Less: comprehensive loss attributable to noncontrolling interests	0.9	2.6	1.5
Comprehensive (loss) income attributable to Avon	$(9.8)	$(123.6)	$129.2
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATE BALANCE SHEETS

(In millions, except per share data)
December 31	2019	2018
Assets
Current Assets
Cash, including cash equivalents of $50.9 and $36.2	$650.6	$532.7
Restricted cash	2.9	—
Accounts receivable (less allowances of $66.6 and $93.0)	280.2	349.7
Inventories	452.3	542.0
Prepaid expenses and other	252.1	272.0
Held for sale assets	22.6	65.6
Total current assets	1,660.7	1,762.0
Property, plant and equipment, at cost
Land	20.6	22.6
Buildings and improvements	459.2	502.9
Equipment	628.8	682.3
	1,108.6	1,207.8
Less accumulated depreciation	(633.5)	(650.2)
Property, plant and equipment, net	475.1	557.6
Right-of-use assets	175.4	—
Goodwill	86.2	87.4
Deferred tax asset	161.2	212.6
Other assets	527.7	390.4
Total assets	$3,086.3	$3,010.0
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$1.8	$12.0
Accounts payable	723.3	816.5
Dividends payable	8.7	—
Accrued compensation	114.5	85.5
Other accrued liabilities	410.7	451.3
Sales and taxes other than income	118.7	103.9
Income taxes	7.4	15.9
Held for sale liabilities	—	11.4
Current liabilities of discontinued operations	16.0	—
Total current liabilities	1,401.1	1,496.5
Long-term debt	1,590.4	1,581.6
Long-term operating lease liability	143.3	—
Employee benefit plans	137.6	128.3
Long-term income taxes	128.7	136.2
Other liabilities	90.5	72.1
Total liabilities	3,491.6	3,414.7
Leases and Commitments and contingencies (Notes 16 and 19)
Series C convertible preferred stock	578.5	492.1
Shareholders’ Deficit
Common stock, par value $0.25 - authorized 1,500.0 shares; issued 770.0 and 761.8 shares	192.6	190.3
Additional paid-in capital	2,321.2	2,303.6
Retained earnings	2,138.9	2,234.3
Accumulated other comprehensive loss	(1,040.0)	(1,030.4)
Treasury stock, at cost (319.9 and 319.4 shares)	(4,603.3)	(4,602.3)
Total Avon shareholders’ deficit	(990.6)	(904.5)
Noncontrolling interests	6.8	7.7
Total shareholders’ deficit	(983.8)	(896.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$3,086.3	$3,010.0
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2019	2018	2017
Cash Flows from Operating Activities
Net (loss) income	$(1.3)	$(21.8)	$20.0
Loss from discontinued operations, net of tax	(36.6)	—	—
Income (loss) from continuing operations, net of tax	35.3	(21.8)	20.0
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	68.1	81.1	84.3
Amortization	24.8	26.6	29.7
Provision for doubtful accounts	115.4	162.4	221.9
Provision for obsolescence	37.1	113.5	36.7
Share-based compensation	15.6	13.8	24.2
Foreign exchange (gains) losses	(14.1)	14.9	18.1
Deferred income taxes	37.5	(49.0)	(30.2)
Impairment loss on assets	17.7	—	—
Gain on sale of business / assets	(50.1)	—	—
Certain Brazil indirect taxes	(118.3)	(194.7)	—
Other	12.0	18.5	39.6
Changes in assets and liabilities:
Accounts receivable	(55.2)	(102.8)	(214.6)
Inventories	56.0	(99.6)	(19.2)
Prepaid expenses and other	25.7	(49.3)	14.8
Accounts payable and accrued liabilities	(145.4)	73.1	12.3
Income and other taxes	28.8	63.2	4.1
Noncurrent assets and liabilities	3.4	42.8	29.5
Net cash provided by operating activities of continuing operations	94.3	92.7	271.2
Cash Flows from Investing Activities
Capital expenditures	(58.5)	(94.9)	(97.3)
Disposal of assets	7.8	4.8	5.9
Net proceeds from sale of business / assets	99.9	—	—
Distribution from New Avon LLC	—	—	22.0
Other investing activities	1.0	(3.3)	(.2)
Net cash provided (used) by investing activities of continuing operations	50.2	(93.4)	(69.6)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	(9.2)	(10.7)	10.3
Proceeds from debt	400.0	—	—
Repayment of debt	(388.2)	(289.1)	(2.9)
Repurchase of common stock	(9.6)	(3.2)	(7.2)
Net proceeds from exercise of stock options	15.6	—	—
Costs associated with debt issue / repayment	(26.8)	—	—
Proceeds from monetization of COFINS tax credits	19.4	—	—
Other financing activities	(.1)	(3.9)	(.2)
Net cash provided (used) by financing activities of continuing operations	1.1	(306.9)	—
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(20.6)	—	(8.6)
Net cash used by discontinued operations	(20.6)	—	(8.6)
Effect of exchange rate changes on cash and cash equivalents	(.3)	(37.5)	34.1
Net increase (decrease) in cash and cash equivalents	124.7	(345.1)	227.1
Cash and cash equivalents and restricted cash at beginning of year(1)	536.4	881.5	654.4
Cash and cash equivalents and restricted cash at end of year(2)	$661.1	$536.4	$881.5
Cash paid for:
Interest	$122.0	$139.0	$141.7
Income taxes, net of refunds received	$55.9	$87.4	$132.2

(1)The balance at the beginning of the twelve month period ended December 31, 2019 includes cash and cash equivalents of $3.7 classified as Assets held for sale in the Company's Consolidated Balance Sheets at the end of the year in 2018.
(2)The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows for the twelve month period ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$650.6	$532.7
Restricted cash	2.9	—
Long-term restricted cash(1)	7.6	—
Held for sale cash and cash equivalents	—	3.7
Cash and cash equivalents, and restricted cash at end of period per the statement of cash flows	$661.1	$536.4

(1) Long-term restricted cash is presented in other assets in our Consolidated Balance Sheets.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2016	754.9	188.8	2,273.9	2,322.2	(1,033.2)	317.3	(4,599.7)	11.8	(836.2)
Net (loss) income	—	—	—	22.0	—	—	—	(2.0)	20.0
Other comprehensive income (loss)	—	—	—		107.0	—		.7	107.7
Dividends accrued - Series C convertible preferred stock	—	—	—	(23.1)	—	—	—	—	(23.1)
Exercise/ vesting/ expense of share-based compensation	3.8	1.0	17.3	(.8)	—	(.5)	6.8	—	24.3
Repurchase of common stock	—	(.1)	—	—	—	1.6	(7.1)	—	(7.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.2	—	—	—	—	—	—	—	(.2)	(.2)
Balances at December 31, 2017	758.7	189.7	2,291.2	2,320.3	(926.2)	318.4	(4,600.0)	10.3	(714.7)
Net income	—	—	—	(19.5)	—	—	—	(2.3)	(21.8)
Revenue Recognition Cumulative catch up	—	—	—	(41.1)	—	—	—	—	(41.1)
Other comprehensive income	—	—	—	—	(104.2)	—	—	(.2)	(104.4)
Dividends accrued - Series C convertible preferred stock	—	—	—	(24.3)	—	—	—	—	(24.3)
Exercise/ vesting/ expense of share-based compensation	3.1	.7	12.4	(1.1)	—	(.1)	.8	—	12.8
Repurchase of common stock	—	(.1)	—	—	—	1.1	(3.1)	—	(3.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.1	—	—	—	—	—	—	—	(.1)	(.1)
Balances at December 31, 2018	761.8	190.3	2,303.6	2,234.3	(1,030.4)	319.4	(4,602.3)	7.7	(896.8)
Net loss	—	—	—	(.3)	—	—	—	(1.0)	(1.3)
Other comprehensive income	—	—	—	—	(9.6)	—	—	.2	(9.4)
Dividends accrued - Series C convertible preferred stock	—	—	—	(25.5)	—	—	—	—	(25.5)
Dividends accrued- common stock	—	—	—	(8.7)	—	—	—	—	(8.7)
Exercise/ vesting/ expense of share-based compensation	9.9	2.6	25.9	—	—	—	—	—	28.5
Repurchase of common stock	(1.7)	(.3)	(8.3)	—	—	.5	(1.0)	—	(9.6)
Remeasurement of Series C convertible preferred stock	—	—	—	(60.9)	—	—	—	—	(60.9)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.1	—	—	—	—	—	—	—	(.1)	(.1)
Balances at December 31, 2019	770.0	192.6	2,321.2	2,138.9	(1,040.0)	319.9	(4,603.3)	6.8	(983.8)
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
In December 2015, we entered into definitive agreements with affiliates of Cerberus Capital Management L.P. ("Cerberus"), which included a $435 investment in Avon by an affiliate of Cerberus through the purchase of our convertible preferred stock and the separation of the North America business (including approximately $100 of cash, subject to certain adjustments) from Avon into New Avon LLC ("New Avon"), a privately-held company that is majority-owned and managed by an affiliate of Cerberus. These transactions closed in March 2016 and Avon retained approximately 20% ownership in New Avon. In April 2019, Avon and Cerberus signed an agreement with LG Household & Health Care Ltd. for the sale of New Avon, including our 20% ownership interest. This transaction closed on August 14, 2019. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, for additional information. The North American business, which represented the Company's operations in the United States ("U.S."), Canada and Puerto Rico, was previously its own reportable segment and has been presented as discontinued operations for all periods. As a result of this transaction, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S.
On May 22, 2019, we entered into an Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding ("Natura &Co") pursuant to which, in a series of transactions, Avon and Natura Cosméticos will become direct wholly owned subsidiaries of Natura &Co (the "Transaction"). For additional information, see Note 23, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein. On January 3, 2020, the Company consummated the Transaction and became a fully owned subsidiary of Natura &Co Holding. In connection with the consummation of the Transaction, the Company notified the NYSE that trading of their stock should be suspended, the Company's common stock was subsequently delisted and deregistered. The Company files these financial statements with the SEC, as a voluntary filer, to comply with the terms of certain debt instruments.
In December 2019, the Company declared a dividend of $0.016 per share equating to $9, this dividend was subsequently paid in January 2020 by the Company.

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
Foreign Currency

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For financial statements of Avon subsidiaries operating in highly inflationary economies, the U.S. dollar is required to be used as the functional currency. At December 31, 2019, only our Argentinian subsidiary is considered to be operating in a highly inflationary economy. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in other expense, net. Similarly, deferred tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in income taxes in our Consolidated Statements of Operations. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are carried forward at their historical dollar cost, which was calculated using the exchange rate at the date which hyperinflationary accounting is implemented.
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
As a result of the devaluation of the Argentinian peso of approximately 36% during the year end December 31, 2019, operating profit was negatively impacted by approximately $11, largely in cost of sales in our Consolidated Income Statements, primarily due to inventory being accounted for at its historical dollar cost. During the year ended December 31, 2019, we also recorded a benefit during the period of approximately $7 in other expense, net primarily associated with the net monetary liability position of Argentina, and an approximate $3 positive impact on income taxes, both in our Consolidated Income Statements. As of December 31, 2019, the net Argentine peso-denominated monetary liability position of Argentina was $8 and the net Argentine peso-denominated non-monetary asset position was $45, primarily consisting of inventory balances of $23.
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
Revenue recognition
Revenue is recognized when control of a product or service is transferred to a customer, which is generally the Representative. Revenue is measured based on the consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties, such as Value Added Taxes ("VAT") collected for taxing authorities.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal revenue streams and significant judgments
Our principal revenue streams can be distinguished into: i) the sale of Beauty and Fashion & Home products to Representatives (recorded in net sales); ii) Representative fees, primarily for the sale of brochures to Representatives and fulfillment activities related to the contract, which include fees for shipping and handling (recorded in other revenue); and iii) other, which includes the sale of products to New Avon LLC ("New Avon") and royalties from the licensing of our name and products (recorded in other revenue).
i) Sale of Beauty and Fashion & Home products to Representatives
We generate the majority of our revenue through the sale of Beauty and Fashion & Home products. A Representative contacts her customers directly, selling primarily through our brochure (whether paper or online), which highlights new products and special promotions (or incentives) for each sales campaign. In this sense, the Representative, together with the brochure, are the "store" through which our products are sold. A brochure introducing a new sales campaign is typically generated every three to four weeks. A purchase order is processed, and the products are picked at a distribution center and delivered to the Representative usually through a combination of local and national delivery companies. Generally, the Representative then delivers the merchandise and collects payment from the customer for her or his own account. A Representative generally receives a refund of the price the Representative paid for a product if the Representative chooses to return it.
A Representative Agreement, which outlines the basic terms of the agreement between Avon and the Representative, combined with a purchase order, constitutes a contract for the purposes of Accounting Standards Codification Topic ("ASC"), Revenue from Contracts with Customers ("ASC 606").
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
iii) Other revenue
We also recognize revenue from the sale of products to New Avon, as part of a manufacturing and supply agreement, since the separation of the Company's North America business into New Avon on March 1, 2016, and royalties from the licensing of our name and products, in other revenue in our Consolidated Statements of Operations.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Brochure costs and associated fees that are presented as inventory were $8.9 at December 31, 2019 and $13.2 at December 31, 2018. Brochure costs and associated fees that are presented as prepaid expenses and other were $4.8 at December 31, 2019 and $5.9 at December 31, 2018.
Brochure costs expensed to COGS and SG&A in 2019 amounted to $101.1 and $93.9, respectively. In 2018 brochure costs expensed to COGS and SG&A were $113.5 and $106.2, respectively. In 2017 brochure costs of $244.0, were expensed to SG&A under the previous Accounting Standards Update ("ASU") 605, Revenue Recognition.
The fees charged to Representatives for brochures sold recorded in Other revenue in 2019 and 2018 amounted to $96.9 and $117.0, respectively. In 2017, the fees charged to Representatives were recorded as a reduction to SG&A expenses and amounted to $139.4.
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
Certain systems development costs related to the purchase, development and installation of computer software, and implementation costs incurred in a hosting arrangement that is a service contract, are capitalized and amortized over the estimated useful life of the related project. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. The other assets balance included unamortized capitalized software costs of $83.1 at December 31, 2019 and $89.3 at December 31, 2018. The amortization expense associated with capitalized software was $24.7, $26.5 and $29.5 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Leases
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Long-lived assets (including those that are part of a disposal group) are not depreciated or amortized while they are classified as held for sale. Long-lived assets classified as held for sale and the assets of a disposal group classified as held for sale are presented separately from the other assets in the balance sheet. The liabilities of a disposal group classified as held for sale are presented separately from other liabilities in the balance sheet.
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
If applicable, derivatives are recognized in our Consolidated Balance Sheets at their fair values. When we become a party to a derivative instrument and intend to apply hedge accounting, we designate the instrument, for financial reporting purposes, as a fair value hedge, a cash flow hedge, or a net investment hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we had designated it and it qualified as part of a hedging relationship and further, on the type of hedging relationship. We apply the following:
•Changes in the fair value of a derivative that is designated as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk are recorded in earnings.
•Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in AOCI and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings.
•Changes in the fair value of a derivative that is designated as a hedge of a net investment in a foreign operation are recorded in foreign currency translation adjustments within AOCI.
•Changes in the fair value of a derivative that is not designated as a hedging instrument are recognized in earnings in other expense, net in our Consolidated Statements of Operations.
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
If the conditions above are not met, we will assess prospective and retrospective effectiveness using the cumulative dollar-offset method, which compares the change in fair value or present value of cash flows of the hedging instrument to the changes in the fair value or present value of the cash flows of the hedged item. If the result of the quantification demonstrates that the hedge is still highly effective (meaning that cumulative changes in the fair value of the derivative are between 80% and 125% of the cumulative changes in the fair value of the hedged item), we will revert to qualitative assessments of hedge effectiveness in subsequent periods if an expectation of high effectiveness on a qualitative basis for subsequent periods can be reasonably supported. If effectiveness is not within the 80% to 125% range, hedge accounting will be discontinued, and changes in the fair value of the hedging instrument will be recorded in earnings from the date the hedge is no longer considered highly effective.
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
In accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), we are choosing to treat the U.S. income tax consequences of Global Intangible Low-Taxed Income ("GILTI") as a period cost. As a result, as of December 31, 2019, no deferred income taxes have been provided.
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
Shipping and Handling

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and handling costs are expensed as incurred and amounted to $432.1 in 2019, $503.5 in 2018 and $530.8 in 2017.
Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $72.9 in 2019, $127.6 in 2018 and $118.4 in 2017.
Research and Development
Research and development costs are expensed as incurred and amounted to $40.6 in 2019, $48.0 in 2018 and $52.9 in 2017. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
Share-based Compensation
Where applicable, share-based payments to employees are recognized in the financial statements based on their fair value at the date of grant. If applicable, we use a Monte-Carlo simulation to calculate the fair value of performance restricted stock units with market conditions and the fair value of premium-priced stock options. We account for forfeitures on share-based payments as they occur.
When the terms of an equity-settled award are modified, the minimum expense recognized is the grant date fair value of the unmodified award, provided the original vesting terms of the award are met. An additional expense, measured as at the date of modification, is recognized for any modification that increases the total fair value of the share-based payment. Where an award is cancelled, any unamortized compensation cost is expensed immediately.
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
NOTE 2. New Accounting Standards
New Accounting Standards Implemented
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
The standard had a material impact on our consolidated balance sheets but does not have a material impact on our Consolidated Income Statements. The most significant impact was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases which are presented separately on the Consolidated Balance Sheet. Accounting for finance leases remains substantially unchanged, with leased assets included in Property, Plant and Equipment and lease liabilities included within Debt.
Adoption of the standard resulted in the recognition of additional ROU assets and lease liabilities for operating leases of $191 and $204, respectively, as of January 1, 2019. The difference between these amounts was recorded as an adjustment to retained earnings.
See note 16, Leases and Commitments in our Annual Report for more information.
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
ASU 2014-09, Revenue from Contracts with Customers
We adopted ASC 606 with a date of the initial application of January 1, 2018, as a cumulative-effect adjustment to retained earnings. Therefore, the comparative information for prior periods has not been adjusted and continues to be reported under ASC 605, Revenue Recognition. We applied ASC 606 to all outstanding contracts at January 1, 2018.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded a cumulative-effect adjustment upon adoption of the new revenue recognition standard as of January 1, 2018 comprised of the following:
•a reduction to retained earnings of $52.7 before taxes ($41.1 after tax), with a corresponding impact to deferred income taxes of $11.6;
•a reduction to prepaid expenses and other of $54.9;
•an increase to inventories of $39.3; and
•an increase to other accrued liabilities of $37.1 due to the net impact of the establishment of a contract liability of $91.8 for deferred revenue where our performance obligations are not yet satisfied, which is partially offset by a reduction in the sales incentive accrual of $54.7.
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
(1)Primarily relates to appointment kits, which were reclassified from SG&A, partially offset by the timing of recognition of sales incentives.
(2)Relates to Representative fees (primarily brochure fees, late payment fees and certain other fees), which were reclassified from SG&A. Brochure fees were also impacted by the timing of recognition.
(3)Primarily relates to the cost of sales incentives, the cost of brochures paid for by Representatives and the cost of appointment kits, which were reclassified from SG&A. The cost of sales incentives and the cost of brochures were also impacted by the timing of recognition.
(4)Relates to the cost of sales incentives, which were reclassified to cost of sales and were also impacted by the timing of recognition. This was partially offset by Representative fees, which were reclassified to other revenue, and appointment kits, which were reclassified to net sales and cost of sales.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Other Comprehensive Income	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Net loss	(21.8)	$(8.6)	$(30.4)
Foreign currency translation adjustments	(48.7)	(3.5)	(52.2)
Total other comprehensive loss, net of income taxes	(104.4)	(3.5)	(107.9)
Comprehensive loss	(126.2)	(12.1)	(138.3)
Comprehensive loss attributable to Avon	(123.6)	(12.1)	(135.7)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Balance Sheets	Per consolidated financial statements	Adjustments		Balances excluding the impact of adopting ASC 606
Accounts receivable, net	349.7	$(8.2)	(1)	$341.5
Inventories	542.0	(42.8)	(2)	499.2
Prepaid expenses and other	272.0	47.8	(2)	319.8
Total current assets	1,762.0	(3.2)		1,758.8
Other assets	603.0	(10.1)	(3)	592.9
Total assets	3,010.0	(13.3)		2,996.7
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Other accrued liabilities	451.3	(38.0)	(4)	413.3
Income taxes	15.9	(3.6)		12.3
Total current liabilities	1,496.5	(41.6)		1,454.9
Other liabilities	72.1	(0.7)		71.4
Total liabilities	3,414.7	(42.3)		3,372.4

Retained earnings	2,234.3	32.5	(5)	2,266.8
Accumulated other comprehensive loss	(1,030.4)	(3.5)		(1,033.9)
Total Avon shareholders’ deficit	(904.5)	29.0		(875.5)
Total shareholders’ deficit	(896.8)	29.0		(867.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	3,010.0	(13.3)		2,996.7
(1)Relates to sales returns, which were reclassified from a reduction of accounts receivable to a refund liability (within other accrued liabilities) and a returns asset (within prepaid expenses and other).
(2)Primarily relates to sales incentives and brochures, both of which were reclassified from prepaid expenses and other to inventories, and were also impacted by the timing of recognition. In addition, prepaid expenses and other was impacted by the timing of recognition of brochures, as well as the reclassification of sales returns (described above).
(3)Relates to deferred tax assets associated with the cumulative-effect adjustment.
(4)Primarily relates to the contract liability for sales incentives, which is partially offset by the lower accrual for sales incentives. In addition, other accrued liabilities was impacted by the reclassification of sales returns (described above).
(5)Relates to the $41.1 cumulative-effect adjustment upon adoption of ASC 606, partially offset by the year-to-date $8.6 net loss adjustment.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Impact of change in revenue recognition standard
Line items impacted within the Consolidated Statements of Cash Flows	Per consolidated financial statements	Adjustments	Balances excluding the impact of adopting ASC 606
Cash Flows from Operating Activities
Net loss	(21.8)	$(8.6)	$(30.4)
Other	18.5	(3.5)	15.0
Accounts receivable	(102.8)	(.4)	(103.2)
Inventories	(99.6)	3.5	(96.1)
Prepaid expenses and other	(49.3)	3.9	(45.4)
Accounts payable and accrued liabilities	73.1	10.5	83.6
Income and other taxes	63.2	(3.6)	59.6
Noncurrent assets and liabilities	42.8	(1.8)	41.0

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
ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities to align the hedge accounting model more closely with risk management practices, and to simplify its application. Among other things, the new guidance eliminates the requirement to separately measure and report hedge ineffectiveness. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. We early adopted ASU 2017-12 effective July 1, 2018, the adoption did not have a material impact on our Consolidated Financial Statements.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASU 2017 - 04, Intangibles - Goodwill and other (Topic 350)
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04 Intangibles - Goodwill and other, which simplifies the test for goodwill impairment. This Update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of the assets acquired and liabilities assumed in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is in the process of evaluating the impact of this standard update on its consolidated financial statements and related disclosures.
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
In January 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. We intend to adopt this new accounting guidance effective January 1, 2020. We have assessed the impact of adopting this standard to reduce long term receivables, within other assets by approximately $2 on January 1, 2020, with an adjustment to retained earnings. The implementation of this standard will not result in additional allowances related to trade accounts receivable.

ASU 2019-12, Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes, which is intended to simplify the accounting standard and improve the usefulness of information provided in the financial statements. We intend to implement this new accounting guidance effective January 1, 2021, however early adoption is permitted. we are currently assessing the impact this new accounting guidance will have on our financial statements.

NOTE 3. Discontinued Operations and Assets and Liabilities Held for Sale
Discontinued Operations
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus. The agreements resulted in the separation of the Company's North America business, which represented the Company's operations in the United States, Canada and Puerto Rico, from the Company into New Avon Company, formerly New Avon, a privately-held company majority-owned and managed by Cerberus NA Investor LLC (an affiliate of Cerberus). The Company retained an investment of 19.9% ownership interest in New Avon. These transactions closed on March 1, 2016; from that date, resolution of contingent liabilities relating to Avon's ownership and operation of the North America business prior to its separation from the Company into New Avon have been treated as discontinued operations. Refer to the Divestitures section below for information relating to the sale of New Avon.
The Company incurred costs during the year ended December 31, 2019 following the resolution of certain contingent liabilities related to its ownership and operation of the North America business prior to its separation into New Avon.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2019
Selling, general and administrative expenses	$36.6
Operating loss	$(36.6)
Loss from discontinued operations, net of tax	$(36.6)

There were no amounts recorded in discontinued operations for the years ended December 31, 2018 and December 31, 2017.

Assets and Liabilities Held for Sale
The major classes of assets and liabilities comprising held for sale assets and Held for sale liabilities on the Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018 are shown in the following table.

	Year ended December 31,
	2019	2018
Current held for sale assets
Inventories	$—	$8.7
Property, Plant & Equipment (net)	22.6	52.0
Cash and cash equivalents	—	3.7
Other assets	—	1.2
	$22.6	$65.6

Current held for sale liabilities
Accounts payable	$—	$8.6
Other liabilities	—	2.8
	$—	$11.4

During 2019, the Company, in line with the Open Up Avon strategy, identified five properties to be sold which met the held for sale criteria under ASC 360 as of December 31, 2019. The Company expects to close these transactions within a year.
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
Malaysia Maximin
On May 9, 2019, we completed the sale of all of our equity interests in Malaysia Maximin for a total selling price of $7.8. The cash proceeds of $7.6, net of expenses, are presented within investing activities in the Consolidated Statement of Cash Flows.
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
China manufacturing
On February 15, 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd. ("TheFaceShop"), of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total selling price of $71.0, less expenses of approximately $1.1. The selling price included $23.5 relating to outstanding intercompany loans payable to Avon

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Manufacturing (Guangzhou), Ltd. from other Avon subsidiaries that was presented as financing activities in the Consolidated Statement of Cash Flows, this was subsequently settled in April 2019. The cash proceeds of $46.4, net of loan amounts, are presented as investing activities in the Consolidated Statement of Cash Flows, which includes $7.6 of restricted cash as of December 31, 2019.
In the first quarter of 2019, we recorded a gain on sale of $10.3 before tax, which is reported separately in the Consolidated Statements of Operations, and $8.2 after tax, representing the difference between the proceeds, including the settlement of the intercompany loans, and the carrying value of Avon Manufacturing (Guangzhou), Ltd. on the date of sale.
New Avon
In April 2019, we signed an agreement with LG Household & Health Care Ltd. to sell our 19.9% ownership interest in New Avon. During August 2019, we completed the sale of New Avon for a selling price of $24.5. Expenses were approximately $1.1, resulting in cash proceeds of $23.4. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows.
In the third quarter of 2019, we recorded a gain on sale of $26.8 before and after tax, which is reported in the Consolidated Statements of Operations as Gain on sale of business/asset. The gain recorded represents the total proceeds and the release of AOCI of $3.4.
Our recorded investment balance in New Avon at December 31, 2019 and December 31, 2018 was zero.
NOTE 4. Investment in New Avon
In connection with the separation of the Company's North America business, which closed on March 1, 2016, the Company retained a 19.9% ownership interest in New Avon, a privately-held company that is majority-owned and managed by an affiliate of Cerberus. In April 2019, Avon and Cerberus signed an agreement with LG Household & Health Care Ltd. for the sale of New Avon, including our 19.9% ownership interest. In April 2019, Avon and Cerberus signed an agreement with LG Household & Health Care Ltd. for the sale of New Avon, including our 19.9% ownership interest. This transaction closed on August 14, 2019. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, for additional information.
Since March 1, 2016, the Company had accounted for its ownership interest in New Avon using the equity method of accounting, which resulted in the Company recognizing its proportionate share of New Avon's income or loss and other comprehensive income or loss. Our recorded investment balance in New Avon at August 14, 2019 and December 31, 2018 was zero.
During the year ended December 31, 2017, the Company's proportionate share of the losses of New Avon was $20.2, of which $11.5 was recorded within other expense, net. In addition, during the third quarter of 2017, the Company received a cash distribution of $22.0 from New Avon, which reduced our recorded investment balance in New Avon. During the third quarter of 2017, we recorded only $1.7 of the Company's proportionate share of the losses in New Avon, as this reduced our recorded investment balance in New Avon to zero. As a result, we did not record our proportionate share of New Avon's losses from the fourth quarter of 2017 onwards. In addition, the Company's proportionate share of the post-separation other comprehensive income of New Avon was benefits of $.1 during the year ended December 31, 2017, and was recorded within other comprehensive income (loss).
The Company also recorded an additional loss of $.5 within other expense, net and a benefit of $1.1 within other comprehensive income (loss), during the year ended December 31, 2017, primarily associated with purchase accounting adjustments reported by New Avon.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Related Party Transactions
The following tables present the related party transactions with New Avon, affiliates of Cerberus and the Instituto Avon in Brazil. There are no other related party transactions. On August 14, 2019, we sold our investment in New Avon to LG Household & Health Care Ltd. Upon completion of the sale, New Avon is no longer a related party, for the purposes of this disclosure, transactions with New Avon during the period it was a related party have been disclosed. See Note 3, Discontinued Operation and Assets and Liabilities Held for Sale, to the Consolidated Financial Statements contained herein, for further details.

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$12.0	$25.7
Gross profit from sale of product to New Avon(1)	$0.2	$1.6

Cost of sales for purchases from New Avon(2)	$2.1	$2.9

SG&A expenses:
Transition services, intellectual property, research and development and subleases(3)	$(0.5)	$(5.9)
Project management team(4)	4.0	1.2
Net increase, (reduction) of SG&A expenses	$3.5	$(4.7)

Interest income from Instituto Avon(5)	$.2	$.1

	December 31, 2019	December 31, 2018
Balance Sheet Data
Inventories(6)	N/A	$.3
Receivables due from New Avon(6)	N/A	$7.0
Receivables due from Instituto Avon(5)	$2.1	$3.2
Payables due to New Avon(6)	N/A	$.2
Payables due to an affiliate of Cerberus(7)	$2.1	$.6
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. On August 14, 2019, the Company sold it's investment in New Avon to LG Household & Health Care Ltd.; from this point New Avon is no longer a related party. Transactions entered into with New Avon for the period it was a related party in 2019 and the twelve month period ended December 31, 2018 have been disclosed above.
(2) New Avon supplies products to the Company as part of the same manufacturing and supply agreement discussed in footnote (1) above. The Company purchased $1.6 and $2.8 from New Avon associated with this agreement during the years ended December 31, 2019 and 2018, respectively, and recorded $2.1 and $2.9 associated with these purchases within cost of sales during the years ended December 31, 2019 and 2018, respectively. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd; from this point New Avon is no longer a related party. Transactions entered into with New Avon for the period it was a related party in 2019 and the twelve month period ended December 31, 2018 have been disclosed above.
(3) The Company also entered into a transition services agreement to provide certain services to New Avon, which expired on October 31, 2018, as well as an intellectual property license agreement, an agreement for technical support and innovation and subleases for office space. In addition, New Avon performed certain services for the Company under a similar transition services agreement which expired during the third quarter of 2017. The Company recorded a net $0.5 and $5.9 reduction of SG&A expenses associated with these agreements during the years ended December 31, 2019 and 2018, respectively, which generally represents a recovery of the related costs.
(4) The Company also entered into agreements with an affiliate of Cerberus, which provide for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the transformation plan (the "Transformation Plan") announced in January 2016 and Open Up Avon strategy ("Open Up Avon") announced in September 2018. The Company recorded $4.0 and $1.2 in SG&A expenses associated with these agreements during the years ended December 31, 2019 and 2018, respectively. See Note 17, Restructuring Initiatives for additional information related to the Transformation Plan and Open Up Avon.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, R$12 million (Brazilian real) for an unsecured 5-year term at a fixed interest rate of 7% per annum, to be paid back in five equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with the board and executive team comprised of Avon Brazil management. The purpose of the loan was to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment. During the period ended December 31, 2019, Institutio Avon repaid $1 million of the loan.
(6) On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd.; from this point New Avon is no longer a related party. Therefore at December 31, 2019, we did not have any related party balances with New Avon.
(7) The payables due to an affiliate of Cerberus relate to the agreement for the project management team and were classified within other accrued liabilities in our Consolidated Balance Sheets.
In addition, the Company also issued standby letters of credit to the lessors of certain equipment, a lease for which was transferred to New Avon in connection with the separation of the Company's North America business. The initial liability for the estimated value of such standby letters of credit was $2.1, which was included in the additional loss on sale of the North America business recognized in loss from discontinued operations, net of tax in our Consolidated Statements of Operations during the year ended December 31, 2016. At December 31, 2019 and 2018, the Company had a liability of $0.4 and $1.4, respectively, for the estimated value of such standby letters of credit. The reduction of this estimated liability of $1.0 during the years ended December 31, 2019 and 2018 was recognized in other expense, net in our Consolidated Statements of Operations.
See Note 18, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cleveland Apple Investor L.P. ("Cerberus Investor") (an affiliate of Cerberus).

NOTE 6. Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by product or service type. All revenue is recognized at a point in time, when control of a product is transferred to a customer:

	Twelve Months Ended December 31, 2019
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$552.7	$512.7	$187.2	$118.8	$1,371.4	$—	$1,371.4
Fragrance	562.6	415.8	188.9	77.3	1,244.6	—	1,244.6
Color	335.3	259.3	80.7	46.3	721.6	—	721.6
Total Beauty	1,450.6	1,187.8	456.8	242.4	3,337.6	—	3,337.6
Fashion & Home:
Fashion	222.2	154.0	81.0	161.6	618.8	—	618.8
Home	35.7	234.6	173.7	26.0	470.0	—	470.0
Total Fashion & Home	257.9	388.6	254.7	187.6	1,088.8	—	1,088.8
Certain Brazil indirect taxes*	—	67.7	—	—	67.7	—	67.7
Net sales	1,708.5	1,644.1	711.5	430.0	4,494.1	—	4,494.1
Representative fees	84.7	112.9	39.8	6.8	244.2	—	—
Other	0.9	5.7	—	0.1	6.7	18.2	24.9
Other revenue	85.6	118.6	39.8	6.9	250.9	18.2	269.1
Total revenue	$1,794.1	$1,762.7	$751.3	$436.9	$4,745.0	$18.2	$4,763.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Twelve Months Ended December 31, 2018
	Reportable segments
	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$619.2	$564.3	$166.9	$124.3	$1,474.7	$6.4	$1,481.1
Fragrance	636.6	483.9	218.1	89.5	1,428.1	2.9	1,431.0
Color	398.7	310.7	81.8	54.1	845.3	4.8	850.1
Total Beauty	1,654.5	1,358.9	466.8	267.9	3,748.1	14.1	3,762.2
Fashion & Home:
Fashion	298.0	190.6	94.4	167.8	750.8	3.0	753.8
Home	45.3	283.4	204.2	28.4	561.3	2.0	563.3
Total Fashion & Home	343.3	474.0	298.6	196.2	1,312.1	5.0	1,317.1
Brazil IPI tax release**	—	168.4	—	—	168.4	—	168.4
Net sales	1,997.8	2,001.3	765.4	464.1	5,228.6	19.1	5,247.7
Representative fees	95.3	135.7	43.9	6.5	281.4	2.0	283.4
Other	0.7	9.9	—	0.2	10.8	29.4	40.2
Other revenue	96.0	145.6	43.9	6.7	292.2	31.4	323.6
Total revenue	$2,093.8	$2,146.9	$809.3	$470.8	$5,520.8	$50.5	$5,571.3

* 2019 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $68, in our Consolidated Income Statements. See Note 21 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
**2018 includes the impact of the Brazil IPI, which was recorded in product sales of approximately $168, in our Consolidated Income Statements. See Note 19, Contingencies, to the Consolidated Financial Statements contained herein for further information.

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
The following table provides information about receivables and contract liabilities from contracts with customers at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Accounts receivable, net of allowances of $66.6 and $93.0	$280.2	$349.7
Contract liabilities	$51.0	$84.4
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the twelve months ended December 31, 2019, we recognized $69.5 of revenue related to the contract liability balance at December 31, 2018, as the result of performance obligations satisfied. In addition, we deferred an additional $36.6 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at December 31, 2019 as compared with December 31, 2018.
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
NOTE 7. Inventories
Inventories at December 31 consisted of the following:

	2019	2018
Raw materials	$130.6	$157.8
Finished goods	321.7	384.2
Total	$452.3	$542.0

These amounts are net of the allowance for inventory obsolescence, and include the impact of an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018, resulting from the structural reset of inventory announced in January 2019.
NOTE 8. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2019	2018
Debt maturing within one year:
Short term debt	$1.8	$8.8
Current portion of long-term debt	—	3.2
Total	$1.8	$12.0
Long-term debt:
Finance lease liabilities	1.4	—
4.60% Notes, due March 2020	—	386.4
6.50% Senior Secured Notes, due August 2022	392.6	—
7.875% Senior Secured Notes, due August 2022	495.8	494.2
5.00% Notes, due March 2023	459.3	458.5
Other debt, payable through 2025	—	4.6
6.95% Notes, due March 2043	241.3	241.1
Total	1,590.4	1,584.8
Less current portion	—	(3.2)
Total long-term debt	$1,590.4	$1,581.6
The carrying value of debt maturing within one year and long-term debt is presented net of debt issuance costs and includes any related discount or premium and unamortized deferred gains on terminated interest-rate swap arrangements, as applicable.
Notes payable included short-term borrowings of international subsidiaries.
Unsecured Notes
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In July 2019, we repurchased $274.8 of our 4.60% Notes by way of a tender offer. The aggregate repurchase price was equal to the principal amount of $274.8 less a discount received of $0.6, plus an early tender premium of $8.2 and accrued interest of $5.4. In December 2019, we prepaid the remaining principal amount of our 4.6% Notes. The prepayment price was equal to the remaining principal amount of $112.2, plus a make-whole premium of $1.4 and accrued interest of $1.7. In connection with these repurchases of debt, we incurred a loss on extinguishment of debt of $8.1 before tax in the third quarter and $1.5 before tax in the fourth quarter of 2019.
At December 31, 2019 and 2018, the carrying values of our unsecured notes were comprised of the following:

	2019				2018
	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total
4.60% Notes, due March 2020	—	—	—	—	387.0	(.1)	(.5)	386.4
5.00% Notes, due March 2023	461.9	(1.5)	(1.1)	459.3	461.9	(1.9)	(1.5)	458.5
6.95% Notes, due March 2043	243.9	(.5)	(2.1)	241.3	243.9	(.6)	(2.2)	241.1
The indentures governing our outstanding notes described above contain certain customary covenants, customary events of default, cross-default provisions and change in control provisions. In July and September 2019, bondholder consents for the 5% Notes and the 6.95% Notes, respectively, were obtained to amend the definition of "change of control" to permit the acquisition of Avon by Natura. No repayment of notes was triggered by the Transaction with Natura &Co.
Senior Secured Notes
In August 2016, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $500.0 in aggregate principal amount of 7.875% Senior Secured Notes, which will mature on August 15, 2022 (the "2016 Notes"). Interest on our 2016 Notes is payable semi-annually on February 15 and August 15 of each year. This represents the total debt for AIO at December 31, 2019 and 2018.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2019, Avon International Capital, p.l.c. ("AIC"), a wholly-owned foreign subsidiary of the Company, issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $400.0 in aggregate principal amount of 6.5% Senior Secured Notes, which will mature on August 15, 2022 (the "2019 Notes"). Interest on the 2019 Notes is payable semi-annually on February 15 and August 15 of each year. The 2019 Notes are listed on The International Stock Exchange. This represents the total debt for AIC at December 31, 2019. AIC was incorporated in January 2019 and therefore there is no 2018 comparison.
All obligations of AIO and AIC under our Senior Secured Notes are unconditionally guaranteed by the Company, AIO and each other material US or English restricted subsidiary of the Company (collectively, the "Obligors"), in each case, subject to certain exceptions. The obligations of the Obligors are secured by first priority liens on and security interests in substantially all of the assets of the Obligors, in each case, subject to certain exceptions.
The AIO and AIC indentures governing our Senior Secured Notes contains certain customary covenants and restrictions, customary events of default, cross-default provisions and change in control provisions. The indentures also contain a covenant requiring AIO and its restricted subsidiaries to, at the end of each year, own at least a certain percentage of the total assets of API and its restricted subsidiaries, subject to certain qualifications.
See Note 24, Subsequent Events, of our Annual Report for more information on change in control involving Avon. No repayment of notes was triggered by the Transaction with Natura &Co.
At December 31, 2019 and 2018, the carrying values of our senior secured notes were comprised of the following:

	2019				2018
	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total
6.50% Senior Secured Notes, due August 2022	400.0	(7.4)	—	392.6	—	—	—	—
7.875% Senior Secured Notes, due August 2022	500.0	(4.2)	—	495.8	500.0	(5.8)	—	494.2
Maturities of Long-Term Debt
Annual maturities of long-term debt, which includes our notes and capital leases outstanding at December 31, 2019, are as follows:

	2020	2021	2022	2023	2024	2024 and Beyond	Total
Maturities	$—	$0.9	$900.6	$462.0	$—	$243.8	$1,607.3
Other Financing
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned domestic subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the "2015 facility"). As of December 31, 2019, there were no amounts outstanding under the 2015 facility.
In February 2019, AIC, a wholly-owned foreign subsidiary of the Company, entered into a three-year €200.0 senior secured revolving credit facility (the "2019 facility"). As of December 31, 2019 this amounted to $224. The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time. Borrowings under the 2019 facility bear interest at our option, at a rate per annum, equal to either LIBOR or EURIBOR (for any loan in euros) plus 225 basis points, in each case subject to adjustment based upon a leveraged-based pricing grid. The 2019 facility was available for general corporate and working capital purposes.
In the first quarter of 2019, $2.0 was recorded for the write-off of unamortized issuance costs related to the 2015 revolving credit facility. In the first quarter of 2019, the Company capitalized $11.0 of issue costs relating to the new revolving credit facility; the cash outflow is presented in other financing activities within the Consolidated Statement of Cash Flows. As of December 31, 2019, there were no amounts outstanding under the 2019 facility and on January 3, 2020, the facility was automatically cancelled upon change of control, and as a result $7.8 was of unamortized issuance costs were written off, see Note 23, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.
The amount of the facility available to be drawn down on is reduced by any standby letters of credit granted by an obligor, which, as of December 31, 2019, was approximately $22. As of December 31, 2019, based on then applicable exchange rates,

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the entire amount of the remaining 2019 facility, which is approximately €180 million, could have been drawn down without violating any covenant.
All obligations of AIC under the 2019 facility were unconditionally guaranteed by the Obligors, in each case, subject to certain exceptions. The obligations of the Obligors were secured by first priority liens on and security interests in substantially all of the assets of the Obligors, in each case, subject to certain exceptions.
The 2019 facility contained affirmative and negative covenants, which are customary for secured financings of this type, as well as financial covenants (interest coverage and total leverage ratios).
Letters of Credit
At December 31, 2019 and December 31, 2018, we also had letters of credit outstanding under our revolving credit facility totaling $22.2 and $29.4, respectively. The balances at December 31, 2019 and 2018 primarily relate to letters of credit issued to lessors of certain equipment, a lease which was transferred to New Avon in connection with the separation of the Company's North America business. The balances at December 31, 2019 and December 31, 2018 also include letters of credit which guarantee various insurance activities.
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Negative Outlook with B1 for corporate family debt, B3 for senior unsecured debt, and Ba1 for our Senior Secured Notes; S&P ratings of Stable Outlook with B+ for corporate family debt and senior unsecured debt and BB for our Senior Secured Notes; and Fitch rating of Positive Outlook with B+, each of which are below investment grade.
However, our credit ratings remain below investment grade which may impact our ability to access such transactions on favorable terms.
NOTE 9. Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI during 2019 and 2018:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2018	$(936.2)	$0.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)
Other comprehensive (loss) other than reclassifications	(6.5)	(2.4)	—	(8.0)	—	(16.9)
Reclassifications into earnings:
Derivative loss on cash flow hedges, net of tax of $0	—	1.3	—	—	—	1.3
Amortization of net actuarial loss and prior service cost, net of tax of $0.4(1)	—	—	—	9.4	—	9.4
Sale of New Avon	—		—	—	(3.4)	(3.4)
Total reclassifications into earnings	—	1.3	—	9.4	(3.4)	7.3
Balance at December 31, 2019	$(942.7)	$(0.6)	$(4.3)	$(92.4)	$—	$(1,040.0)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2017	$(829.6)	$—	$(4.3)	$(95.7)	$3.4	$(926.2)
Other comprehensive (loss) income other than reclassifications	(106.6)	.5	—	(8.6)	—	(114.7)
Reclassifications into earnings:
Derivative gains on cash flow hedges, net of tax of $0	—	—	—	—	—	—
Amortization of net actuarial loss and prior service cost, net of tax of $0.6(1)	—	—	—	10.5	—	10.5
Total reclassifications into earnings	—		—	10.5	—	10.5
Balance at December 31, 2018	$(936.2)	$0.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Gross amount reclassified to other expense, net, and related taxes reclassified to income taxes.
A foreign exchange net gain of $.8 for 2019, a net loss of $6.9 for 2018, and a net gain of $16.3 for 2017, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in changes in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).
NOTE 10. Income Taxes
Income from continuing operations, before taxes for the years ended December 31 was as follows:

	2019	2018	2017
United States	$(108.3)	$39.3	$(147.6)
Foreign	246.7	68.8	268.3
Total	$138.4	$108.1	$120.7
The provision for income taxes for the years ended December 31 was as follows:

	2019	2018	2017
Federal:
Current	$(9.0)	$(6.1)	$—
Deferred	8.5	3.7	(34.0)
Total Federal	(0.5)	(2.4)	(34.0)
Foreign:
Current	79.0	182.3	130.6
Deferred	28.9	(53.0)	3.8
Total Foreign	107.9	129.3	134.4
State and Local:
Current	(4.3)	3.0	.3
Deferred	—	—	—
Total State and other	(4.3)	3.0	.3
Total	$103.1	$129.9	$100.7
The continuing operations effective tax rate for the years ended December 31 was as follows:

	2019	2018	2017
Statutory federal rate	21.0%	21.0%	35.0%
State and local taxes, net of federal tax benefit	(2.7)	2.2	.2
U.S. Tax Reform	—	—	(24.7)
Tax on foreign income	62.1	(16.2)	6.0
Tax on uncertain tax positions - Brazil	8.1	67.4	—
Tax on uncertain tax positions - Rest of World	8.5	8.5	(3.6)
Reorganizations	185.6	(91.3)	—
Net change in valuation allowances	(208.0)	128.3	62.4
Imputed royalties and associated non-deductible expenses	—	.6	9.5
Research credits	(.9)	(1.3)	(1.3)
Other	.8	1.0	(.1)
Effective tax rate	74.5%	120.2%	83.4%
In 2019, as a result of continued business model changes related to the move of the Company’s headquarters from the US to the UK, the Company recognized one time tax charges of $256.9 reflected in the "Reorganizations" line above associated primarily with the rationalization and re-alignment of the Company’s legal entity structure which resulted in the use of approximately $256.9 of Foreign Tax Credits, deferred tax assets and other tax attributes.
In 2019, the Net Change in Valuation Allowances line in the rate reconciliation above includes: 1) $232.5 of decreases to the Valuation Allowances primarily associated with the utilization of Foreign Tax Credits and deferred tax assets offsetting the one-time tax charges of $256.9 noted in the "Reorganizations" line above; and 2) $66.5 of decreases due to a tax rate change offsetting equivalent and associated write-offs of deferred tax assets reflected in the “Tax on Foreign Income” line above.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2018, as a result of continued business model changes related to the move of the Company’s headquarters from the US to the UK, the Company recognized one-time tax benefits of $98.7 reflected in the "Reorganizations" line above associated primarily with the: rationalization and re-alignment of the Company’s legal entity structure, the ownership transfer of certain operational assets within the consolidated group and the tax benefit associated with the Foreign Derived Intangible Income provisions of the Tax Cuts and Jobs Act in the U.S.
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
In 2017, as a result of the enactment of the Tax Cuts and Jobs Act in the U.S., the Company recognized a net income tax benefit of $29.9 associated with the following items which are reflected in the "U.S. Tax Reform" line above: $33.5 for a valuation allowance release associated with minimum tax credits which can be utilized and/or refunded in the future and $3.6 for an uncertain tax position for potential withholding taxes on the repatriation of unremitted earnings. In addition, there was no impact on our financial position or results associated with each of the following: a write-off of deferred tax assets and their associated valuation allowance of $161.4 due to the rate change from 35% to 21%; a reversal of deferred tax liabilities and recording of a valuation allowance of $66.7 associated with unremitted earnings; establishment of deferred tax assets for other miscellaneous withholding tax items and their associated valuation allowance of $5.5; and a one-time tax on offshore earnings and the associated utilization of foreign tax credits of $2.9.
Included in the net change in valuation allowance noted above for 2017, we released valuation allowances of $25.5 associated with a number of markets in Europe, Middle East & Africa as a result of a business model change related to the move of the Company's headquarters from the U.S. to the UK.
Given the timing of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, the SEC issued guidance under SAB 118 directing taxpayers to consider the impact of the new legislation as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effects resulting from the change in law. As of December 22, 2017, except for the impact of remeasuring our deferred tax assets at the 21% rate, we accounted for all other impacts of the new legislation, including but not limited to effects on existing deferred taxes and valuation allowances, a one-time tax on offshore earnings, potential changes to and impact of our indefinite reinvestment assertion, and the measurement of deferred taxes on foreign unremitted earnings, on a provisional basis on our financial statements. The amounts reported at that time represented our best estimate given the data we had available and based on our interpretation of the U.S. legislation. During 2018, the U.S. Treasury issued various guidance on the application of certain provisions that may impact our calculations. As of December 31, 2018, the Company completed its accounting for the impact of the Tax Cuts and Jobs Act including any necessary adjustments to the "provisional" amounts previously recorded. The recording of the additional adjustments had no material impact on our financial position or results.
Deferred tax assets (liabilities) at December 31 consisted of the following:

	2019	2018
Deferred tax assets:
Tax loss and deduction carryforwards	$2,111.5	$2,144.3
Tax credit carryforwards	658.3	830.5
All other future deductions	485.5	560.8
Valuation allowance	(2,960.0)	(3,257.5)
Total deferred tax assets	295.3	278.1
Deferred tax liabilities	$(142.2)	$(85.1)
Net deferred tax assets	$153.1	$193.0
Deferred tax assets (liabilities) at December 31 were classified as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2019	2018
Deferred tax assets:
Other assets	$161.2	$212.6
Total deferred tax assets	161.2	212.6
Deferred tax liabilities:
Long-term income taxes	$(8.1)	$(19.6)
Total deferred tax liabilities	(8.1)	(19.6)
Net deferred tax assets	$153.1	$193.0
During 2019, the Company recorded a net decrease to its valuation allowance of $297.5 primarily related to the usage of certain tax credits and other tax attributes associated with rationalization and re-alignment of the Company’s legal entity structure, change in applicable tax rates and the expiration of other tax attribute carryforwards, both credit and loss carryforwards. In the future, the Company will continue to evaluate whether its financial results will allow for the valuation allowances to be released. Release of the valuation allowance in the future would occur when the deferred tax assets associated with the valuation allowance are determined to be more likely than not of being realized.
At December 31, 2019, the valuation allowance primarily represents amounts for substantially all U.S. deferred tax assets, certain foreign tax loss carryforwards and certain other foreign deferred tax assets. The recognition of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. Tax planning strategies were also considered and evaluated as support for the realization of deferred tax assets. Where these sources of income existed along with sufficient positive evidence that indicated it was more likely than not that such sources of income could be relied upon, then the deferred tax assets were not reduced by a valuation allowance.
At December 31, 2019, exclusive of ASU 2013-11 reductions, we had recognized deferred tax assets of $670.3 relating to tax credit carryforwards (U.S. foreign tax credits, minimum tax credits, research and experimentation credits and other tax credits) for which a valuation allowance of $649.5 has been provided and for which $11.9 has also been offset in accordance with ASU2013-11. The tax credit carryforwards consist of U.S. foreign tax credits of $629.5 which are subject to expiration between 2022 and 2027; U.S. research and experimentation credits of $21.6 which are subject to expiration between 2027 and 2039 U.S. minimum tax credits of $8.9 which are not subject to expiration; and other tax credits of $10.3 which are subject to expiration between 2020 and 2034.
At December 31, 2019, exclusive of ASU 2013-11 reductions, we had recognized deferred tax assets of $2,136.5 relating to foreign and state tax loss carryforwards for which a valuation allowance of $2,018.6 has been provided and for which $25.0 has also been offset in accordance with ASU2013-11. The deferred tax assets relating to tax loss carryforwards consist of $2,011.5 of foreign tax loss carryforwards, for which a valuation allowance of $1,918.5 has been provided, and $100.0 of state tax loss carryforwards, for which a valuation allowance of $100.0 has been provided.
At December 31, 2019 we had foreign tax loss carryforwards of $9,553.3, of which $7,611.6 are not subject to expiration and $1,941.5 are subject to expiration between 2020 and 2049. At December 31, 2019, we had state tax loss carryforwards, after taking into consideration the estimated effects of pre-apportionment states, of $1,443.7 which are subject to expiration between 2020 and 2039.
At December 31, 2019, as a result of our U.S. liquidity profile, we continue to assert that substantially all of our foreign earnings are not indefinitely reinvested. Accordingly, we adjusted our deferred tax liability as of December 31, 2019 to account for undistributed earnings of foreign subsidiaries outstanding at year-end and for the tax effect of earnings that were actually repatriated to the U.S. during the year. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a decrease of $12.5, resulting in a deferred tax liability balance of $6.1 related to the incremental tax cost on approximately $1.2 billion of undistributed foreign earnings at December 31, 2019.
Uncertain Tax Positions
At December 31, 2019, we had $331.7 of total gross unrecognized tax benefits of which approximately $130.9 would favorably impact the provision for income taxes, if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance at December 31, 2016	$58.7
Additions based on tax positions related to the current year	1.3
Additions for tax positions of prior years	17.6
Reductions for tax positions of prior years	(7.9)
Reductions due to lapse of statute of limitations	(3.1)
Reductions due to settlements with tax authorities	(18.0)
Balance at December 31, 2017	48.6
Additions based on tax positions related to the current year	43.5
Additions for tax positions of prior years	65.5
Reductions for tax positions of prior years	(3.7)
Reductions due to lapse of statute of limitations	(.9)
Reductions due to settlements with tax authorities	(15.4)
Balance at December 31, 2018	137.6
Additions based on tax positions related to the current year	13.3
Additions for tax positions of prior years	186.6
Reductions for tax positions of prior years	(3.0)
Reductions due to lapse of statute of limitations	(.6)
Reductions due to settlements with tax authorities	(2.2)
Balance at December 31, 2019	$331.7
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. We reversed previously recorded expenses for interest and penalties, net of taxes by $1.0, net of taxes during the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018 we had $6.3 and $7.4, respectively, recorded for interest and penalties, net of tax benefit. The unrecognized tax benefits, including interest and penalties, were classified within long-term income taxes in our Consolidated Balance Sheets.
We file income tax returns in the U.S. and foreign jurisdictions. As of December 31, 2019, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2014-2019
Mexico	2014-2019
Philippines	2016-2019
Poland	2014-2019
Russia	2017-2019
United Kingdom	2017-2019
United States (Federal)	2017-2019
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at December 31, 2019:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$—	Accounts payable	$.6

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$5.6	Accounts payable	$3.2
Total derivatives		$5.6		$3.8

The fair value of derivative instruments outstanding was immaterial at December 31, 2018.
Interest Rate Risk
In the past we have used interest-rate swap agreements, which effectively converted the fixed rate on long-term debt to a floating interest rate, to manage our interest rate exposure. The agreements were designated as fair value hedges. At December 31, 2019 and 2018, we do not have any interest-rate swap agreements. Approximately —% and 1% of our debt portfolio at December 31, 2019 and 2018, respectively, was exposed to floating interest rates.
In March 2012, we terminated two of our interest-rate swap agreements previously designated as fair value hedges, with notional amounts totaling $350. As of the interest-rate swap agreements’ termination date, the aggregate favorable adjustment to the carrying value (deferred gain) of our debt was $46.1, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt obligations through March 2019. During the years ended December 31, 2019 and 2018, the net impact of the gain amortization was zero and $6.0, respectively, including $3.6 related to the extinguishment of debt during the year ended December 31, 2018 (see Note 8, Debt and Other Financing). At December 31, 2019, there was no unamortized deferred gain associated with the March 2012 interest-rate swap termination, as the underlying debt obligations have been paid.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2019, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $816 for various currencies, of which $3.7 were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the years ended December 31, 2019 and 2018, we recorded gains of $42.1 and $2.6, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
During the first quarter of 2019, we discontinued our program to hedge foreign exchange risk relating to forecasted operational transactions. The last of our designated cash flow hedges will expire during the first quarter of 2020. Our designated hedges did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2019.
Credit Risk of Financial Instruments
Our foreign currency derivatives are typically comprised of over-the-counter forward contracts, swaps or options with major international financial institutions. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote and that such losses, if any, would not be material.
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $5.6 at December 31, 2019. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Fair Value
Assets and Liabilities Recorded at Fair Value
The fair value measurement provisions required by GAAP establish a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•Level 3 - Unobservable inputs based on our own assumptions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$4.3	$—	$4.3
Foreign exchange forward contracts	$—	$5.6	$5.6
Total	$4.3	$5.6	$9.9
Liabilities:
Foreign exchange forward contracts	$—	$3.8	$3.8
Total	$—	$3.8	$3.8

The assets and liabilities measured at fair value on a recurring basis were immaterial at December 31, 2018.
Other than our defined benefit pension and postretirement plan assets, the assets and liabilities measured at fair value on a recurring basis are comprised of foreign exchange forward contracts (see Note 11, Financial Instruments and Risk Management) and available-for-sale securities, which were immaterial at December 31, 2019 and 2018. See Note 14, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 14, Employee Benefit Plans).
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at December 31 consisted of the following:

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$4.3	$4.3	$3.8	$3.8
Debt maturing within one year(1)	(1.8)	(1.8)	(12.0)	(12.0)
Long-term debt(1)	(1,590.4)	(1,748.1)	(1,581.6)	(1,460.2)
Foreign exchange forward contracts	1.8	1.8	(5.1)	(5.1)
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Debt maturing within one year and long-term debt - The fair values of our debt and other financing were determined using Level 2 inputs based on indicative market prices.
•Foreign exchange forward contracts - The fair values of forward contracts were estimated based on quoted forward foreign exchange prices at the reporting date.
NOTE 13. Share-Based Compensation Plans
The Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (the "2013 Plan") and the Avon Products, Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"), which are shareholder-approved plans, provide for several types of share-based incentive compensation awards including stock options, restricted stock, restricted stock units and performance restricted stock units. Following shareholder approval of the 2016 Plan in May 2016, there were no further awards made under the 2013 Plan. Under the 2013 Plan, the maximum number of shares that may be awarded is 55,000,000 shares, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or stock appreciation right ("SAR"), by each share subject to such an award and (ii) in the case of the grant of an award payable in shares other than an option or SAR by 3.13 multiplied by each share subject to such an award. Under the 2016 Plan, the maximum number of shares that may be awarded is 48,000,000 shares, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or SAR, by each share subject to such an award and (ii) in the case of the grant of an award payable in shares other than an option or SAR by 2.4 multiplied by each share subject to such an award. Shares issued under share-based awards will be primarily funded with issuance of new shares.
The 2016 Plan was amended and restated (the “Amended and Restated 2016 Plan”) following shareholder approval in May 2019. Under the Amended and Restated 2016 Plan, the maximum number of shares was amended to 20,451,976 shares of common stock, which includes 5,000,000 additional shares and 15,451,976 unused shares under the 2016 Plan as of March 15, 2019, where the maximum number of shares are reduced as follows: (i) in the case of the grant of an award of an option or SAR, by each share subject to such an award and (ii) in the case of the grant of an award payable in shares other than an option or SAR by 1.35 multiplied by each share subject to such an award. Shares issued under share-based awards will be primarily funded with issuance of new shares.
We have issued stock options and restricted stock under the 2016 Plan (including under the Amended and Restated 2016 Plan), and restricted stock units and performance restricted stock units under the 2013 Plan and the 2016 Plan (including under the Amended and Restated 2016 Plan). We also have outstanding stock options under our prior shareholder-approved plans. Stock option awards are granted with an exercise price generally at a premium to the closing market price of our stock at the date of grant. Stock options generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock units granted to Associates generally vest and settle after three years. Restricted stock units awarded to non-management directors vest in approximately one year and settle upon a director's departure from the Board of Directors. Performance restricted stock units generally vest after three years only upon the satisfaction of certain market or performance conditions.
For the years ended December 31:

	2019	2018	2017
Compensation cost for stock options, performance restricted stock units, restricted stock units, and restricted stock	$15.6	$13.8	$24.2
Total income tax benefit recognized for share-based arrangements	1.3	2.0	1.4
All of the compensation cost for stock options, performance restricted stock units, restricted stock units and restricted, including those that will be funded with treasury shares, for 2019, 2018 and 2017 was recorded in SG&A expenses in our Consolidated Statements of Operations.
Stock Options
During 2019, 2018 and 2017, we granted premium-priced stock options, in which the exercise price was equal to a 25% premium, a 25% premium and 30% premium, respectively, from the closing market price of our stock price at the date of grant. The premium-priced stock options vest on a three-year graded vesting schedule. The fair value of each premium-priced stock option is estimated on the date of grant using a Monte-Carlo simulation. When estimating the fair value of each option, we used the following weighted-average assumptions for options granted during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Risk-free rate(1)	2.4%	2.7%	2.1%
Expected term(2)	7 years	7 years	7 years
Expected Avon volatility(3)	45%	42%	41%
Expected dividends	—%	—%	—%

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(2)The expected term of the option was based on the vesting terms of the respective option and a contractual life of 10 years.
(3)Expected Avon volatility was based on the daily historical volatility of our stock price, over a period similar to the expected life of the option.
The weighted-average grant-date fair value per share of options granted were $1.13, $1.04 and $1.54 during 2019, 2018 and 2017, respectively.
A summary of stock options as of December 31, 2019, and changes during 2019, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	18,962	$9.05
Granted	4,755	3.43
Exercised	(3,071)	5.07
Forfeited	(3,242)	5.33
Expired	(2,525)	14.84
Outstanding at December 31, 2019	14,878	$7.91	7.5	$21,766.0
Exercisable at December 31, 2018	8,832	$10.61	6.30	$4,223.0
We recognize expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates. At December 31, 2019, there was $3.5 of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.9 years.
There were no stock options exercised during 2019, 2018 or 2017.
Restricted Stock Units and Performance Restricted Stock Units
During 2019, 2018, 2017 and 2016, we granted performance restricted stock units that would vest and settle after three years based on the relative total shareholder return of our common stock against companies included in the S&P 400 index as of the date of grant over a three year performance period ("2019 PRSUs", "2018 PRSUs", "2017 PRSUs" and "2016 PRSUs", respectively). The grant date fair value per share of these awards already reflects the estimated probability of achieving the market condition, and therefore we record the expense ratably over the performance period.
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
The fair value of the PRSUs was estimated on the date of grant using a Monte-Carlo simulation that estimates the fair value based on the Company's share price activity, expected term of the award, risk-free interest rate, expected dividends and the expected volatility of the stock of the Company. When estimating the fair value of the PRSUs, we used the following weighted-average assumptions:

	2019 PRSUs	2018 PRSUs	2017 PRSUs	2016 PRSUs	2015 PRSUs
Risk-free rate(1)	2.4%	2.5%	1.6%	1.1%	1.1%
Expected Avon volatility(2)	54.8%	61.4%	61%	56%	38%
Expected average volatility(3)	29.9%	29.5%	29%	28%	N/A
Expected dividends	—%	—%	—%	—%	3%
(1)The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the three year performance period, in effect at the time of grant.
(2)Expected Avon volatility was based on the weekly historical volatility of our stock price, over a period similar to the three year performance period of the 2019 PRSUs, 2018 PRSUs, 2017 PRSUs and 2016 PRSUs and the three year service period of the 2015 PRSUs.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)Expected average volatility was based on the weekly historical volatility of the stock prices of each member of companies included in the S&P 400 index as of the date of the grant, over a period similar to the three year performance period of the 2019 PRSUs, 2018 PRSUs, 2017 PRSUs and 2016 PRSUs.
The weighted-average grant-date fair value per share of the 2019 PRSUs, 2018 PRSUs, 2017 PRSUs, 2016 PRSUs and 2015 PRSUs was $2.63, $2.63, $4.52, $4.42 and $7.49 respectively.
A summary of restricted stock units at December 31, 2019, and changes during 2019, is as follows:

	Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2019	4,998	$3.37
Granted	3,909	2.81
Vested	(2,123)	3.30
Forfeited	(902)	3.40
Modified	(1,484)	$2.75
December 31, 2019	4,398	$3.11
A summary of performance restricted stock units at December 31, 2019, and changes during 2019, is as follows:

	Performance Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2019(1)	3,177	$3.76
Granted	4,689	1.64
Vested	(413)	3.96
Forfeited	(1,794)	3.62
Modified	(2,677)	$1.83
December 31, 2019(1)	2,982	$1.98
(1) Based on initial target payout.
The total fair value of restricted stock units and performance restricted stock units that vested during 2019 was $8.4, based upon market prices on the vesting dates. At December 31, 2019, there was $13.8 of unrecognized compensation cost related to these restricted stock units and performance restricted stock units compensation arrangements outstanding. That cost is expected to be recognized over a weighted-average period of 1.98 years.
Restricted Stock
In December 2019, 2,083,872 RSUs and 3,276,774 PRSUs were exchanged for 4,808,534 Restricted Stock. The exchange was done in advance of the Transaction with Natura &Co Holdings. The Company accounted for the modification as a Type I (probable-to-probable) modification and the incremental fair value was approximately $1.5 which will be recognized over the remaining service period of the awards. The Restricted Stock would vest and settle after three years from the grant date of the original award. The Company retained and cancelled 1,400,010 Restricted Stock to satisfy withholding tax obligations of the grantees. The cancellation resulted in the acceleration and recognition of $1.7 of compensation cost which has been included as part of the $44 of Transaction related costs. At December 31, 2019 there was 3,408,524 Restricted Stock outstanding and $5.7 unrecognized compensation cost related to these awards. See Note 23, Agreement and Plan of Mergers with Natura Cosméticos S.A.
Restricted Stock Units and Performance Restricted Stock Units Funded With Treasury Shares
In March 2019 and March 2018, we granted 200,000 and 200,000 performance restricted stock units, respectively, that will be funded with treasury shares, outside of the 2016 Plan, in reliance upon the NYSE rules. These performance restricted stock units have a weighted-average grant-date fair value of $2.98 and $2.79 for the 2019 and 2018 grants respectively, and would vest and settle at the end of 2020 only upon the satisfaction of certain performance conditions over a one year performance period. During 2019 and 2018, none of these performance restricted stock units vested, and 400,000 performance restricted stock units were outstanding at December 31, 2019. During 2019 and 2018, we recognized compensation cost of $.5 and $.1, respectively, for these performance restricted stock units. At December 31, 2019, there was no unrecognized compensation cost related to these restricted stock units as the awards were exchanged for restricted stock as described above.
In February 2018 we granted 600,000 restricted stock units that will be funded from treasury shares, outside of our shareholder-approved plans, in reliance upon the NYSE rules. The restricted stock units granted in February 2018 have a weighted-average grant-date fair value of $2.25 and vest and settle in full after three years. During 2019 and 2018, none of these restricted stock

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units vested, and there were 600,000 restricted stock units outstanding at December 31, 2019. During 2019 and 2018 we recognized compensation cost of $.4 and $.4, respectively, for these restricted stock units. At December 31, 2019, there was no unrecognized compensation cost related to these restricted stock units as the awards were exchanged for restricted stock as described above.
In March 2015, we granted 121,951 performance restricted stock units that will be funded with treasury shares, outside of the 2013 Plan, in reliance upon the NYSE rules. These performance restricted stock units have a weighted-average grant-date fair value of $7.49 and the same terms exist for these awards as the 2015 PRSUs discussed above. During 2018, 121,951 of these restricted stock units vested, and no performance restricted stock units were outstanding at December 31, 2018. During 2018 and 2017, we recognized compensation cost of $.0 and $.1, respectively, for these performance restricted stock units. At December 31, 2019, there was no unrecognized compensation cost related to these performance restricted stock units as the awards had vested.
In March 2015 and April 2012, we granted 489,596 and 200,000 restricted stock units, respectively, that will be funded with treasury shares, outside of our shareholder-approved plans, in reliance upon the NYSE rules. The restricted stock units granted in March 2015 have a weighted-average grant-date fair value of $9.00 and vest and settle ratably over three years. The restricted stock units granted in April 2012 had a weighted-average grant-date fair value of $21.69 and vested and settled ratably over five years. During 2018, 163,198 of these restricted stock units vested, and there were no restricted stock units were outstanding at December 31, 2018. During 2019, 2018 and 2017, we recognized compensation cost of zero, $.1 and $.8, respectively, for these restricted stock units. At December 31, 2019, there was no unrecognized compensation cost related to these restricted stock units as the awards had vested.
NOTE 14. Employee Benefit Plans
Defined Contribution Plans
We offer a defined contribution plan for employees in the United Kingdom ("UK"), which allows eligible participants to contribute eligible compensation through payroll deductions. We double employee contributions up to the first 5% of eligible compensation and therefore the maximum level provided by Avon is 10% of eligible compensation. We made matching contributions in cash to the UK defined contribution plan of $7.5 in 2019, $5.9 in 2018 and $6.7 in 2017, which follow the same investment allocation that the participant has selected for his or her own contributions.
We also offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $1.3 in 2019, $2.2 in 2018 and $2.6 in 2017, which follow the same investment allocation that the participant has selected for his or her own contributions. Prior to the separation of the North America business, the costs associated with the contributions to the PSA were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Change in Benefit Obligation:
Beginning balance	$(74.7)	$(88.9)	$(617.0)	$(714.2)	$(26.0)	$(28.2)
Service cost	(1.7)	(2.9)	(4.0)	(4.7)	(.1)	(.1)
Interest cost	(2.3)	(2.3)	(15.3)	(15.4)	(1.2)	(1.1)
Actuarial (loss) gain	(5.8)	9.9	(71.5)	47.4	(2.5)	1.2
Benefits paid	12.8	7.8	27.4	35.5	1.4	1.4
Actual expenses and taxes	—	—	0.4	0.5	—	—
Plan amendments	—	—	—	(2.2)	1.4	—
Curtailments	—	1.7	.8	—	—	—
Settlements	—	—	6.6	2.6	—	—
Special termination benefits	—	—	—	—	—	(.1)
Foreign currency changes and other	—	—	(13.3)	33.5	.2	.9
Ending balance	$(71.7)	$(74.7)	$(685.9)	$(617.0)	$(26.8)	$(26.0)
Change in Plan Assets:
Beginning balance	$62.7	$63.1	$615.8	$705.4	$—	$—
Actual return on plan assets	12.3	(5.4)	89.0	(27.7)	—	—
Company contributions	1.1	12.8	7.3	11.6	(1.4)	1.4
Benefits paid	(12.8)	(7.8)	(27.4)	(35.5)	1.4	(1.4)
Settlements	—	—	(6.6)	(2.6)	—	—
Foreign currency changes and other	—	—	17.3	(35.4)	—	—
Ending balance	$63.3	$62.7	$695.4	$615.8	$—	$—
Funded Status:
Funded status at end of year	$(8.4)	$(12.0)	$9.5	$(1.2)	$(26.8)	$(26.0)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$100.6	$88.1	$—	$—
Accrued compensation	(1.1)	(1.0)	(1.9)	(2.8)	(4.2)	(4.5)
Employee benefit plans liability	(7.3)	(11.0)	(89.1)	(86.5)	(22.6)	(21.5)
Net amount recognized	$(8.4)	$(12.0)	$9.6	$(1.2)	$(26.8)	$(26.0)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$24.3	$33.1	$183.8	$173.6	$2.4	$—
Prior service (credit) cost	(.1)	(.1)	1.4	1.3	(1.7)	0.6
Total pretax amount recognized	$24.2	$33.0	$185.2	$174.9	$.7	$.6
Supplemental Information:
Accumulated benefit obligation	$70.4	$72.7	$181.9	$179.9	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$71.7	$74.7	$197.5	$195.3	N/A	N/A
Fair value plan assets	63.3	62.7	106.5	106.0	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$7.7	$74.7	$188.3	$185.7	N/A	N/A
Accumulated benefit obligation	7.3	72.7	176.2	174.6	N/A	N/A
Fair value plan assets	—	62.7	98.2	98.0	N/A	N/A
The U.S. pension plans include a funded qualified plan (the PRA) and unfunded non-qualified plans. At December 31, 2019, the PRA had benefit obligations of $64.1 and plan assets of $63.3. At December 31, 2018, the PRA had benefit obligations of $65.4 and plan assets of $62.7. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans. The Non-U.S. pension plans include a funded qualified pension plan in the UK. At

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019, the UK qualified pension plan had benefit obligations of $482.8 and plan assets of $582.1. At December 31, 2018, the UK qualified pension plan had benefit obligations of $416.5 and plan assets of $501.7.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net Periodic Benefit Cost:
Service cost	$1.7	$2.9	$4.3	$4.0	$4.7	$4.6	$.1	$.1	$.1
Interest cost	2.3	2.3	3.0	15.3	15.4	18.0	1.2	1.1	1.3
Expected return on plan assets	(3.4)	(3.5)	(3.2)	(31.0)	(31.9)	(28.2)	—	—	—
Amortization of prior service credit	—	—	(.1)	—	(.1)	(.1)	(.2)	(.4)	(.3)
Amortization of net actuarial losses	2.8	4.1	5.2	4.9	6.8	7.6	—	—	.1
Settlements/curtailments	3.0	1.4	—	(.6)	(.4)	3.7	—	(.3)	—
Other	—	—	—	—	—	(.7)	—	.1	1.6
Net periodic benefit cost	$6.4	$7.2	$9.2	$(7.4)	$(5.5)	$4.9	$1.1	$.7	$2.8
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Actuarial (gains) losses	$(3.0)	$(2.8)	$(2.9)	$13.1	$12.2	$(7.4)	$2.5	$(1.2)	$(.3)
Prior service cost (credit)	—	—	—	—	2.2	—	(1.3)	—
Amortization of prior service credit	—	.1	.1	—	.1	.1	.2	.6	.3
Amortization of net actuarial losses	(5.7)	(5.6)	(5.2)	(4.6)	(6.4)	(11.3)	—	—	(.1)
Foreign currency changes	—	—	—	1.7	(9.1)	18.9	—	—	—
Total recognized in other comprehensive (loss) income*	$(8.7)	$(8.3)	$(8.0)	$10.2	$(1.0)	$.3	$1.4	$(.6)	$(.1)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(2.3)	$(1.1)	$1.2	$2.8	$(6.5)	$5.2	$2.5	$.1	$2.7
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
The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost during 2020 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Net actuarial loss	$3.0	$6.3	$.1
Prior service credit	—	—	(.3)
Assumptions
Weighted-average assumptions used to determine benefit obligations recorded in our Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2019	2018	2019	2018	2019	2018
Discount rate	3.16%	4.24%	2.05%	2.91%	3.66%	5.17%
Rate of compensation increase	4.00%	4.00%	2.54%	2.69%	N/A	N/A
The discount rate used for determining the present value of future pension obligations for each individual defined benefit pension plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including the UK defined benefit pension plan and the PRA, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis has decreased to 2.15% at December 31, 2019, from 3.06% at December 31, 2018.
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
Weighted-average assumptions used to determine net benefit cost recorded in our Consolidated Statements of Operations for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.24%	3.48%	3.67%	2.92%	2.56%	2.69%	5.17%	4.75%	5.33%
Rate of compensation increase	4.00%	4.00%	4.00%	2.69%	2.71%	2.79%	N/A	N/A	N/A
Rate of return on assets	5.50%	5.50%	5.50%	5.27%	5.20%	5.09%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We generally evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2019, the assumed rate of return on assets globally was 5.29%, which represents the weighted-average rate of return on all plan assets. Amounts associated with the pension and postretirement benefit plans in Canada and the postretirement benefit plan in Puerto Rico, which are associated with discontinued operations, have been excluded from all amounts above.
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2019 net periodic benefit cost for the UK defined benefit pension plan was 5.20%. In addition, the 2019 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 80% in liability driven investments, approximately 5% in corporate and government bonds and mortgage-backed securities and approximately 15% in equity securities, emerging market debt and high yield securities. In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities) and, to a lesser extent, impact our equity exposure.
Similar assessments were performed in determining rates of return on other non-U.S. defined benefit pension plan assets, to arrive at our weighted-average assumed rate of return of 5.27% for determining 2019 net cost for all non-US defined benefit pension plan assets.
Plan Assets
Our U.S. and non-U.S. funded defined benefit pension plans target and weighted-average asset allocations at December 31, 2019 and 2018, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year-End		Target	at Year-End
Asset Category	2020	2019	2018	2020	2019	2018
Equity securities	30%	31%	30%	25%	22%	16%
Debt securities	70	69	70	75	72	79
Other	—	—	—	—	6	5
Total	100%	100%	100%	100%	100%	100%
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2019 :

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$10.1	$10.1
International equity	—	7.4	7.4
Emerging markets	—	2.0	2.0
	—	19.5	19.5
Fixed Income Securities:
Corporate bonds	—	23.7	23.7
Government securities	—	11.9	11.9
Other	—	8.2	8.2
	—	43.8	43.8
Total	$—	$63.3	$63.3

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$25.4	$—	$25.4
International equity	—	128.9	—	128.9
	—	154.3	—	154.3
Fixed Income Securities:
Corporate bonds	—	249.7	—	249.7
Government securities	—	213.8	—	213.8
Other	—	36.7	—	36.7
	—	500.2	—	500.2
Other
Cash	27.9	—	—	27.9
Derivatives	—	11.4	—	11.4
Real estate	—	—	1.6	1.6
	27.9	11.4	1.6	40.9
Total	$27.9	$665.9	$1.6	$695.4

The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2018:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$8.4	$8.4
International equity	—	6.3	6.3
Emerging markets	—	1.8	1.8
	—	16.5	16.5
Fixed Income Securities:
Corporate bonds	—	32.2	32.2
Government securities	—	13.3	13.3
	—	45.5	45.5
Cash	.7	—	.7
Total(3)	$.7	$62.0	$62.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$25.8	$—	$25.8
International equity	—	72.5	—	72.5
	—	98.3	—	98.3
Fixed Income Securities:
Corporate bonds	—	212.7	—	212.7
Government securities	—	201.7	—	201.7
Other	—	70.1	—	70.1
	—	484.5	—	484.5
Other:
Cash	35.1	—	—	35.1
Derivatives	—	(4.1)	—	(4.1)
Real estate	—	—	2.0	2.0
	35.1	(4.1)	2.0	33.0
Total	$35.1	$578.7	$2.0	$615.8

A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance at January 1, 2018	$1.5
Purchases and sales net	(.7)
Actual return on plan assets held	1.4
Foreign currency changes	(.2)

Balance at December 31, 2018	2.0
Actual return on plan assets held	(.5)
Foreign currency changes	.1

Balance at December 31, 2019	1.6
Investments in equity securities classified as Level 1 in the fair value hierarchy are valued at quoted market prices. Investments in equity securities classified as Level 2 in the fair value hierarchy include collective funds that are valued at quoted market prices for non-active securities. Fixed income securities are based on broker quotes for non-active securities. Mutual funds are valued at quoted market prices. Real estate is valued by reference to investment and leasing transactions at similar types of property, supplemented by third party appraisals. Derivative instruments are not publicly traded, and each derivative contract is specifically negotiated with a unique financial counterparty. The derivative instruments are valued based upon valuation statements received from the financial counterparties, which use underlying yield curves or market indices.
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
In some of our defined benefit pension plans, we have adopted investment strategies which are designed to match the movements in the pension liability through an increased allocation towards debt securities. In addition, we also utilize derivative instruments in our UK defined benefit pension plans to hedge certain risks. Derivative instruments may include, but are not limited to, futures, options, swaps or swaptions. Investment types, including the use of derivatives are based on written guidelines established for each investment manager and monitored by the plan's investment committee.
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
Cash flows
We expect to make contributions related to continuing operations in the range of $5 to $10 to our U.S. defined benefit pension and postretirement plans and in the range of $0 to $5 to our non-U.S. defined benefit pension and postretirement plans during 2020.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2020	$12.2	$40.3	$52.5	$4.5
2021	6.4	41.1	47.5	2.4
2022	5.7	41.7	47.4	2.2
2023	5.0	43.5	48.5	2.1
2024	5.2	45.5	50.7	2.0
2025-2029	18.3	230.1	248.4	8.5
Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits and continuation of health care benefits to eligible former employees. The accrued cost for such postemployment benefits was $9.2 at December 31, 2019 and 2018, and was included in employee benefit plans in our Consolidated Balance Sheets.
Supplemental Retirement Programs
In the U.S., in addition to qualified retirement plans (i.e., the PSA and the PRA), we also maintain unfunded non-qualified plans. We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three permitted investment alternatives. Expense associated with the DCP was $.8 in 2019, $.1 in 2018 and $1.4 in 2017. The benefit obligation under the DCP was $13.1 at December 31, 2019 and $16.4 at December 31, 2018 and was included in other liabilities and accrued compensation in our Consolidated Balance Sheets.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. ("BRP") under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified defined benefit retirement plan, which is subject to IRS limitations on covered compensation. The SERP has not been offered to new employees in the last nine years, and the BRP is closed to employees hired on or after January 1, 2015 in conjunction with the closure of the PRA. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $1.3 in 2019, $2.1 in 2018 and $3.0 in 2017. The benefit obligation under these programs was $7.3 at December 31, 2019 and $9.3 at December 31, 2018 and was included in employee benefit plans and accrued compensation in our Consolidated Balance Sheets.
We also maintain a Supplemental Life Plan ("SLIP") under which additional death benefits ranging from $.4 to $2.0 are provided to certain active and retired officers. The SLIP has not been offered to new officers in over nine years.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2019	2018
Corporate-owned life insurance policies	$36.0	$35.8
Cash and cash equivalents	1.3	1.2
Total	$37.3	$37.0
The assets are recorded at fair market value, except for investments in corporate-owned life insurance policies which are recorded at their cash surrender values as of each balance sheet date, which is a proxy of fair value. Changes in the cash surrender value during the period are recorded as a gain or loss within SG&A expenses in our Consolidated Statements of Operations.
NOTE 15. Segment Information
Our reportable segments are based on geographic operations in four regions: Europe, Middle East & Africa; South Latin America; North Latin America; and Asia Pacific. The segments have similar business characteristics, and each offers similar products through similar customer access methods.
The accounting policies of the segments are the same as those described in Note 1, Description of the Business and Summary of Significant Accounting Policies. We evaluate the performance of our segments based on revenues and segment profits or losses. Segment revenues primarily reflect direct sales of products to Representatives based on the Representative’s geographic location.
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit excludes certain unallocated global expenses, costs to implement ("CTI") restructuring initiatives (see Note 17, Restructuring Initiatives), a loss contingency related to a non-U.S. pension plan (see Note 14, Employee Benefit Plans), certain significant asset impairment charges (see Note 20, Goodwill), and other items, which are not allocated to a particular segment. This is consistent with the manner in which we assess our performance and allocate resources.
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
Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue	2019	2018	2017
Europe, Middle East & Africa	$1,794.1	$2,093.8	$2,126.5
South Latin America (1)	1,762.7	2,146.9	2,222.4
North Latin America	751.3	809.3	811.8
Asia Pacific	436.9	470.8	471.9
Total segment revenue	4,745.0	5,520.8	5,632.6
Other operating segments and business activities(3)	18.2	50.5	83.0
Total revenue	$4,763.2	$5,571.3	$5,715.6

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Profit	2019	2018	2017
Segment Profit
Europe, Middle East & Africa	$225.6	$267.5	$329.6
South Latin America (1)	240.6	314.6	195.7
North Latin America	65.8	70.4	83.4
Asia Pacific	45.4	42.0	50.8
Total segment profit (1)	577.4	694.5	659.5
Other operating segments and business activities(3)	2.4	3.6	2.5
Unallocated global expenses	(250.6)	(282.4)	(302.3)
CTI restructuring initiatives	(139.3)	(180.5)	(60.2)
Loss contingency	—	—	(18.2)
Other expenses(2)	(64.3)	—	—
Operating profit (1)	125.6	235.2	281.3
(1)2019 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $68, in our Consolidated Income Statements. See Note 21 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information. 2018 includes the impact of the Brazil IPI, which was recorded in product sales, of approximately $168, in our Consolidated Income Statements. See Note 19, Contingencies, to the Consolidated Financial Statements contained herein for further information.
(2)Other expenses were incurred in relation to the Transaction, primarily professional fees, and impairment losses on assets. See Note 23, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements contained herein and "Agreement and Plan of Mergers with Natura Cosméticos S.A.," in the MD&A in this 2019 Annual Report for further information.
(3)Other operating segments and business activities include markets that have been exited. Effective in the first quarter of 2018, given that we exited Australia and New Zealand during 2018, the results of Australia and New Zealand are now reported in Other operating segments and business activities for all periods presented, while previously the results had been reported in the Asia Pacific segment. Other operating segments and business activities also include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.

Total Assets	2019	2018	2017
Europe, Middle East & Africa	$1,079.5	$1,048.8	$1,190.5
South Latin America	1,057.8	1,001.0	1,273.6
North Latin America	316.1	329.7	335.8
Asia Pacific	212.2	272.0	278.2
Total from reportable segments	2,665.6	2,651.5	3,078.1
Other operating segments	1.8	5.4	18.9
Global	418.9	353.1	600.9
Total assets	$3,086.3	$3,010.0	$3,697.9

Capital Expenditures	2019	2018	2017
Europe, Middle East & Africa	$23.8	$37.0	$29.4
South Latin America	16.5	27.5	35.4
North Latin America	2.4	9.1	12.9
Asia Pacific	2.0	2.9	2.3
Total from reportable segments	44.7	76.5	80.0
Global	13.8	18.4	17.3
Total capital expenditures	$58.5	$94.9	$97.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and Amortization	2019	2018	2017
Europe, Middle East & Africa	$27.4	$27.3	$29.9
South Latin America	27.3	30.1	34.3
North Latin America	14.0	14.2	13.6
Asia Pacific	4.3	8.3	8.9
Total from reportable segments	73.0	79.9	86.7
Other operating segments	—	.3	.4
Global	19.9	27.5	26.9
Total depreciation and amortization	$92.9	$107.7	$114.0
Total Revenue by Major Country
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

	2019	2018	2017
Brazil	$1,034.4	$1,262.8	$1,263.8
Mexico(1)	509.4	533.1	520.3
All other	3,219.4	3,775.4	3,931.5
Total	$4,763.2	$5,571.3	$5,715.6
(1) Mexico's revenue is greater than 10% of consolidated revenues in 2019 only
Long-Lived Assets by Major Country
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

	2019	2018	2017
Brazil	$203.3	$283.2	$396.9
U.S.	120.8	152.6	174.4
Poland(1)	86.3	93.7	107.8
All other	335.6	364.3	446.5
Total	746.0	893.8	1125.6
(1) Poland's Long-Lived asset population is greater than 10% of consolidated Long-Lived assets in 2019 only
NOTE 16. Leases and Commitments
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Classification	December 31, 2019	January 1, 2019
Assets
Operating right-of-use assets	Right-of-use asset	$175.4	$187.5
Finance right-of-use assets	Property, Plant and Equipment	2.4	3.2
Total right-of-use assets		177.8	190.7

Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$45.7	$45.4
Finance lease liabilities	Other accrued liabilities	1.0	1.1
Total current lease liabilities		46.7	46.5

Noncurrent
Operating lease liabilities	Long-term operating lease liability	$143.3	$155.9
Finance lease liabilities	Long-term debt	1.4	1.9
Total noncurrent lease liabilities		$144.7	$157.8

Total lease liability		$191.4	$204.3

The table below shows the lease income and expenses recorded in the Consolidated Statement of Operations incurred during the year ended December 31, 2019.

		December 31,
Lease Costs	Classification	2019
Operating lease cost (1)	Selling, general and administrative expenses	$66.7
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	1.6
Interest on lease liabilities	Interest Expense	.3
Short-term leases costs	Selling, general and administrative expenses	3.5
Sublease income (2)	Selling, general and administrative expenses	(12.4)
Net lease cost		$59.7
(1) Includes variable lease costs which are immaterial. These are presented in selling, general and administrative expenses in our Consolidated Statements of Operations.
(2) Sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The maturity analysis of the finance and operating lease liabilities is reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted finance and operating lease liabilities as recognized in the December 31, 2019 Consolidated Balance Sheet:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	59.7	1.2	60.9
2021	50.5	.9	51.4
2022	42.4	.6	43.0
2023	28.3	.1	28.4
2024	20.2	—	20.2
Thereafter	30.1	—	30.1
Total lease payments	$231.2	$2.8	$234.0
Less: Interest	42.2	.4	42.6
Present value of lease liabilities	$189.0	$2.4	$191.4

At December 31, 2018 our operating and finance lease obligations by due dates were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$56.4	$1.1	$57.5
2020	42.0	.6	42.6
2021	35.3	.4	35.7
2022	31.1	.2	31.3
2023	22.4	.1	22.5
Thereafter	46.9	.1	47.0
Total lease payments(1)	$234.1	$2.5	$236.6
(1) Total lease payments of $236.6 represent undiscounted cash flows and therefore do not reconcile to the total discounted lease liability of $204.3 at January 1, 2019 shown above.
The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating and finance lease population. As noted in our lease accounting policy (See Note 1, Description of the Business and Summary of Significant Accounting Policies to the Consolidated Financial Statements contained herein), the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.8
Finance leases	2.6
Weighted-average discount rate
Operating leases	8.5%
Finance leases	11.2%
The table below sets out the classification of lease payments in the Consolidated Statement of Cash Flows. The ROU assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the year ended December 31, 2019.

Other Information	December 31, 2019
Operating Cash Flows From Operating Leases	$64.2
Operating Cash Flows From Finance Leases	.3
Financing Cash Flows From Finance Leases	1.2
Cash Paid For Amounts Included In Measurement of Liabilities	$65.7

Right-of-use Assets Obtained In Exchange For New Finance Liabilities	$1.0
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	$45.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Restructuring Initiatives
Transformation Plan and Open Up Avon
Open Up Avon
In September 2018, we initiated Open Up Avon. The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. The commercial elements of the strategy were developed to help increase Representative earnings and thereby retention. Elements of the Representative strategy include improvements in service functions, increased training on utilization of digital tools to expand her consumer reach, product bundling and regimens designed to help improve her earnings opportunity and sharper more targeted product innovation to drive brand relevancy. Cost savings under this plan are expected to be generated from efficiencies in manufacturing and sourcing, distribution, general and administrative activities, and back office functions, as well as through revenue management, interest and tax. These savings are expected to be achieved through restructuring actions (that may result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes resulting in an incremental one-off inventory obsolescence expense of $88 recognized at December 31, 2018. As a result of Open Up Avon restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $249.8 before taxes, of which $106.6 and $143.2 was recorded during the twelve months ended December 31, 2019 and 2018, respectively, in our Consolidated Statements of Operations.
Transformation Plan
In January 2016, we initiated the Transformation Plan, in order to enable us to achieve our long-term goals of mid-single-digit constant-dollar ("Constant $") revenue growth and low double-digit operating margin.
As a result of these restructuring actions approved to-date, we have recorded total costs to implement these restructuring initiatives of $214.7 before taxes, of which $9.3 and $38.0 was recorded during the twelve months ended December 31, 2019 and 2018, respectively, in our Consolidated Statements of Operations. There are no further restructuring actions to be taken associated with our Transformation Plan, as beginning in the third quarter of 2018, all new restructuring actions approved operate under our new Open Up Avon plan described above.
Costs to Implement Restructuring Initiatives - Twelve Months Ended December 31, 2019 and 2018
During the twelve months ended December 31, 2019, we recorded net costs to implement of $116.0, of which $106.6 related to Open Up Avon, $9.3 related to the Transformation Plan, and $.1 related to other restructuring initiatives, in our Consolidated Statements of Operations. During the twelve months ended December 31, 2018, we recorded costs to implement of $180.5 of which $143.2 related to Open Up Avon, $38.0 related to the Transformation Plan, and a benefit of $.7 related to other restructuring initiatives, in our Consolidated Statements of Operations.
The costs during the twelve months ended December 31, 2019 and 2018 consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
	2019	2018
CTI recorded in operating profit - COGS
Manufacturing asset write-offs	$11.1	$—
Inventory write-off	1.4	89.8
Accelerated depreciation	—	1.7
	12.5	91.5

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	56.4	42.6
Implementation costs, primarily related to professional service fees	44.9	30.9
Dual running costs	9.1	4.1
Contract termination and other net costs	7.9	3.2
Impairment of other assets	5.3	4.0
Accelerated depreciation	1.3	3.5
Variable lease charges	1.9	—
Foreign Currency Translation Adjustment Write-offs	—	0.7
	126.8	89.0

CTI recorded in operating profit	139.3	180.5

CTI recorded in other (income) expense
Gain on sale of business / assets	(23.3)	—
Total CTI	$116.0	$180.5

Open Up Avon	$106.6	$143.2
Transformation Plan	$9.3	$38.0
Other	$0.1	$(0.7)
The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up Avon at December 31, 2019 is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee-Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2017	$—	$—	$—	$—	$—
2018 charges	$26.4	$88.5	$—	$0.8	$115.7
Adjustments	—	—	—	—	—
Cash payments	(6.8)	—	—	.3	(6.5)
Non-cash write-offs	—	(88.5)	—	—	(88.5)
Foreign exchange	—	—	—	—	—
Balance at December 31, 2018	$19.6	$—	$—	$1.1	$20.7
2019 charges	$61.8	$17.5	$(10.9)	$8.2	$76.6
Adjustments	(4.5)	—	—	(.5)	$(5.0)
Cash payments	(56.3)	—	—	(2.4)	$(58.7)
Non-cash write-offs	—	(17.5)	10.9	—	$(6.6)
Foreign exchange	(2.8)	—	—	—	$(2.8)
Balance at December 31, 2019	$17.8	$—	$—	$6.4	$24.2
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan as of December 31, 2019 is as follows:

	Employee-Related Costs	Inventory Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2017	$41.2	$—	$—	$8.0	$49.2
2018 charges	$29.5	$1.4	$.7	$5.5	$37.1
Adjustments	(12.6)	—	—	(3.4)	(16.0)
Cash payments	(21.3)	—	—	(6.3)	(27.6)
Non-cash write-offs	—	(1.4)	(.7)	—	(2.1)
Foreign exchange	(2.4)	—	—	(.2)	(2.6)
Balance at December 31, 2018	$34.4	$—	$—	$3.6	$38.0
2019 charges	$(.7)	$.3	$—	$.2	$(.2)
Adjustments	(.2)	—	—	—	(.2)
Cash payments	(25.0)	—	—	(2.4)	(27.4)
Non-cash write-offs	—	(.3)	—	—	(.3)
Foreign exchange	(.1)	—	—	.1	—
Balance at December 31, 2019	8.4	$—	$—	1.5	9.9
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2020.
The following table presents the restructuring charges incurred to date, under the Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Open Up Avon
Charges incurred to-date	$83.6	$107.5	$8.5	$(10.9)	$188.7
Estimated charges to be incurred on approved initiatives	—	—	6.1	—	6.1
Total expected charges on approved initiatives	$83.6	$107.5	$14.6	$(10.9)	$194.8

Transformation Plan
Charges incurred to-date	$127.1	$2.5	$40.9	$3.4	$173.9
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$127.1	$2.5	$40.9	$3.4	$173.9
The charges, net of adjustments, of initiatives under the Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Europe, Middle East & Africa	South Latin America	North Latin America	Asia Pacific	Global & Other Operating Segments	Total
Open Up Avon
2018	$32.2	$36.4	$27.9	$14.4	$6.2	$117.1
2019	24.3	26.6	10.3	(4.9)	15.3	71.6
Charges incurred to-date	56.5	63.0	38.2	9.5	21.5	188.7
Estimated charges to be incurred on approved initiatives	5.8	—	—	.3	—	6.1
Total expected charges on approved initiatives	$62.3	$63.0	$38.2	$9.8	$21.5	$194.8

Transformation Plan
2015	$—	$—	$—	$—	$21.4	$21.4
2016	30.9	13.2	4.4	9.1	16.8	74.4
2017	.9	5.6	(.6)	(.5)	49.4	54.8
2018	5.0	4.1	.6	.6	13.4	23.7
2019	(1.3)	.6	—	—	.3	(.4)
Charges incurred to-date	35.5	23.5	4.4	9.2	101.3	173.9
Estimated charges to be incurred on approved initiatives	—	—	—	—	—	—
Total expected charges on approved initiatives	$35.5	$23.5	$4.4	$9.2	$101.3	$173.9
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
NOTE 18. Series C Convertible Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435 pursuant to an Investment Agreement, dated as of December 17, 2015, between the Company and Cerberus Investor. In connection with the issuance of the series C preferred stock, the Company incurred direct and incremental expenses of $8.7, comprised of financial advisory fees and legal expenses, which reduced the carrying value of the series C preferred stock. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $91.3 as of December 31, 2019. There were no dividends paid in relation to the series C preferred stock in the years ended December 31, 2019 and 2018.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 19, 2019, the Company and Natura &Co Holding announced that as of such date, all regulatory approvals required by the Merger Agreement to complete the Transactions have been obtained. As a result, the series C preferred stock were probable of becoming redeemable and the redemption value was adjusted. Subsequently, on December 30, 2019, Cerberus elected to convert the series C preferred stock, as described below, and the series C preferred stock was no longer probable of becoming redeemable. We recognize changes in redemption value immediately as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting date based on the conditions that exist as of that date. As a result, we recognized an increase of $60.9 in the carrying value of the series C preferred stock for the year ended December 31, 2019.
On December 30, 2019, Cerberus elected to convert 435,000 shares of series C preferred stock, representing all shares of series C preferred stock outstanding, into shares of the Company’s common stock, par value U.S.$0.25 per share, pursuant to the holder of the Company’s Series C Preferred Stock’s rights under the Company’s certificate of incorporation. The foregoing election is conditioned upon the filing of the certificates of merger with respect to the First Merger (the "Conversion Condition").
On January 3, 2020, the Company consummated a transaction to become a wholly owned subsidiary of Natura &Co Holding. Upon consummation of the transaction, the Company's common stock was converted to Natura &Co Holding common stock. Natura &Co Holding subsequently paid the accrued dividend of $91.5 to Cerberus in January 2020. See Note 23, Agreement and Plan of Mergers with Natura Cosméticos S.A., and Note 24, Subsequent Events.
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
Conversion Features. series C preferred stock is convertible at the option of the holders at any time into shares of the Company’s common stock at an initial conversion price of $5.00 per share, subject to certain anti-dilution adjustments. Prior to receipt of applicable shareholder approval, shares of series C preferred stock are not convertible into more than 19.99% of the number of shares of common stock outstanding immediately prior to the issuance of the series C preferred stock, subject to certain anti-dilution adjustments. As of December 31, 2019, series C preferred stock was convertible into 87,051,524 shares of common stock. If at any time the volume weighted average price of the common stock exceeds $10.00 per share (subject to certain anti-dilution adjustments) for a period of 30 consecutive trading days, the Company may cause all of the series C preferred stock to be converted into shares of common stock based on the then applicable conversion price.
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
Change of Control Put. Upon certain change of control events involving the Company, holders of series C preferred stock can require the Company to repurchase the series C preferred stock for an amount equal to the greater of (i) an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends or (ii) the consideration the holders would have received if they had converted their shares of series C preferred stock into common stock immediately prior to the change of control event. See Note 23, Agreement and Plan of Mergers with Natura Cosméticos S.A., and Note 24, Subsequent Events, to the Consolidated Financial Statements included herein.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Contingencies
Brazilian Tax Assessments
In December 2012, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received an excise tax ("IPI") assessment for the year 2008. The assessment totals approximately $305, including penalties and accrued interest. As in prior IPI cases that have been resolved in Avon’s favor, this assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil Manufacturing did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. On April 18, 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $64 (including associated penalty and interest), subject to Federal Revenue appeal. The remaining $241 of the assessment was upheld at the second administrative level. In April 2018, we appealed this decision in the third administrative level and in December 2019, we received an unfavorable decision in the third administrative level. We are waiting for the formal notification to present a motion for clarification. After this motion is presented, the case will continue in the judicial level.
On October 3, 2017, Avon Brazil Manufacturing received a new tax assessment notice regarding IPI for 2014 on grounds similar to the 2012 assessment. The 2017 IPI assessment totals approximately $238, including penalties and accrued interest. On April 2, 2018, Avon was notified of an unfavorable decision at the first administrative level. On February 25, 2019, this IPI assessment was upheld at the second administrative level and on April 11, 2019 we appealed this decision to the third administrative level and in December, 2019, we received an unfavorable decision in the third administrative level. An appeal was presented, pending resolution. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2017 IPI assessment is unfounded.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary for us to provide monetary security in the full amount of the debt to pursue further appeals in the judicial levels, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years up through 2014 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded, however, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. At December 30, 2019, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company's Consolidated Income Statements and Consolidated Statements of Cash Flows as Avon Brazil would have to remit the reasonably possible amount of $267 to the taxing authorities (including the judicial deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
A favorable judicial ruling to our objection of this IPI tax would also have an adverse effect on the Company's Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounts to approximately $83 at December 31, 2019. This reserve would be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2019, there were 124 individual cases pending against the Company. During the three months ended December 31, 2019, 21 new cases were filed and three cases were dismissed, settled, or otherwise resolved. The value of our settlements in this area thus far has not been material, either individually or in the aggregate. Additional similar cases arising out of the use of the Company's talc products are reasonably anticipated.
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
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at December 31, 2019 is approximately $10 and, accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the USDC for the Southern District of New York against the Company and certain former officers of the Company. On June 3, 2019, the court appointed a lead plaintiff and class counsel. The complaint was subsequently amended on June 28, 2019 and recaptioned "In re Avon Products, Inc. Securities Litigation" on July 8, 2019. On July 24, 2019, the plaintiffs filed a further amended complaint. The amended complaint is brought on behalf of a purported class consisting of all purchasers or acquirers of Avon common stock between January 21, 2016 and November 1, 2017, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for Representatives in Brazil. On July 26, 2019, Avon and the individual defendants filed a motion to dismiss. On November 18, 2019, the court denied that motion. Accordingly, on December 16, 2019, Avon and the individual defendants filed an answer to the amended complaint. On February 14, 2020, plaintiffs filed a motion for class certification. The parties are currently engaged in discovery. Avon has provided notice of this matter to the Company’s insurers. In light of the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to assess the likelihood of loss or to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total cost of resolving such other contingencies at December 31, 2019, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 20. Goodwill
Goodwill

	Europe, Middle East & Africa	South Latin America	Asia Pacific	Total
Gross balance at December 31, 2018	$24.9	$66.8	$85.0	$176.7
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2018	$18.0	$66.8	$2.6	$87.4

Changes during the period ended December 31, 2019:
Foreign exchange	(.6)	(.6)	—	(1.2)

Gross balance at December 31, 2019	$24.3	$66.2	$85.0	$175.5
Accumulated impairments	(6.9)	—	(82.4)	(89.3)
Net balance at December 31, 2019	$17.4	$66.2	$2.6	$86.2

NOTE 21. Supplemental Balance Sheet Information
At December 31, 2019 and 2018, prepaid expenses and other included the following:

Components of Prepaid expenses and other	2019	2018
Prepaid taxes and tax refunds receivable	$141.1	$145.0
Receivables other than trade	51.4	69.2
Prepaid brochure costs, paper and other literature	13.1	14.9
Other	46.5	42.9
Prepaid expenses and other	$252.1	$272.0
At December 31, 2019 and 2018, other assets included the following:

Components of Other assets (1)	2019	2018
Capitalized software (Note 1)	83.1	89.3
Judicial deposits	70.1	82.2
Net overfunded pension plans (Note 14)	100.6	88.1
Long-term receivables	196.1	65.1
Trust assets associated with supplemental benefit plans (Note 14)	37.3	37.0
Tooling (plates and molds associated with our beauty products)	12.9	12.6
Other	27.6	16.1
Other assets	$527.7	$390.4
(1) Deferred tax asset balance as of December 31, 2018 is presented separately in the Consolidated Balance Sheet
Long-term receivables includes approximately $118 of certain Brazil indirect taxes (COFINS), recognized in the year ended December 31, 2019. Approximately $68 and $50 was recorded in product sales and other income (expense), net, respectively, in our Consolidated Income Statements following favorable judicial decisions in 2019. The corresponding tax charge on this transaction is approximately $23 and is included in the deferred tax asset balance as of December 31, 2019 which is presented separately in the Consolidated Balance Sheet.
During the third quarter of 2019, we entered into an arrangement to sell the rights to a portion of these credits, in the amount of approximately $80. The Company has the option to repurchase these credits for a period of three years. This transaction resulted in a cash inflow of approximately $19, which is presented as a financing activity in the Consolidated Statements of Cash Flows. The sale of credits is accounted for as a financing arrangement, therefore the receivables have not been derecognized and a financing liability of approximately $19 has been recognized.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. Results of Operations by Quarter (Unaudited)

2019	First	Second	Third	Fourth	Year
Total revenue	$1,186.9	$1,174.8	$1,188.0	$1,213.5	$4,763.2
Gross profit	669.9	677.3	719.8	686.1	2,753.1
Operating (loss) profit(1)	(3.9)	30.5	97.7	1.3	125.6
(Loss) income from continuing operations, before taxes	(4.5)	21.3	144.4	(22.8)	138.4
(Loss) income from continuing operations, net of tax(2)	(24.0)	(5.9)	112.9	(47.7)	35.3
Loss from discontinued operations, net of tax	(9.5)	(13.2)	(6.3)	(7.6)	(36.6)
Net loss (income) attributable to noncontrolling interests	.8	(.4)	.3	.3	1.0
Net (loss) income attributable to Avon	$(32.7)	$(19.5)	$106.9	$(55.0)	$(0.3)

2018	First	Second	Third	Fourth	Year
Total revenue	$1,393.5	$1,351.9	$1,424.2	$1,401.7	$5,571.3
Gross profit	813.8	812.2	885.8	695.5	3,207.3
Operating profit(1)	44.9	53.0	186.9	(49.6)	235.2
(Loss) income from continuing operations, before taxes	10.4	(0.3)	182.1	(84.1)	108.1
(Loss) income from continuing operations, net of tax(3)	(21.1)	(37.0)	113.8	(77.5)	(21.8)
Net (income) loss attributable to noncontrolling interests	.8	.9	.7	(.1)	2.3
Net (loss) income attributable to Avon	$(20.3)	$(36.1)	$114.5	$(77.6)	$(19.5)
(1)Operating profit (loss) was impacted by the following:

2019	First	Second	Third	Fourth	Year
Certain Brazil indirect taxes	$—	$—	$(67.7)	$—	$(67.7)
Costs to implement restructuring initiatives:
Cost of sales	$4.3	$8.6	$(1.0)	$.6	$12.5
SG&A expenses	49.2	37.1	18.5	22.0	126.8
Total costs to implement restructuring initiatives	$53.5	$45.7	$17.5	$22.6	$139.3

2018	First	Second	Third	Fourth	Year
Brazil IPI tax release	$—	$—	$(168.4)	$—	$(168.4)
Costs to implement restructuring initiatives:
Cost of sales	$.6	$.5	$(.1)	$90.5	$91.5
SG&A expenses	10.3	23.2	19.9	35.6	89.0
Total costs to implement restructuring initiatives	$10.9	$23.7	$19.8	$126.1	$180.5

In addition to the items impacting operating profit (loss) above:
(2)(Loss) income from continuing operations, net of tax during 2019 was impacted by certain indirect tax items in Brazil of approximately $68.
(3)(Loss) income from continuing operations, net of tax during 2018 was impacted by one-time tax reserves of approximately $18 associated with our uncertain tax positions, and an expense of approximately $3 associated with the ownership transfer of certain operational assets within the consolidated group.
See Note 17, Restructuring Initiatives, "Results Of Operations - Consolidated" within MD&A, Note 15, Segment Information, Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 14, Employee Benefit Plans, Note 19, Contingencies, Note 8, Debt and Other Financing and Note 10, Income Taxes, in our 2019 Annual report, for more information on these items.
NOTE 23. Agreement and Plan of Merger with Natura Cosmeticos S.A.
On May 22, 2019, the Company entered into the Merger Agreement with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), Nectarine Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Natura &Co Holding ("Merger Sub I"), and Nectarine Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Merger Sub I ("Merger Sub II"), pursuant to which (i) Natura &Co Holding will, after the completion of certain restructuring steps, hold all issued and outstanding shares of Natura Cosméticos, (ii) Merger Sub II will merge with and into Avon, with Avon surviving the merger and (iii) Merger Sub I will merge with and into Natura &Co Holding, with Natura &Co Holding surviving the merger and as a result of which Avon will become a wholly owned direct subsidiary of Natura &Co Holding (collectively, the "Transaction").

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Transaction was consummated on January 3, 2020, and at this time, the Company became a wholly owned subsidiary of Natura &Co Holding.
On completion of the Transaction, each share of Avon common stock issued and outstanding immediately prior to the consummation of the Transaction was converted into the right to receive, at the election of the holder thereof, (i) 0.300 validly issued and allotted, fully paid-up American Depositary Shares of Natura &Co Holding, each representing one Natura &Co Holding Share ("Natura &Co Holding ADSs") against the deposit of two shares of common stock of Natura &Co Holding ("Natura &Co Holding Shares"), subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding ADSs or (ii) 0.600 validly issued and allotted, fully paid-up Natura &Co Holding Shares, subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding Shares. Avon's series C preferred stock held by Cerberus Investor were converted to common stock prior to consummation of the Transaction and were therefore automatically converted into common stock of Natura &Co.
Natura &Co Holding Shares are listed on the B3 S.A. - Brasil, Bolsa, Balcão stock exchange, and Natura &Co Holding ADSs are listed on the NYSE. Additionally, upon the consummation of the Transaction, Avon common stock ceased to be traded on the NYSE.
The Company has incurred costs of $44 in relation to the Transaction, primarily professional fees up to 31 December, 2019.
NOTE 24. Subsequent Events
On May 22, 2019, we entered into the Merger Agreement with Natura Cosméticos, Natura &Co, and two subsidiaries of Natura &Co. On January 3, 2020, the Company consummated the Transaction and became a fully owned subsidiary of Natura &Co. In connection with the consummation of the Transaction, the Company notified the NYSE that trading of their stock should be suspended, the Company's common stock was subsequently delisted and deregistered.
On consummation of the Transaction, all common stock of the Company was converted to common stock of Natura &Co.
Prior to consummation of the Transaction, Cerberus elected to convert the series C preferred stock into common stock of the Company; this was subsequently converted into Natura &Co Holding stock as of January 3, 2020. Natura &Co Holding paid $91.5 of accrued dividends to Cerberus in January 2020.
In connection with the Transaction, the Company incurred professional fees of $43 contingent on the successful completion of the Transaction. These professional fees were paid in January 2020.
During January 2020, it was announced that the employment of certain senior officers of the Company would be terminated, in connection with the Transaction. The Company incurred approximately $21 relating to these terminations triggered by change in control provisions. In addition, the Company made payments of approximately $25 related to options and restricted stock units held by certain employees and directors of the Company.
On consummation of the Transaction, a deferred compensation scheme relating to former employees of the Company became payable which resulted in a cash outflow of approximately $13m.
In January 2020, upon completion of the Transaction, the Company's revolving credit facility was cancelled, triggered by change in control provisions.
As a result of the Transaction, the Company will no longer have access to certain tax attributes of approximately $480 to approximately $550 million in certain taxing jurisdictions.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2019, 2018 and 2017

			Additions
(In millions) Description	Balance at Beginning of Period		Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2019
Allowance for doubtful accounts receivable	$93.0		$115.4		$—	$(141.8)	(1)	$66.6
Refund liability	12.3		—		132.6	(134.2)	(2)	10.7
Allowance for inventory obsolescence	146.1		37.1		—	(101.2)	(5)	82.0
Deferred tax asset valuation allowance	3,257.5		(297.5)		—	—		2,960.0
2018
Allowance for doubtful accounts receivable	$129.3		$162.4		$—	$(198.7)	(1)	$93.0
Refund liability	9.3	(3)	—		172.3	(169.3)	(2)	12.3
Allowance for inventory obsolescence	61.3		113.5	(4)	—	(28.7)	(5)	146.1
Deferred tax asset valuation allowance	3,217.6		39.9		—	—		3,257.5
2017
Allowance for doubtful accounts receivable	$122.9		$221.9		$—	$(215.5)	(1)	$129.3
Refund liability	8.2		—		197.9	(196.8)	(2)	9.3	(3)
Allowance for inventory obsolescence	58.4		36.7		—	(33.8)	(5)	61.3
Deferred tax asset valuation allowance	3,296.0		(78.4)	(6)	—	—		3,217.6

(1)Accounts written off, net of recoveries and foreign currency translation adjustment.
(2)Returned product reused or destroyed and foreign currency translation adjustment.
(3)Due to the adoption of ASC 606, Revenue from Contracts with Customers, as of January 1, 2018, the allowance for sales returns was reclassified from a reduction of accounts receivable to a refund liability (within other accrued liabilities).
(4)Includes a one-off inventory obsolescence expense of $88 recognized at December 31, 2018 relating to the structural reset of inventory (refer to Note 17, Restructuring Initiatives, for additional information regarding the structural reset of inventory).
(5)Obsolete inventory destroyed and foreign currency translation adjustment. Deductions in 2018 were corrected in 2019 to recast the financial statements in the schedule above. There is no impact to the financial statements and the net inventory number was correctly presented. Given that the primary statements are not impacted, we have concluded this correction is not quantitatively or qualitatively material.
(6)Decrease in valuation allowance primarily related to a partial release of the U.S. valuation allowance as a result of the enactment of the Tax Cuts and Jobs Act in the U.S. and the impact of a business model change related to the move of the Company's headquarters from the U.S. to the UK.