Form 10-Q
period 2020-03-31
AVON PRODUCTS INC
filed 2020-05-14
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
+44-1904-232425
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The number of shares of Common Stock (par value $0.01) outstanding at March 31, 2020 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 31, 2020	March 31, 2019
Product sales	$899.8	$1,116.2
Other revenue	57.5	70.7
Total revenue	957.3	1,186.9
Costs, expenses and other:
Cost of sales	(421.0)	(517.0)
Selling, general and administrative expenses	(638.1)	(673.8)
Operating loss	(101.8)	(3.9)

Interest expense	(31.8)	(33.2)
Loss on extinguishment of debt and credit facilities	(7.8)	(2.0)
Interest income	1.2	1.7
Other (expense) income, net	(18.2)	22.6
Gain on sale of business/assets	—	10.3
Total other expenses	(56.6)	(0.6)

Loss from continuing operations, before income taxes	(158.4)	(4.5)
Income taxes	(8.8)	(19.5)
Loss from continuing operations, net of tax	(167.2)	(24.0)
Loss from discontinued operations, net of tax	(4.7)	(9.5)
Net loss	(171.9)	(33.5)
Net loss attributable to noncontrolling interests	.9	.8
Net loss attributable to Avon	$(171.0)	$(32.7)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Net loss	$(171.9)	$(33.5)
Other comprehensive loss:
Foreign currency translation adjustments	(83.8)	(2.7)
Unrealized losses on revaluation of long-term intercompany balances	(23.3)	(0.6)
Change in unrealized gains, (losses) on cash flow hedges, net of taxes of $0.0 and $0.0	.6	(1.9)
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	2.0	1.3
Total other comprehensive loss, net of income taxes	(104.5)	(3.9)
Comprehensive loss	(276.4)	(37.4)
Less: comprehensive loss attributable to noncontrolling interests	1.1	0.6
Comprehensive loss attributable to Avon	$(275.3)	$(36.8)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 (Audited) and March 31, 2020 (Unaudited)

(In millions)	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$294.0	$650.6
Restricted cash	7.4	2.9
Accounts receivable, net	235.0	280.2
Inventories	415.8	452.3
Prepaid expenses and other	232.0	252.1
Assets held for sale	12.5	22.6
Total current assets	1,196.7	1,660.7
Property, plant and equipment, at cost	1,088.4	1,203.0
Less accumulated depreciation	(655.3)	(715.0)
Property, plant and equipment, net	433.1	488.0
Right-of-use assets	169.9	175.4
Goodwill	73.7	86.2
Deferred tax asset	130.1	161.2
Other assets	444.1	514.8
Total assets	$2,447.6	$3,086.3
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$3.5	$1.8
Accounts payable	593.0	723.3
Dividends payable	—	8.7
Accrued compensation	75.8	114.5
Other accrued liabilities	302.7	410.7
Sales taxes and taxes other than income	88.1	118.7
Income taxes	4.3	7.4
Current liabilities of discontinued operations	14.0	16.0
Payables to related party	91.5	—
Total current liabilities	1,172.9	1,401.1
Long-term debt	1,591.5	1,590.4
Long-term operating lease liability	137.7	143.3
Employee benefit plans	134.8	137.6
Long-term income taxes	110.9	128.7
Other liabilities	85.1	90.5
Total liabilities	3,232.9	3,491.6
Series C convertible preferred stock	—	578.5
Shareholders’ Deficit
Common stock	—	192.6
Additional paid-in capital	523.4	2,321.2
Retained earnings	(170.1)	2,138.9
Accumulated other comprehensive loss	(1,144.3)	(1,040.0)
Treasury stock, at cost	—	(4,603.3)
Total Avon shareholders’ deficit	(791.0)	(990.6)
Noncontrolling interests	5.7	6.8
Total shareholders’ deficit	(785.3)	(983.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$2,447.6	$3,086.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net loss	$(171.9)	$(33.5)
Loss from discontinued operations, net of tax	(4.7)	(9.5)
Loss from continuing operations, net of tax	(167.2)	(24.0)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	16.3	20.6
Amortization	6.0	6.6
Provision for doubtful accounts	29.7	29.9
Provision for obsolescence	18.6	6.7
Share-based compensation	16.9	(.5)
Foreign exchange losses (gains)	27.6	(19.2)
Deferred income taxes	8.0	8.2
Impairment loss on assets	.7	—
Gain on sale of business / assets	—	(10.3)
Other	10.3	1.7
Changes in assets and liabilities:
Accounts receivable	(18.3)	(24.3)
Inventories	(32.8)	4.8
Prepaid expenses and other	1.0	38.4
Accounts payable and accrued liabilities	(174.0)	(164.2)
Income and other taxes	(24.2)	(12.0)
Noncurrent assets and liabilities	(12.7)	(5.1)
Net cash used by operating activities of continuing operations	(294.1)	(142.7)
Cash Flows from Investing Activities
Capital expenditures	(7.3)	(21.2)
Disposal of assets	2.4	.4
Net proceeds from sale of business / assets	—	46.4
Net cash (used) provided by investing activities of continuing operations	(4.9)	25.6
Cash Flows from Financing Activities
Cash dividends	(8.6)	—
Debt, net (maturities of three months or less)	1.8	27.2
Settlement of stock options	(25.8)	—
Other financing activities	(.6)	(9.2)
Net cash (used) provided by financing activities of continuing operations	(33.2)	18.0
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(6.7)	—
Net cash used by discontinued operations	(6.7)	—
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(20.8)	(6.3)
Net decrease in cash and cash equivalents, and restricted cash	(359.7)	(105.4)
Cash and cash equivalents, and restricted cash at beginning of period(1)	661.1	536.4
Cash and cash equivalents, and restricted cash at end of period (2)	$301.4	$431.0

The accompanying notes are an integral part of these statements.
(1)The balance at the beginning of the three month period ended March 31, 2019 includes cash and cash equivalents of $3.7 classified as Held for sale assets in our Consolidated Balance Sheets.
(2)The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows for the three month period ended March 31, 2019.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$294.0	$650.6
Restricted cash	7.4	2.9
Long-term restricted cash(1)	—	7.6
Cash and cash equivalents, and restricted cash at end of period per the statement of cash flows	$301.4	$661.1
(1) Long-term restricted cash is presented in other assets in our Consolidated Balance Sheets. The balance of $7.6 as of December 31, 2019 resulting from the sale of Avon Manufacturing (Guangzhou), Ltd has been reclassified to short term restricted cash in the three month period ended March 31, 2020.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions, except per share data)	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2019	770.0	$192.6	$2,321.2	$2,138.9	$(1,040.0)	319.9	$(4,603.3)	$6.8	$(983.8)
Credit Losses Cumulative catch up	—	—	—	(2.0)	—	—	—	—	(2.0)
Net loss	—	—	—	(171.0)	—	—	—	(.9)	(171.9)
Other comprehensive (loss) income	—	—	—	—	(104.3)	—	—	(.2)	(104.5)
Conversion of Series C convertible preferred stock (1)	—	—	—	(710.8)	—	(87.0)	1,197.6	—	486.8
Exercise/ vesting/ expense of share-based compensation	—	(.2)	(9.7)	—	—	—	—	—	(9.9)
Exchange of common stock (2)	(770.0)	(192.4)	(1,788.1)	(1,425.2)	—	(232.9)	3,405.7	—	—
Balances at March 31, 2020 (3)	—	$—	$523.4	$(170.1)	$(1,144.3)	—	$—	$5.7	$(785.3)

(1) On December 30, 2019, Cerberus elected to convert 435,000 shares of Series C Preferred Stock, into shares of the Company’s common stock, par value U.S.$0.25 per share, conditioned on the Merger. See Note 13, Series C Convertible Preferred Stock.

(2) In January 2020, subsequent to the Merger, the Company restated its certificate of incorporation to effect a change in capitalization of the Company by changing the number of authorized shares of stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, were common stock and (ii) 25,000,000 shares, par value $1.00 per share, were preferred stock, to 1,000 shares of common stock, par value $0.01 per share. As a result of the Merger, all of the issued and outstanding common stock of the Company, being 550,890,788, were canceled and converted. See Note 19, Mergers  with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.

(3) The number of shares of Common Stock (par value $0.01 per share) outstanding at March 31, 2020 was 101.34.

(In millions, except per share data)	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2018	761.8	$190.3	$2,303.6	$2,234.3	$(1,030.4)	319.4	$(4,602.3)	$7.7	$(896.8)
Net loss	—	—	—	(32.7)	—	—	—	(.8)	(33.5)
Other comprehensive loss	—	—	—	—	(4.0)	—	—	.1	(3.9)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.2)	—	—	—	—	(6.2)
Exercise/ vesting/ expense of share-based compensation	1.3	.3	(1.5)	—	—	—	—	—	(1.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—	—	—	—	.1	.1
Balances at March 31, 2019	763.1	$190.6	$2,302.1	$2,195.4	$(1,034.4)	319.4	$(4,602.3)	$7.1	$(941.5)

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2019 Annual Report on Form 10-K ("2019 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. In addition, upon the consummation of the Transaction with Natura &Co Holding, the Company became a wholly owned subsidiary of Natura &Co Holding and Avon common stock ceased to be traded on the NYSE. As a result, we have excluded disclosures of Earnings per Share from our consolidated financial statements.
The Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura, we have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 10, Segment Information, to the Consolidated Financial Statements contained herein for more information.
In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim Consolidated Financial Statements in conjunction with our Consolidated Financial Statements contained in our 2019 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
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
•the impact of changes in tax legislation, if any;
•withholding taxes recognized associated with cash repatriations; and
•the impact of loss-making subsidiaries for which we cannot recognize an income tax benefit and subsidiaries for which an effective tax rate cannot be reliably estimated.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the Company had tooling, net of amortization of $10.0 and $12.9, respectively. Tooling balance as of December 31, 2019, representing cost of $94.4 and accumulated depreciation of $81.5, previously included in other long-term assets has been reclassified to property, plant and equipment to conform to the current year presentation. The prior periods reflect the reclassification of the balance to conform to the current year presentation, which is consistent with industry practice.
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. Due to the uncertain and rapidly evolving nature of current conditions around the world, the impacts of COVID-19 most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain, we are therefore unable to predict accurately the impact that COVID-19 will have on our business going forward.
We are closely monitoring the evolution of the COVID-19 pandemic. We have taken and may continue to take temporary precautionary measures intended to help minimize the impact of the COVID-19 virus on our operations including:
•our focus has turned to producing essential hygiene products, such as soaps and shampoos, hand sanitizer gel and liquid alcohol;
•we are accelerating our digital plans;

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
•a large portion of our employees are working from home to safeguard the health and safety of our personnel; and
•we communicated social distancing protocols to our Representatives around the world.
As of the date of this report, we are unable to estimate the long term impact of the economic paralysis arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19.
Going concern
We expect the impact of COVID-19 to result in a decline in revenues during 2020 which will, in turn, result in lower cash generation from activities. Our forecasts and projections indicate that we should have sufficient liquidity to meet our obligations for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements contained herein. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third party banks and affiliate companies. Furthermore, the Company has received an irrevocable commitment from Natura &Co Holdings SA management that they will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein.
Accounting Standards Implemented
ASU 2016-13, Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. We adopted this new accounting guidance effective January 1, 2020, using a modified retrospective transition approach. The adoption did not have a material impact on our condensed consolidated financial statements and disclosures and did not significantly impact the Company's accounting policies or estimation methods related to the allowance for doubtful accounts. The adoption resulted in a cumulative effect decrease to retained earnings of approximately $2 to reflect a change in the allowance for doubtful accounts.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
2. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE AND DIVESTITURES
Discontinued Operations
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus. The agreements resulted in the separation of the Company's North America business, which represented the Company's operations in the United States, Canada and Puerto Rico, from the Company into New Avon Company, formerly New Avon, a privately-held company majority-owned and managed by Cerberus NA Investor LLC (an affiliate of Cerberus). The Company retained an investment of 19.9% ownership interest in New Avon. These transactions closed on March 1, 2016; from that date, resolution of contingent liabilities relating to Avon's ownership and operation of the North America business prior to its separation from the Company into New Avon have been treated as discontinued operations. Refer to the Divestitures section below for information relating to the subsequent sale of New Avon.
The Company incurred costs during the three months ended March 31, 2020 and 2019 following the resolution of certain contingent liabilities related to its ownership and operation of the North America business prior to its separation into New Avon.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative expenses	$4.7	$9.5
Operating loss	$(4.7)	$(9.5)
Loss from discontinued operations, net of tax	$(4.7)	$(9.5)
Assets Held for Sale
The major classes of assets comprising held for sale assets on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 are shown in the following table.

	March 31, 2020	December 31, 2019

Current held for sale assets
Property, Plant and Equipment (net)	12.5	22.6
At December 31, 2019, in line with the Open Up Avon strategy the Company classified five properties which met the held for sale criteria under ASC 360 as 'held for sale'. During the first quarter of 2020, the Company decided not to proceed with the sale of one property in the Avon International segment and one property in the Avon Latin America segment with a carrying value of $9.1. As a result, the Company reclassified such properties from held for sale to property, plant and equipment during the first quarter of 2020. At the time of reclassification, we recorded a true up on depreciation resulting in an immaterial impact on our Consolidated Statements of Operations. At March 31, 2020, assets held for sale include three properties in Avon International segment.
Divestitures
China Wellness Plant
In March 2020, we signed an agreement to sell the China Wellness Plant for a total selling price of $6.6 before expenses. Negotiations have been ongoing during the first quarter of 2020 and we expect this transaction to close during the third quarter of 2020. In the first quarter of 2020 we received a deposit of $1.3, presented as investing activities in the Consolidated Statement of Cash Flows.

China manufacturing
On February 15, 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd. ("TheFaceShop"), of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total selling price of $71.0, less expenses of approximately $1.1. The selling price included $23.5 relating to outstanding intercompany loans payable to Avon Manufacturing (Guangzhou), Ltd. from other Avon subsidiaries that was presented as financing activities in the Consolidated Statement of Cash Flows, this was subsequently settled in April 2019. The cash proceeds of $46.4, net of loan amounts, are

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
presented as investing activities in the Consolidated Statement of Cash Flows, which includes $7.6 of restricted cash as of December 31, 2019, which has been reclassified to short term restricted cash in the three month period ended March 31, 2020.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
3. RELATED PARTY TRANSACTIONS
On January 3, 2020, the Company became a wholly owned subsidiary of Natura &Co Holding. From this point Natura &Co Holding, its subsidiaries and affiliates became related parties of the Company.
The following tables present the related party transactions with Natura &Co, New Avon, affiliates of Cerberus and the Instituto Avon in Brazil. There are no other related party transactions. On August 14, 2019, we sold our investment in New Avon to LG Household & Health Care Ltd. Upon completion of the sale, New Avon was no longer a related party. See Note 2, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, to the Consolidated Financial Statements contained herein, for further details.

	Three Months Ended March 31,
	2020	2019
Statement of Operations Data
Revenue from sale of product to New Avon(1)	N/A	$4.8
Gross profit from sale of product to New Avon(1)	N/A	$.1

Cost of sales for purchases from New Avon(2)	N/A	$.6

Selling, general and administrative expenses related to New Avon:
Project management team(3)	N/A	$1.4

	March 31, 2020	December 31, 2019
Balance Sheet Data
Receivables due from Instituto Avon(4)	$1.6	$2.1
Payables due to an affiliate of Cerberus(5)	N/A	$2.1
Payables due to Natura &Co(6)	$91.5	$—
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd, from that point New Avon was no longer a related party. Transactions entered into with New Avon for the three month period ended March 31, 2019 have been disclosed above.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement discussed in footnote (1) above. The Company purchased $.8 from New Avon associated with this agreement during the three months ended March 31, 2019, and recorded $.6 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the three months ended March 31, 2019. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd; from that point New Avon was no longer a related party. Transactions entered into with New Avon for the three month periods ended March 31, 2019 have been disclosed above.
(3) The Company also entered into agreements with an affiliate of Cerberus, which provided for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the implementation of the Company’s strategic initiatives. Furthermore, upon the consummation of the Transaction with Natura in January 2020, Cerberus ceased being a related party. During the three months ended March 31, 2019 the Company recorded net cost of $1.4 in selling, general and administrative expenses associated with these agreements.
(4) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, R$12 million (Brazilian reais) for an unsecured 5-year term at a fixed interest rate of 7% per annum, to be paid back in five equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with the board and executive team comprised of Avon Brazil management. The purpose of the loan was to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment.
(5) Payables due to an affiliate of Cerberus related to the agreement for the project management team, classified within other accrued liabilities in our Consolidated Balance Sheets. Upon the consummation of Transaction with Natura in January 2020, Cerberus ceased their involvement in Company operations and is no longer a related party.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
(6) Upon consummation of the Transaction on January 3, 2020, the Company was acquired by Natura &Co and became a wholly owned direct subsidiary of Natura &Co. The payables due to Natura &Co relate to the amount of accrued dividend paid by Natura &Co Holding in relation to Series C preferred stock and is presented separately in the Consolidated Balance Sheet. On December 30, 2019, Cerberus elected to convert 435,000 shares of series C preferred stock, representing all shares of series C preferred stock outstanding, into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, pursuant to the holder of the Company’s series C preferred stock’s rights under the Company’s certificate of incorporation. The foregoing election was conditioned upon the filing of the certificates of merger with respect to the First Merger (the "Conversion Condition"). Upon consummation of the Transaction in January 2020, the Company's common stock was converted to Natura &Co Holding common stock. In January 2020 Natura &Co Holding paid the accrued unpaid dividends on the shares of series C preferred stock in an amount equal to U.S. $91.5 to Cerberus. The Company intends to repay this balance.
See Note 13, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cleveland Apple Investor L.P. ("Cerberus Investor") (an affiliate of Cerberus).

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended March 31, 2020
	Avon International	Avon Latin America	Total
Beauty:
Skincare	$150.8	$146.0	$296.8
Fragrance	132.3	116.0	248.3
Color	85.0	63.7	148.7
Total Beauty	368.1	325.7	693.8
Fashion & Home:
Fashion	72.7	43.2	115.9
Home	13.2	76.9	90.1
Total Fashion & Home	85.9	120.1	206.0
Product sales	454.0	445.8	899.8
Representative fees	20.2	30.8	51.0
Other	2.9	3.6	6.5
Other revenue	23.1	34.4	57.5
Total revenue	$477.1	$480.2	$957.3

	Three Months Ended March 31, 2019
	Avon International	Avon Latin America	Total
Beauty:
Skincare	$172.3	$177.0	$349.3
Fragrance	151.7	146.3	298.0
Color	107.1	82.1	189.2
Total Beauty	431.1	405.4	836.5
Fashion & Home:
Fashion	103.4	60.9	164.3
Home	14.9	100.5	115.4
Total Fashion & Home	118.3	161.4	279.7
Product sales	549.4	566.8	1,116.2
Representative fees	24.3	39.6	63.9
Other	1.0	5.8	6.8
Other revenue	25.3	45.4	70.7
Total revenue	$574.7	$612.2	$1,186.9

In January 2020 the Company became a fully owned subsidiary of Natura &Co. As a result of this transaction, the Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura, we have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 10, Segment Information, to the Consolidated Financial Statements contained herein for more information.

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
Generally, we record accounts receivable when we invoice a Representative. In addition, we record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality, changing trends and the impact of COVID-19. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any ultimate consumer of our products beyond the Representative. We have no legal recourse against the ultimate consumer for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
The following table provides information about receivables and contract liabilities from contracts with customers at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts receivable, net of allowances of $59.0 and $66.6	$235.0	$280.2
Contract liabilities	$39.9	$51.0
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the three months ended March 31, 2020, we recognized $31.4 of revenue related to the contract liability balance at the beginning of the three month period ended March 31, 2020, as the result of performance obligations satisfied. In addition, we deferred an additional $23.2 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at March 31, 2020 as compared with December 31, 2019.
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
5. INVENTORIES

Components of Inventories	March 31, 2020	December 31, 2019
Raw materials	$115.3	$130.6
Finished goods	300.5	321.7
Total	$415.8	$452.3

6. LEASES

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

AVON PRODUCTS, INC.

	Classification	March 31, 2020	December 31, 2019
Assets
Operating right-of-use assets	Right-of-use asset	$169.9	$175.4
Finance right-of-use assets	Property, Plant and Equipment	2.1	2.4
Total right-of-use assets		172.0	177.8

Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$45.4	$45.7
Finance lease liabilities	Other accrued liabilities	0.9	1.0
Total current lease liabilities		46.3	46.7

Noncurrent
Operating lease liabilities	Long-term operating lease liability	$137.7	$143.3
Finance lease liabilities	Long-term debt	1.3	1.4
Total noncurrent lease liabilities		$139.0	$144.7

Total lease liability		$185.3	$191.4

The table below shows the lease income and expenses recorded in the Consolidated Statement of Operations incurred during the three months ended March 31, 2020 and 2019.

		Three months ended March 31,	Three months ended March 31,
Lease Costs	Classification	2020	2019
Operating lease cost (1)	Selling, general and administrative expenses	$16.0	$16.8
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	.3	.4
Interest on lease liabilities	Interest Expense	.1	.1
Short-term leases costs	Selling, general and administrative expenses	.4	1.1
Sublease income (2)	Selling, general and administrative expenses	(4.1)	(3.2)
Net lease cost		$12.7	$15.2
(1) Includes variable lease costs which are immaterial. These are presented in selling, general and administrative expenses in our Consolidated Statements of Operations.
(2) Sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The maturity analysis of the finance and operating lease liabilities is reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted finance and operating lease liabilities as recognized in the March 31, 2020 Consolidated Balance Sheet:

AVON PRODUCTS, INC.

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	$45.0	$.8	$45.8
2021	51.7	.9	52.6
2022	43.8	.6	44.4
2023	29.3	.1	29.4
2024	21.0	—	21.0
2025	18.0	—	18.0
Thereafter	11.6	—	11.6
Total lease payments	$220.4	$2.4	$222.8
Less: Interest	(37.3)	(.2)	(37.5)
Present value of lease liabilities	$183.1	$2.2	$185.3

At December 31, 2019 our operating and finance lease obligations by due dates were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	59.7	1.2	60.9
2021	50.5	.9	51.4
2022	42.4	.6	43.0
2023	28.3	.1	28.4
2024	20.2	—	20.2
Thereafter	30.1	—	30.1
Total lease payments	$231.2	$2.8	$234.0
Less: Interest	42.2	.4	42.6
Present value of lease liabilities	$189.0	$2.4	$191.4
The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating and finance lease population. As noted in our lease accounting policy (See Note 1, Accounting Policies to the Consolidated Financial Statements contained herein), the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.6	4.8
Finance leases	2.5	2.6
Weighted-average discount rate
Operating leases	8.2%	8.5%
Finance leases	10.7%	11.2%
The table below sets out the classification of lease payments in the Consolidated Statement of Cash Flows. The right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the three and nine months ended March 31, 2020.

Other Information	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating cash flows from operating leases	$16.1	$16.4
Financing cash flows from finance leases	.3	.3
Cash paid for amounts included in measurement of liabilities	$16.4	$16.7

Right-of-use assets obtained in exchange for new finance liabilities	$.1	$.7
Right-of-use assets obtained in exchange for new operating liabilities	$11.9	$12.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
7. EMPLOYEE BENEFIT PLANS

	Three Months Ended March 31,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Service cost(1)	$.4	$.5	$1.1	$1.0	$—	$—
Interest cost	.4	.6	3.0	3.9	.1	.3
Expected return on plan assets	(.7)	(.8)	(4.1)	(7.9)	—	—
Amortization of prior service credit	—	—	—	—	.1	—
Amortization of net actuarial losses	.8	.7	1.6	1.3	—	—
Settlements/curtailments	—	—	—	0.1	—	—
Net periodic benefit costs(1)	$.9	$1.0	$1.6	$(1.6)	$.2	$.3
(1) Service cost is presented in selling, general and administrative expenses in our Consolidated Statements of Operations. The components of net periodic benefit costs other than service cost are presented in other income (expense), net in our Consolidated Statements of Operations.
During the three months ended March 31, 2020, we made less than $1 of contributions to the U.S. and contributions of $1 to the non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2020, we anticipate contributing approximately $5 to $10 to fund our global defined benefit pension and postretirement benefit plans.
8. CONTINGENCIES
Brazilian Tax Assessments
In December 2012, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received an excise tax ("IPI") assessment for the year 2008. The assessment totals approximately $238, including penalties and accrued interest. As in prior IPI cases that have been resolved in Avon’s favor, this assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil Manufacturing did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. On April 18, 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $50 (including associated penalty and interest), subject to Federal Revenue appeal. The remaining $187 of the assessment was upheld at the second administrative level. In April 2018, we appealed this decision in the third administrative level and in December 2019, we received an unfavorable decision in the third administrative level. We are waiting for the formal notification to present a motion for clarification. After this motion is presented, the case will continue in the judicial level.
On October 3, 2017, Avon Brazil Manufacturing received a new tax assessment notice regarding IPI for 2014 on grounds similar to the 2012 assessment. The 2017 IPI assessment totals approximately $186, including penalties and accrued interest. On April 2, 2018, Avon was notified of an unfavorable decision at the first administrative level. On February 25, 2019, this IPI assessment was upheld at the second administrative level and on April 11, 2019 we appealed this decision to the third administrative level. In December 2019, Brazil IPI tax assessment was ruled unfavorable at the third Administrative level of the courts. Avon is waiting for the formal notification of this decision to further initiate a motion of clarification in the same court (additional step in the process) and as of March 31, 2020 we have not yet received this formal notification. If Avon loses the subsequent motion of clarification in courts, we will have to follow a legal requirement to perform a judicial deposit in the total amount of the tax assessment or provide a guarantee letter to cover the full amount to allow Avon Brazil to move this case to judicial level discussion. We have the intention and wherewithal to move forward with this case at the judicial level.

In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary for us to provide monetary security in the full amount of the debt to pursue further appeals in the judicial levels, which, depending on the circumstances, may result in a charge to earnings and an adverse effect on the Company's Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years through 2014 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded, however, based on the likelihood that these will be upheld, we assess the risks as

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
disclosed above as reasonably possible. At March 31, 2020, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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
From May 2015 through April 2016, Avon Brazil remitted the taxes associated with this IPI tax increase into a judicial deposit which would be remitted to the taxing authorities in the event that we are not successful in our objection to the tax increase. In May 2016, Avon Brazil received a favorable preliminary decision on its objection to the tax and was granted a preliminary injunction. As a result, beginning in May 2016, Avon Brazil was no longer required to remit the taxes associated with IPI into a judicial deposit. On June 12, 2018, we received a decision authorizing Avon to withdraw the amount held as a judicial deposit, substituting it by letter of guarantee, which was presented. On June 29, 2018, the tax authorities presented an appeal against that decision. On July 30, 2018, the funds were received in our bank account. As of September 30, 2018, due in part to contemporaneous judicial decisions across the industry and other developments, we concluded, supported by the opinion of legal counsel, that the Executive Decree is unconstitutional. We therefore assessed the IPI tax under ASC 450, Contingencies and determined that the risk of loss was reasonably possible but not probable. Accordingly, we released the associated liability as of September 30, 2018 of approximately $195 and ceased accruing the IPI taxes from October 1, 2018. The liability had been classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheet, and the release was recorded in product sales and other income (expense), net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements for the quarter ended September 30, 2018.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company's Consolidated Income Statements and Consolidated Statements of Cash Flows as Avon Brazil would have to remit the reasonably possible amount of $208 to the taxing authorities (including the judicial deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
A favorable judicial ruling to our objection of this IPI tax would also have an adverse effect on the Company's Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounts to approximately $71 at March 31, 2020. This reserve would be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2020, there were 128 individual cases pending against the Company. During the three months ended March 31, 2020, 18 new cases were filed and twenty cases were dismissed, settled or otherwise resolved. The value of our settlements in this area thus far has not been material, either individually or in the aggregate. Additional similar cases arising out of the use of the Company's talc products are reasonably anticipated.
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
Brazilian Labor-Related Litigation

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at March 31, 2020 is approximately $3 and, accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the United States District Court for the Southern District of New York against the Company and certain former officers of the Company. On June 3, 2019, the court appointed a lead plaintiff and class counsel. The complaint was subsequently amended on June 28, 2019 and recaptioned "In re Avon Products, Inc. Securities Litigation" on July 8, 2019. On July 24, 2019, the plaintiffs filed a further amended complaint. The amended complaint is brought on behalf of a purported class consisting of all purchasers or acquirers of Avon common stock between January 21, 2016 and November 1, 2017, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange
Act”) based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for Representatives in Brazil. On July 26, 2019, Avon and the individual defendants filed a motion to dismiss. On November 18, 2019, the court denied that motion. Accordingly, on December 16, 2019, Avon and the individual defendants filed an answer to the amended complaint. On February 14, 2020, plaintiffs filed a motion for class certification. The parties are currently engaged in discovery. Avon has provided notice of this matter to the Company’s insurers. In light of the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to assess the likelihood of loss or to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management's opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2020, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2019	$(942.7)	$(0.6)	$(4.3)	$(92.4)	$(1,040.0)
Other comprehensive loss other than reclassifications	(106.9)	—	—	—	(106.9)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0	—	.6	—	—	.6
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	—	2.0	2.0
Total reclassifications into earnings	—	.6	—	2.0	2.6
Balance at March 31, 2020	$(1,049.6)	$—	$(4.3)	$(90.4)	$(1,144.3)

For further details on Other Comprehensive loss other than reclassifications see the Consolidated Statement of Comprehensive Loss.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Three Months Ended March 31, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon (2)	Total
Balance at December 31, 2018	$(936.2)	$0.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)
Other comprehensive (loss) other than reclassifications	(3.4)	(2.4)	—	—	—	(5.8)
Reclassifications into earnings:
Derivative loss on cash flow hedges, net of tax of $0.0	—	0.5	—	—	—	0.5
Amortization of net actuarial loss and prior service cost, net of tax of $0.21)	—	—	—	1.3	—	1.3
Total reclassifications into earnings	—	0.5	—	1.3	—	1.8
Balance as March 31, 2019	$(939.6)	$(1.4)	$(4.3)	$(92.5)	$3.4	$(1,034.4)
(1) Gross amount reclassified to other income (expense), net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.
(2) In April 2019, Avon and Cerberus signed an agreement with LG Household & Health Care Ltd. for the sale of New Avon, including our 19.9% ownership interest. In April 2019, Avon and Cerberus signed an agreement with LG Household & Health Care Ltd. for the sale of New Avon, including our 19.9% ownership interest. This transaction closed on August 14, 2019 and the related balance was reclassified into earnings. See Note 2, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for additional information.
Foreign exchange net loss of $3.8 and net gain of $2.6 for the three months ended March 31, 2020 and 2019, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.
10. SEGMENT INFORMATION
The Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura, we have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments.
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of central expenses to the extent they support the operating activity of the segment. Segment profit excludes certain CTI restructuring initiatives, certain significant asset impairment charges, and other expenses, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
Total Revenue	2020	2019
Avon International	$477.1	$574.7
Avon Latin America	480.2	612.2
Total revenue(1)	957.3	1,186.9

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
Operating Profit	2020	2019
Segment Profit
Avon International	$2.7	$50.0
Avon Latin America	(17.2)	12.7
Total profit from reportable segments (2)	$(14.5)	$62.7
Unallocated global expenses(3)	—	(9.0)
CTI restructuring initiatives	(1.8)	(53.5)
Other expenses(4)	(85.5)	(4.1)
Operating profit	$(101.8)	$(3.9)
(1) Total revenue also includes revenue from other operating segments and business activities of $6.4 and $5.5 for the three months ended March 31, 2020 and 2019, respectively, allocated to Avon International and Avon Latin America segments. Other operating segments and business activities include revenue from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Previously reported amount has been allocated to Avon International and Avon Latin America segments to conform to the current year presentation.
(2) Total profit from reportable segments also includes profit from other operating segments and business activities and central expenses allocated to Avon International and Avon Latin America segments. Other operating segments and business activities of $2.9 and $.6 for the three months ended March 31, 2020 and 2019, respectively, include profit from the sale of products to New Avon since the separation of the Company's North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $63.7 and $63.1 for the three months ended March 31, 2020 and 2019, respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment. Previously reported amounts has been allocated to segments to conform to the current year presentation.
(3) For the three months ended March 31, 2019, unallocated global expenses include stewardship expenses of approximately $9. These costs are no longer incurred by the Company since the merger with Natura in January 2020.
(4) For the three months ended March 31, 2020, other expenses include primarily professional fees incurred in relation to the Natura transaction of approximately $44, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions.. Refer to Note 19, Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements contained herein for more information relating to the Natura transaction.
11. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2020 and December 31, 2019, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2020	December 31, 2019
Prepaid taxes and tax refunds receivable	$129.3	$141.1
Receivables other than trade	43.2	51.4
Prepaid brochure costs, paper and other literature	11.9	13.1
Other	47.6	46.5
Prepaid expenses and other	$232.0	$252.1

At March 31, 2020 and December 31, 2019, other assets included the following:

Components of Other Assets(1)	March 31, 2020	December 31, 2019
Net overfunded pension plans	$96.3	$100.6
Capitalized software	74.3	83.1
Judicial deposits	53.2	70.1
Long-term receivables	152.5	196.1
Trust assets associated with supplemental benefit plans	40.2	37.3
Other	27.6	27.6
Other assets	$444.1	$514.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
(1) As of March 31, 2020 and December 31, 2019, the Company had tooling, net of amortization of $10.0 and $12.9, respectively. Tooling balance as of December 31, 2019 previously included in other long-term assets has been reclassified to property, plant and equipment to conform to the current year presentation.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
12. RESTRUCTURING INITIATIVES
Transformation Plan and Open Up Avon
Open Up Avon and Transformation Plan
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
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. These savings have been and are expected to continue to be achieved through restructuring actions (that have may continue to result in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce.
Costs to Implement Restructuring Initiatives - Three Months Ended March 31, 2020 and 2019
During the three months ended March 31, 2020, we recorded net costs to implement of $1.8, of which $4.9 related to Open Up Avon and a benefit of $3.1 related to the Transformation Plan, in our Consolidated Statements of Operations. During the three months ended March 31, 2019, we recorded costs to implement of $43.2 of which $45.1 related to Open Up Avon, a net benefit of $2.0 related to the Transformation Plan, and $.1 related to other restructuring initiatives, in our Consolidated Statements of Operations.
The costs during the three months ended March 31, 2020 and 2019 consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
CTI recorded in operating profit - COGS
Manufacturing asset write-offs	$—	$3.8
Inventory write-off	(.1)	.5
	(0.1)	4.3

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	(2.3)	35.3
Implementation costs, primarily related to professional service fees	(.5)	8.7
Dual running costs	.6	1.8
Contract termination and other net benefits	2.5	3.3
Impairment of other assets	.7	—
Accelerated depreciation	.4	.1
Variable lease charges	.5	—
	1.9	49.2

CTI recorded in operating profit	1.8	53.5

CTI recorded in other (expense) income
Gain on sale of business / assets	—	(10.3)

Total CTI	$1.8	$43.2

Open Up Avon	$4.9	$45.1
Transformation Plan	$(3.1)	$(2.0)
Other	$—	$.1
The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up Avon at March 31, 2020 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2019	$17.8	$—	$6.4	$24.2
2020 charges	1.8	.6	1.9	4.3
Adjustments	(1.1)	—	.4	(.7)
Cash payments	(3.3)	—	(5.8)	(9.1)
Non-cash write-offs	—	(.6)	—	(.6)
Foreign exchange	(.6)	—	(.1)	(.7)
Balance at March 31, 2020	$14.6	$—	$2.8	$17.4
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan as of March 31, 2020 is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2019	$8.4	$1.5	$9.9
2020 charges	(0.1)	.2	.1
Adjustments	(2.9)	—	(2.9)
Cash payments	(2.4)	(1.4)	(3.8)
Foreign exchange	(.1)	(.1)	(.2)
Balance at March 31, 2020	$2.9	$.2	$3.1
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2020.
The following table presents the restructuring charges incurred to date, under Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Open Up Avon
Charges incurred to-date	$84.3	$108.1	$10.8	$(10.9)	$192.3
Estimated charges to be incurred on approved initiatives	—	—	2.9	—	2.9
Total expected charges on approved initiatives	$84.3	$108.1	$13.7	$(10.9)	$195.2

Transformation Plan
Charges incurred to-date	$124.1	$2.5	$41.1	$3.4	$171.1
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$124.1	$2.5	$41.1	$3.4	$171.1
The charges, net of adjustments, of initiatives under the Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Avon International*	Avon Latin America*	Global & Other Operating Segments	Total
Open Up Avon
2018	$46.6	$64.3	$6.2	$117.1
2019	19.4	36.9	15.3	71.6
First quarter 2020	3.5	(.1)	.2	3.6
Charges incurred to-date	69.5	101.1	21.7	192.3
Estimated charges to be incurred on approved initiatives	2.9	—	—	2.9
Total expected charges on approved initiatives	$72.4	$101.1	$21.7	$195.2

Transformation Plan
2015	$—	$—	$21.4	$21.4
2016	40.0	17.6	16.8	74.4
2017	.4	5.0	49.4	54.8
2018	5.6	4.7	13.4	23.7
2019	(1.3)	.6	.3	(.4)
First quarter 2020	.1	.1	(3.0)	(2.8)
Charges incurred to-date	44.8	28.0	98.3	171.1
Estimated charges to be incurred on approved initiatives	—	—	—	—
Total expected charges on approved initiatives	$44.8	$28.0	$98.3	$171.1
*In January 2020 the Company became a fully owned subsidiary of Natura &Co. As a result of this transaction, the Company has updated its reportable segments to align with Natura &Co operations. Previously reported segment information has been recast throughout the financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 10, Segment Information, to the Consolidated Financial Statements contained herein for more information.
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
On December 19, 2019, the Company and Natura &Co Holding announced that as of such date, all regulatory approvals required by the Merger Agreement to complete the Transactions have been obtained. As a result, the series C preferred stock were probable of becoming redeemable and the redemption value was adjusted. Subsequently, on December 30, 2019, Cerberus elected to convert the series C preferred stock, and the series C preferred stock was no longer probable of becoming redeemable. We recognize changes in redemption value immediately as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting date based on the conditions that exist as of that date. As a result, we recognized an increase of $60.9 in the carrying value of the series C preferred stock for the year ended December 31, 2019.
On December 30, 2019, Cerberus elected to convert 435,000 shares of series C preferred stock, representing all shares of series C preferred stock outstanding, into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, pursuant to the holder of the Company’s series C preferred stock’s rights under the Company’s certificate of incorporation. The foregoing election was conditioned upon the filing of the certificates of merger with respect to the First Merger (the "Conversion Condition").
On January 3, 2020, the Company consummated the Transaction to become a wholly owned direct subsidiary of Natura &Co Holding. Upon consummation of the Transaction, the Company's common stock was converted to Natura &Co Holding common stock. After the effective time of the Second Merger and in January 2020, Natura &Co Holding elected to pay the accrued dividends on the shares of series C preferred stock in an amount equal to $91.5 to Cerberus. See Note 19, Mergers with Natura Cosméticos S.A., and Note 3, Related Party Transactions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
14. GOODWILL

	Avon International	Avon Latin America	Total
Net balance at December 31, 2019*	$20.0	$66.2	$86.2

Changes during the period ended March 31, 2020:
Foreign exchange	(.9)	(11.6)	(12.5)
Net balance at March 31, 2020	$19.1	$54.6	$73.7
*In January 2020 the Company became a fully owned subsidiary of Natura &Co. As a result of this transaction, the Company has updated its reportable segments to align with Natura &Co operations. Previously reported segment information has been recast throughout the financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 10, Segment Information, to the Consolidated Financial Statements contained herein for more information.
In response to the COVID-19 outbreak during the first quarter of 2020, we performed an interim impairment test as of March 31, 2020 and concluded that no impairment was required. The effects of COVID-19 on the global economy may require the performance of interim impairment tests in future periods.
15. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$4.2	$—	$4.2
Foreign exchange forward contracts	$—	$7.5	$7.5
Total	$4.2	$7.5	$11.7
Liabilities:
Foreign exchange forward contracts	$—	$.9	$.9
Total	$—	$.9	$.9
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2020 and December 31, 2019, respectively, consisted of the following:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$4.2	$4.2	$4.3	$4.3
Debt maturing within one year(1)	(3.5)	(3.5)	(1.8)	(1.8)
Long-term debt(1)	(1,591.5)	(1,421.0)	(1,590.4)	(1,748.1)
Foreign exchange forward contracts	6.6	6.6	1.8	1.8
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
16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
We do not enter into derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives. The master agreements governing our derivative contracts generally contain standard provisions that could trigger early termination of the contracts in certain circumstances, including if we were to merge with another entity and the creditworthiness of the surviving entity were to be "materially weaker" than that of Avon prior to the Transaction.
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at March 31, 2020:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$—	Accounts payable	$—

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$7.5	Accounts payable	$.9
Total derivatives		$7.5		$.9

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
Interest Rate Risk
At March 31, 2020 and December 31, 2019, our exposure to floating interest rate risk was minimal as over 99% of our borrowings are at fixed rates of interest. Only our short term debt, which represents less than 1% of our debt portfolio, is exposed to floating interest rates.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2020, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $743 for various currencies, none of which were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency translation impact recognized in earnings relating to the associated intercompany loans. During the three months ended March 31, 2020 and 2019, we recorded gains of $10.6 and $25.0, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
During the first quarter of 2019, we discontinued our program to hedge foreign exchange risk relating to forecasted operational transactions. The last of our designated cash flow hedges expired during the first quarter of 2020. Our designated hedges did not have a material impact on our Consolidated Financial Statements for the three months ended March 31, 2020 and 2019.
17. DEBT
Revolving Credit Facility
In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly owned foreign subsidiary of the Company, entered into a three-year €200.0 senior secured revolving credit facility (the "2019 facility") and capitalized $11.0 of issuance costs, the related cash outflow is presented in other financing activities within the 10-K Consolidated Statement of Cash Flows. The 2019 facility was available for general corporate and working capital purposes.
As of December 31, 2019, there were no amounts outstanding under the 2019 facility and on January 3, 2020, the facility was automatically canceled upon change of control, and as a result $7.8 of unamortized issuance costs were written off, see Note 19, Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the “2013 Notes”). As of March 31, 2020, the following 2013 Notes remain outstanding; $461.9 aggregate principal amount of 5% Notes due March 15, 2023 and $243.8 aggregate principal amount of 6.95% Notes due March 15, 2043. Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes by S&P and Moody's. The interest rate on the 2013 Notes is currently at the maximum allowable level of 2% above the respective interest rates in effect on date of issuance.
Senior Secured Notes
In August 2016, Avon International Operations, Inc. ("AIO"), issued $500.0 in aggregate principal amount of 7.875% Senior Secured Notes due August 15, 2022 (the "2016 Notes"). Interest on our 2016 Notes is payable semi-annually on February 15 and August 15 of each year.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
In July 2019, AIC issued $400.0 in aggregate principal amount of 6.5% Senior Secured Notes due August 15, 2022 (the "2019 Notes"). Interest on the 2019 Notes is payable semi-annually on February 15 and August 15 of each year.
For a more detailed description of the Company's debt agreements, refer to Note 8, Debt and Other Financing of our Annual Report on Form 10-K for the year ended December 31, 2019.
18. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of March 31, 2020, our annual effective tax rate, excluding discrete items, is 27.2% for 2020, as compared to 24.3% as of March 31, 2019.
The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2020 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K. based costs, such as interest on debt and corporate overhead. Withholding taxes associated with the relatively consistent intercompany payments are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended March 31, 2020 and 2019 was $8.8 and $19.5, respectively. Our effective tax rates for the three months ended March 31, 2020 and 2019 were (5.6)% and (433.3)%, respectively. The effective tax rate in the first quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $1.5. The effective tax rate in the first quarter of 2019 was favorably impacted by the accrual of income tax benefits of approximately $3.5 associated with the release of income tax reserves of approximately $3.7 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $0.2.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of March 31, 2020, the COVID-19 pandemic is a new piece of negative evidence the Company must consider. As of March 31, 2020, the Company has not changed any conclusions regarding the realizability of existing deferred tax assets that are not subject to a valuation allowance as a result of COVID-19. The Company will continue to monitor the impact of COVID-19 and other effects that could impact the conclusions regarding the realizability of its deferred tax assets. Potential negative evidence, including worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
19. MERGER WITH NATURA COSMÉTICOS S.A.
On May 22, 2019, the Company entered into the Merger Agreement with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), Nectarine Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Natura &Co Holding ("Merger Sub I"), and Nectarine Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Merger Sub I ("Merger Sub II"), pursuant to which (i) Natura &Co Holding, after the completion of certain restructuring steps, holds all issued and outstanding shares of Natura Cosméticos, (ii) Merger Sub II merged with and into Avon, with Avon surviving the merger and (iii) Merger Sub I merge with and into Natura &Co Holding, with Natura &Co Holding surviving the merger and as a result of which Avon became a wholly owned direct subsidiary of Natura &Co Holding (collectively, the "Transaction").
The Transaction was consummated on January 3, 2020, and at this time, the Company became a wholly owned subsidiary of Natura &Co Holding. In connection with the transaction, trading of the Company's stock was suspended by the NYSE, the Company's common stock was subsequently delisted and deregistered.
On completion of the Transaction, each share of Avon common stock issued and outstanding immediately prior to the consummation of the Transaction was converted into the right to receive, at the election of the holder thereof, (i) 0.300 validly issued and allotted, fully paid-up American Depositary Shares of Natura &Co Holding, each representing one Natura &Co Holding Share ("Natura &Co Holding ADSs") against the deposit of two shares of common stock of Natura &Co Holding ("Natura &Co Holding Shares"), subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding ADSs or (ii) 0.600 validly issued and allotted, fully paid-up Natura &Co Holding Shares, subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding Shares. Avon's series C preferred stock held by Cerberus Investor were converted to common stock prior to consummation of the Transaction and were therefore automatically converted into common stock of Natura &Co; see Note 13, Series C Convertible Preferred Stock.
Natura &Co Holding Shares are listed on the B3 S.A. - Brasil, Bolsa, Balcão stock exchange, and Natura &Co Holding ADSs are listed on the NYSE. Additionally, upon the consummation of the Transaction, Avon common stock ceased to be traded on the NYSE.
In January 2020, subsequent to the merger, the Company restated the certificate of incorporation. The certificate of incorporate was restated to effect a change in capitalization of the Company by changing the number of authorized shares of stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, are common stock and (ii) 25,000,000 shares, par value $1.00 per share, are preferred stock, to 1,000 shares of common stock, par value $0.01 per share. As a result, all of the issued and outstanding common stock of the Company, being 550,890,788 were cancelled and converted into 101.34 common stock, par value $0.01 per share, and all outstanding treasury shares were cancelled.
The Company has incurred costs of $44 in relation to the Transaction, primarily professional fees during both the quarter ended March 31, 2020 and the year ended December 31, 2019.
During January 2020, it was announced that the employment of certain senior officers of the Company would be terminated, in connection with the Transaction. The Company incurred severance of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions.
As a result of the merger, the Company made payments of approximately $26 related to the settlement of stock options. In addition, any remaining restricted stock units and performance restricted stock units were exchanged for awards of Natura &Co. The replacement awards contain substantially the same terms and conditions of the original awards except for the removal of the performance conditions. As such, the replacement awards contain only a service vesting condition.
On consummation of the Transaction, a deferred compensation scheme relating to current and former employees of the Company became payable which resulted in extinguishing the liability and a cash outflow of approximately $12.
In January 2020, upon completion of the Transaction, the Company's revolving credit facility was cancelled, triggered by change in control provisions. As a result, debt issuance costs of $7.8 was written off.
As a result of the Transaction, the Company will no longer have access to certain tax attributes of approximately $480 to approximately $550 million in certain taxing jurisdictions.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

20. SUBSEQUENT EVENTS
On May 13, 2020, the Company’s subsidiary, Avon Luxembourg Holdings S.à r.l entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l,. a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $100 which may be used for working capital and other general corporate purposes (the “Facility”). Any borrowings under the Facility will bear interest at a rate per annum of LIBOR plus 7.7% and the Facility will mature on May 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority, wholly owned and controlled subsidiaries.
OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel. During 2019, we had sales operations in 55 countries and territories, and distributed products in 24 more. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S."). Our reportable segments are based on geographic operations in two regions, Avon International and Avon Latin America. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion apparel, accessories, housewares and leisure products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
During the three months ended March 31, 2020, revenue decreased 19% compared to the prior-year period, impacted by the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real and the Argentinian peso. Constant $ revenue decreased 14%.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 11%, across multiple markets. Average Representative Sales decreased 8% on a reported basis, unfavorably impacted by foreign exchange and Constant $ Average Representative Sales decreased 3%. The decline in Revenue and Constant $ revenue was due, in part, to the COVID-19 pandemic which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019.
Units sold decreased 17%, across all markets.
See "Segment Review" in this management's discussion and analysis of financial condition and results of operations ("MD&A") for additional information related to changes in revenue by segment.
Mergers with Natura Cosméticos S.A.
On January 3, 2020 the Company became a wholly owned direct subsidiary of Natura &Co following the consummation of the Merger Agreement with Natura Cosméticos, Natura &Co and two subsidiaries of Natura &Co. In connection with the Transaction, trading of the Company's stock was suspended by the NYSE, the Company's common stock was subsequently delisted and deregistered.
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. Due to the uncertain and rapidly evolving nature of current conditions around the world, the impacts of COVID most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain, we are therefore unable to predict accurately the impact that COVID-19 will have on our business going forward.
We are closely monitoring the evolution of the COVID-19 pandemic. We have taken and may continue to take temporary precautionary measures intended to help minimize the impact of the COVID-19 virus on our operations including:
•our focus has turned to producing essential hygiene products, such as soaps and shampoos, hand sanitizer gel and liquid alcohol;
•we are accelerating our digital plans;
•a large portion of our employees are working from home to safeguard the health and safety of our personnel; and
•we communicated social distancing protocols to our Representatives around the world.
As of the date of this report, we are unable to estimate the long term impact of the economic paralysis arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Open Up Avon and Transformation Plan
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
In connection with the actions and associated savings discussed above, we have incurred costs to implement ("CTI") restructuring initiatives of approximately $5 before taxes associated with Open Up Avon and approximately ($3) before taxes associated with the Transformation Plan in the three month period ended March 31, 2020. Additional charges not yet incurred associated with the restructuring actions approved as at March 31, 2020 relate to Open Up Avon and are negligible. At March 31, 2020, we have liabilities of approximately $21 associated with our restructuring actions, primarily associated with Open Up Avon. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2020.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED MARCH 31, 2020 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts 1) CTI restructuring initiatives; 2) Natura transaction related expenses; 3) costs associated with the early termination of debt.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

(1) CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 12, Restructuring Initiatives, to the Consolidated Financial Statements contained herein for further information.

(2) In the three month period ended March 31, 2020, the Company recorded approximately $86, of other expenses, primarily professional fees, senior officer severance and other expenses incurred in relation to the Natura transaction. Further information relating to the Natura Transaction is included in Note 19, Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.

(3)  During the first quarter of 2020, the Company incurred costs of $8 associated with the early termination of debt.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2020	2019	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$957.3	$1,186.9	(19)%
Cost of sales	(421.0)	(517.0)	(19)%
Selling, general and administrative expenses	(638.1)	(673.8)	(5)%
Operating loss	(101.8)	(3.9)	2,510%
Interest expense	(31.8)	(33.2)	(4)%
Interest income	1.2	1.7	(29)%
Other (expense) income, net	(18.2)	22.6	*
Gain on sale of business / assets	—	10.3	(100)%
Loss on extinguishment of debt and credit facilities	(7.8)	(2.0)	290%
Loss from continuing operations, before income taxes	(158.4)	(4.5)	3,420%
Loss from continuing operations, net of tax	(167.2)	(24.0)	597%
Net loss attributable to Avon	$(171.0)	$(32.7)	423%

Advertising expenses(1)	$(15.7)	$(16.1)	(2)%

Reconciliation of Non-GAAP Financial Measures
Gross margin	56.0%	56.4%	(40)
CTI restructuring	—	0.4
Adjusted gross margin	56.0%	56.8%	(80)

Selling, general and administrative expenses as a % of total revenue	66.7%	56.8%	990
CTI restructuring	(.2)	(4.1)	390
Costs related to Natura transaction	(8.9)	—	(890)
Other items	—	(.3)	30
Adjusted selling, general and administrative expenses as a % of total revenue	57.6%	52.4%	520

Operating loss	$(101.8)	$(3.9)	2,510%
CTI restructuring	1.8	53.5
Costs related to Natura transaction	85.5	—
Other items	—	4.1
Adjusted operating (loss) profit	$(14.5)	$53.7	(127)%

Operating margin	(10.6)%	(.3)%	(1,030)
CTI restructuring	.2	4.5	(430)
Costs related to Natura transaction	8.9	—	890
Other items	—	.3	(30)
Adjusted operating margin	(1.5)%	4.5%	(600)

Change in Constant $ Adjusted operating margin(2)			(590)

Loss before taxes	$(158.4)	$(4.5)	*
CTI restructuring	1.8	43.2
Costs related to Natura transaction	85.5	—
Other items	7.8	4.1

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2020	2019	%/Basis Point Change
Adjusted (loss) income before taxes	$(63.3)	$42.8	*

Income taxes	$(8.8)	$(19.5)	(55)%

Effective tax rate	(5.6)%	(433.3)%

Performance Metrics
Change in Active Representatives			(11)%
Change in units sold			(17)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended March 31, 2020
Revenue
During the three months ended March 31, 2020, revenue decreased 19% compared to the prior-year period, impacted by the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real and the Argentinian peso. Constant $ revenue decreased 14%.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 11%, across multiple markets. Average Representative Sales decreased 8% on a reported basis, unfavorably impacted by foreign exchange and Constant $ Average Representative Sales decreased 3%. The decline in Revenue and Constant $ revenue was due, in part, to the COVID-19 pandemic which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019.
Units sold decreased 17%, across all markets.
On a category basis, our product sales from reportable segments and associated growth rates were as follows:

	Three Months Ended March 31,		% Change
	2020	2019	US$	Constant $
Beauty:
Skincare	$296.8	$349.3	(15)%	(11)%
Fragrance	248.3	298.0	(17)	(13)
Color	148.7	189.2	(21)	(18)
Total Beauty	693.8	836.5	(17)	(14)
Fashion & Home:
Fashion	115.9	164.3	(29)	(28)
Home	90.1	115.4	(22)	(18)
Total Fashion & Home	206.0	279.7	(26)	(24)
Product sales	$899.8	$1,116.2	(19)	(16)
* Calculation not meaningful
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 1,030 basis points, and Adjusted operating margin decreased by 600 basis points, compared to the same period of 2019. The decline in operating margin was primarily driven by unfavorable impacts in both gross margin and SG&A. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Gross Margin
Gross margin decreased 40 basis points, and Adjusted gross margin decreased 80 basis points, compared to the same period of 2019.
Gross margin and Adjusted gross margin decreased as higher supply chain costs driven by obsolescence not entirely offset by the favorable impact of price/mix.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 990 basis points, and Adjusted SG&A as a percentage of total revenue increased 520 basis points, compared to the same period of 2019.
The impact of SG&A on segment margin was largely due to the impact of Revenue reduction causing deleverage of our fixed expenses as well as an unfavorable impact on bad debt reflecting the increased risk of recoverability of trade receivables due to COVID-19. Further, we have increased Representative, sales leader and field expense as well as advertising expense to reverse the revenue trends prior to the COVID-19 impacts.
Other Expenses
Interest expense decreased by approximately $1 and interest income decreased by approximately $1 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $8 is primarily comprised of the costs of termination of our revolving credit facility in the three month period ended March 31, 2020. The loss on extinguishment of debt and credit facilities in the three month period ended March 31, 2019 related to the cost of repaying a portion of the 2020 bonds.
Other (expense) income, net, of ($18) increased by approximately $41 from an income of $23 compared to the first quarter of 2019. The current period income is primarily attributable to the unfavorable impact of foreign exchange net losses in the first quarter of 2020 compared to gains in the first quarter of 2019.
Gain on sale of business/assets of approximately $10 in the three month period ended March 31, 2019 related to the result of the sale of Avon Manufacturing (Guangzhou), Ltd. to TheFaceShop Co., Ltd, which closed in February 2019.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Effective Tax Rate
The effective tax rates in 2020 and 2019 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2020 and 2019 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K.-based costs, such as interest on debt and corporate overhead.
Our effective tax rates for the three months ended March 31, 2020 and 2019 were (5.6)% and (433.3)%, respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $1.5. The effective tax rate in the first quarter of 2019 was favorably impacted by the accrual of income tax benefits of approximately $3.5 associated with the release of income tax reserves of approximately $3.7 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $.2.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of March 31, 2020, the global Coronavirus situation is a new piece of negative evidence the Company must consider. As of March 31, 2020, the increase in negative evidence due to Coronavirus has not resulted in any changes to the Company’s conclusions regarding the realizability of existing deferred tax assets that are not subject to a valuation allowance. The Company will continue to monitor the Coronavirus and other effects that could impact the conclusions regarding the realizability of its deferred tax assets. Potential negative evidence, including worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
See Note 18, Income Taxes, to the Consolidated Financial Statements included herein for more information on the effective tax rate, and Note 12, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.
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
•foreign currency translation, which had an impact of approximately nil to operating profit and Adjusted operating profit, or an unfavorable impact of approximately 70 basis points and 20 basis points to operating margin and Adjusted operating margin respectively; and
•foreign exchange net losses, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in an unfavorable impact of approximately $40 before tax on both a reported and Adjusted basis.
Segment Review
The Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura, we have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments.
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of central expenses to the extent they support the operating activity of the segment. Segment profit excludes certain CTI restructuring initiatives, certain significant asset impairment charges, and other expenses, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources. See Note 10, Segment Information, to the Consolidated Financial Statements included herein for a reconciliation of segment profit to operating profit.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Avon International

	Three Months Ended March 31,
			%/Basis Point Change
	2020	2019	US$	Constant $
Total revenue	$477.1	$574.7	(17)%	(15)%
Segment profit	$2.7	$50.0	(95)%	(91)%

Segment margin	.6%	8.7%	(810)	(800)

Change in Active Representatives				(10)%
Change in units sold				(17)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2020
Total revenue decreased 17% compared to the prior-year period impacted unfavorably by the impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the South African Rand and the Turkish Lira. On a Constant $ basis, revenue decreased 15% primarily driven by a decrease in Active Representatives of 10% across most markets in Europe, Middle East & Africa and Asia Pacific. The decline in Revenue and Constant $ revenue was due, in part, to the COVID-19 pandemic which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019.
Segment margin decreased 810 basis points, or 800 on a constant $ basis.
The gross margin was relatively unchanged as the positive impact of price/mix fully offset the unfavorable impact of higher supply chain costs driven by inventory obsolescence of non-beauty products.
The impact of SG&A on segment margin was largely due to the impact of Revenue reduction causing deleverage of our fixed expenses as well as an unfavorable impact on bad debt reflecting the increased risk of recoverability of trade receivables due to COVID-19. Further, we have increased Representative, sales leader and field expense as well as advertising expense to reverse the revenue trends prior to the COVID-19 impacts.

Avon Latin America

	Three Months Ended March 31,
			%/Basis Point Change
	2020	2019	US$	Constant $
Total revenue	$480.2	$612.2	(22)%	(12)%
Segment (loss) profit	(17.2)	12.7	(235)%	(220)%

Segment margin	(3.6)%	2.1%	(570)	(510)

Change in Active Representatives				(11)%
Change in units sold				(16)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2020
Total revenue decreased 22% compared to the prior-year period, impacted by the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real and the Argentinian peso. On a Constant $ basis, revenue declined 12% primarily driven by a decrease in Active Representatives of 11% across all markets in Latin America. The decline in Revenue and Constant $ revenue was due, in part, to the COVID-19 pandemic which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Revenue in Brazil decreased 18%, unfavorably impacted by foreign exchange, while Brazil's Constant $ revenue decreased 5%. Revenue and Constant $ revenue in Brazil were primarily driven by a decrease in Active Representatives, which continued to be impacted by competitive pressures as well as the impact of COVID-19 towards the end of the first quarter.
Segment margin decreased 570 basis points, or 510 basis points on a Constant $ basis, due to a decline in both SG&A and gross margin.
The gross margin declined as a result of increased supply chain costs partially offset by the positive impact of price/mix.
The impact of SG&A on segment margin was primarily due to the impact of Revenue reduction causing deleverage of our fixed expenses as well as an unfavorable impact on bad debt reflecting the increased risk of recoverability of trade receivables due to COVID-19.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and private placement of notes. Furthermore, since January 3, 2020, we are part of the Natura &Co group of companies which will also give us access to intercompany funding.
The Company has cash on hand of $294 as of March 31, 2020. Our next debt maturity falls due in August 2022.
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. Due to the uncertain and rapidly evolving nature of current conditions around the world, the impacts of COVID most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain, we are therefore unable to predict accurately the impact that COVID-19 will have on our business going forward.
We are closely monitoring the evolution of the COVID-19 pandemic. We have taken and may continue to take temporary precautionary measures intended to help minimize the impact of the COVID-19 virus on our operations including:
•our focus has turned to producing essential hygiene products, such as soaps and shampoos, hand sanitizer gel and liquid alcohol;
•we are accelerating our digital plans;
•a large portion of our employees are working from home to safeguard the health and safety of our personnel; and
•we communicated social distancing protocols to our Representatives around the world.
As of the date of this report, we are unable to estimate the long term impact of the economic paralysis arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19.
Going concern
We expect the impact of COVID-19 to result in a decline in revenues during 2020 which will, in turn, result in lower cash generation from activities. Our forecasts and projections indicate that we should have sufficient liquidity to meet our obligations for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements contained herein. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third party banks and affiliate companies. Furthermore, the Company has received an irrevocable commitment from Natura &Co Holdings SA management that they will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein.
Other liquidity matters
We may seek to retire our outstanding debt in open market purchases, through existing call mechanisms, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of debt may be funded by cash or the incurrence of additional debt and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt to finance ongoing operations or to meet our other liquidity needs. However, our credit ratings remain below investment grade which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A of our 2019 Annual Report.
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
Cash Flows
Net Cash Used by Operating Activities of Continuing Operations
Net cash used by operating activities of continuing operations during the first three months of 2020 was approximately $294 as compared to net cash used by operating activities of continuing operations of approximately $143 during the first three months of 2019, an increased cash outflow of approximately $151. The increase in net cash used by operating activities was primarily due to unfavorable one-time items linked to the acquisition by Natura &Co and lower cash profits impacted by lower revenue levels. Cash outflows related the Natura Transaction included professional fees, senior officer severance and other expenses. Further information relating to the Natura Transaction is included in Note 19, Merger with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.
Net Cash (Used) Provided by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first three months of 2020 was approximately $5, as compared to net cash provided by continuing investing activities of approximately $26 during the first three months of 2019. The approximate $31 increase to net cash used by continuing investing activities was primarily due to the net proceeds of $46 from the sale of Avon Manufacturing (Guangzhou), Ltd in the first quarter of 2019.
Net Cash (Used) Provided by Financing Activities of Continuing Operations
Net cash used by continuing financing activities during the first three months of 2020 was approximately $33, as compared to cash provided by continuing financing activities of $18 in the first months of 2019. The approximate $51 adverse impact to net cash from financing activities was primarily due $26 of payments to settle stock options related to the Natura &Co transaction and a dividend payment of $9 during 2020. In 2019 we had an inflow of $24 connected to the sale of Avon Manufacturing (Guangzhou), Ltd.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
Less than 1% of our debt portfolio, our short term debt, is exposed to floating interest rates. Our long term borrowings are all at fixed rates of interest.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Since 2016, all of our consolidated revenue has been derived from operations of subsidiaries outside of the U.S. The functional currency for most of our foreign operations is their local currency. We may reduce our exposure to fluctuations in cash flows associated with changes in foreign exchange rates by creating offsetting positions, including through the use of derivative financial instruments.
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
Additional information identifying such factors is contained in Item 1A of our 2019 Form 10-K for the year ended December 31, 2019, and in Item 1A of this 10-Q. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2019 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
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

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 8, Contingencies, to the Consolidated Financial Statements included herein.
ITEM 1A. RISK FACTORS

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic.

Public health officials worldwide have recommended and mandated precautions to mitigate the spread of COVID-19, including restrictions on manufacturing, distribution, congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, manufacturing and distribution of our products have been negatively impacted and could be further affected in the future. Our suppliers have been similarly impacted which further affects our ability to produce and distribute. Distribution has also been impacted by certain restrictions on import and export in various countries and we anticipate that such restrictions will continue in the future. As a result of the COVID-19 pandemic, we have also been unable to satisfy certain demand for our products. The pandemic has also led to challenges in recruiting Representatives, and enrollment of Representatives will likely occur at a slower pace. As a result, customers have experienced and will continue to experience delays in receiving our products. Additionally, there is a general risk that our employees or other workers could be exposed to the virus and that an incident of infection in one of our sites could result in “lock-down” measures for the whole site that could negatively impact our business.
Our results will continue to be adversely impacted by these public health restrictions and other actions taken to contain or mitigate the impact of COVID-19. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.
We expect the impact of COVID-19 to result in a decline in revenues during 2020 which will, in turn, result in lower cash generation from activities. Our forecasts and projections indicate that we should have sufficient liquidity to meet our obligations for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein. If the downturn is deeper or for longer than we anticipate then we may need the support of our ultimate parent company, Natura &Co Holdings SA. For further information see Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
There is uncertainty around the duration and breadth of the COVID-19 pandemic and the response to it. As a result the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time. While we expect the impacts of COVID-19 to continue to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or precise nature of these impacts at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Repurchases
The following table provides information about our purchases of our common stock during the quarterly period ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1 - 1/31/20	—	$—	*	*
2/1 - 2/29/20	—	—	*	*
3/1 - 3/31/20	—	—	*	*
Total	—	$—	*	*
* These amounts are not applicable as the Company does not have a share repurchase program in effect.
ITEM 5. OTHER INFORMATION
On May 13, 2020, the Company’s subsidiary, Avon Luxembourg Holdings S.à r.l entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l,. a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $100,000,000 which may be used for working capital and other general corporate purposes (the “Facility”). Any

AVON PRODUCTS, INC.

borrowings under the Facility will bear interest at a rate per annum of LIBOR plus 7.7% and the Facility will mature on May 31, 2022.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

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

AVON PRODUCTS, INC.
(Registrant)

Date:	May 14, 2020	/s/ Elena Casap
Elena Casap
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.