Form 10-Q
period 2020-06-30
AVON PRODUCTS INC
filed 2020-08-14
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

The number of shares of Common Stock (par value $0.01) outstanding at June 30, 2020 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	June 30, 2020	June 30, 2019
Product sales	$573.1	$1,108.8
Other revenue	31.6	66.0
Revenue from affiliates of Natura &Co	1.8	—
Total revenue	606.5	1,174.8
Costs, expenses and other:
Cost of sales	(250.5)	(497.5)
Selling, general and administrative expenses	(406.1)	(646.8)
Operating (loss) income	(50.1)	30.5

Interest expense	(31.7)	(30.7)
Interest income	.3	1.5
Other (expense) income, net	(.9)	6.8
Gain on sale of business/assets	.1	13.2
Total other expenses	(32.2)	(9.2)

(Loss) income from continuing operations, before income taxes	(82.3)	21.3
Income taxes	(6.1)	(27.2)
Loss from continuing operations, net of tax	(88.4)	(5.9)
Loss from discontinued operations, net of tax	(5.1)	(13.2)
Net loss	(93.5)	(19.1)
Net loss (income) attributable to noncontrolling interests	.7	(.4)
Net loss attributable to Avon	$(92.8)	$(19.5)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

	Six Months Ended
(In millions, except per share data)	June 30, 2020	June 30, 2019
Product sales	$1,472.9	$2,225.0
Other revenue	89.1	136.7
Revenue from affiliates of Natura &Co	1.8	—
Total revenue	1,563.8	2,361.7
Costs, expenses and other:
Cost of sales	(671.5)	(1,014.5)
Selling, general and administrative expenses	(1,044.2)	(1,320.6)
Operating (loss) income	(151.9)	26.6

Interest expense	(63.5)	(63.9)
Loss on extinguishment of debt and credit facilities	(7.8)	(2.0)
Interest income	1.5	3.2
Other (expense) income, net	(19.1)	29.4
Gain on sale of business/assets	.1	23.5
Total other expenses	(88.8)	(9.8)

(Loss) income from continuing operations, before income taxes	(240.7)	16.8
Income taxes	(14.9)	(46.7)
Loss from continuing operations, net of tax	(255.6)	(29.9)
Loss from discontinued operations, net of tax	(9.8)	(22.7)
Net loss	(265.4)	(52.6)
Net loss attributable to noncontrolling interests	1.6	.4
Net loss attributable to Avon	$(263.8)	$(52.2)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2020	June 30, 2019
Net loss	$(93.5)	$(19.1)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(.2)	4.1
Unrealized (loss) gain on revaluation of long-term intercompany balances	(3.3)	.3
Change in unrealized loss on cash flow hedges, net of taxes of $0.0 and $0.0	—	(.7)
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	2.0	1.8
Total other comprehensive (loss) income, net of income taxes	(1.5)	5.5
Comprehensive loss	(95.0)	(13.6)
Less: comprehensive loss (income) attributable to noncontrolling interests	.7	(.3)
Comprehensive loss attributable to Avon	$(94.3)	$(13.9)
The accompanying notes are an integral part of these statements.

	Six Months Ended
(In millions)	June 30, 2020	June 30, 2019
Net loss	$(265.4)	$(52.6)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(84.0)	1.2
Unrealized losses on revaluation of long-term intercompany balances	(26.6)	(.2)
Change in unrealized gains, (losses) on cash flow hedges, net of taxes of $0.0 and $0.0	.6	(2.6)
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.4 and $0.3	4.0	3.1
Total other comprehensive (loss) income, net of income taxes	(106.0)	1.5
Comprehensive loss	(371.4)	(51.1)
Less: comprehensive loss attributable to noncontrolling interests	1.8	.4
Comprehensive loss attributable to Avon	$(369.6)	$(50.7)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 (Audited) and June 30, 2020 (Unaudited)

(In millions)	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$285.8	$650.6
Restricted cash	10.7	2.9
Accounts receivable, net	156.9	280.2
Receivables from affiliates of Natura &Co	1.9	—
Inventories	436.7	452.3
Prepaid expenses and other	240.5	252.1
Assets held for sale	12.3	22.6
Total current assets	1,144.8	1,660.7
Property, plant and equipment, at cost	1,086.6	1,203.0
Less accumulated depreciation	(665.7)	(715.0)
Property, plant and equipment, net	420.9	488.0
Right-of-use assets	160.1	175.4
Goodwill	76.9	86.2
Deferred tax asset	126.5	161.2
Other assets	438.0	514.8
Total assets	$2,367.2	$3,086.3
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$28.2	$1.8
Loan from affiliates of Natura &Co	4.6	—
Accounts payable	538.8	723.3
Payables to affiliates of Natura &Co	91.5	—
Dividends payable	—	8.7
Accrued compensation	73.8	114.5
Other accrued liabilities	344.2	410.7
Sales taxes and taxes other than income	95.2	118.7
Income taxes	—	7.4
Current liabilities of discontinued operations	17.3	16.0
Total current liabilities	1,193.6	1,401.1
Long-term debt	1,593.1	1,590.4
Long-term operating lease liability	129.3	143.3
Employee benefit plans	130.5	137.6
Long-term income taxes	113.7	128.7
Other liabilities	86.5	90.5
Total liabilities	3,246.7	3,491.6
Series C convertible preferred stock	—	578.5
Shareholders’ Deficit
Common stock	—	192.6
Additional paid-in capital	524.2	2,321.2
Retained earnings	(262.9)	2,138.9
Accumulated other comprehensive loss	(1,145.8)	(1,040.0)
Treasury stock, at cost	—	(4,603.3)
Total Avon shareholders’ deficit	(884.5)	(990.6)
Noncontrolling interests	5.0	6.8
Total shareholders’ deficit	(879.5)	(983.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$2,367.2	$3,086.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net loss	$(265.4)	$(52.6)
Loss from discontinued operations, net of tax	(9.8)	(22.7)
Loss from continuing operations, net of tax	(255.6)	(29.9)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	30.2	36.5
Amortization	13.1	12.8
Provision for doubtful accounts	52.7	58.7
Provision for obsolescence	21.4	16.2
Share-based compensation	18.6	5.2
Foreign exchange losses (gains)	25.7	(7.3)
Deferred income taxes	14.9	7.3
Impairment loss on assets	.7	13.3
Gain on sale of business / assets	(.1)	(23.5)
Other	13.2	5.2
Changes in assets and liabilities:
Accounts receivable	36.8	(40.9)
Inventories	(52.6)	18.0
Prepaid expenses and other	(12.0)	15.2
Accounts payable and accrued liabilities	(191.7)	(211.3)
Income and other taxes	(23.7)	7.2
Noncurrent assets and liabilities	(15.8)	(18.3)
Net cash used by operating activities of continuing operations	(324.2)	(135.6)
Cash Flows from Investing Activities
Capital expenditures	(21.1)	(32.5)
Disposal of assets	1.1	.8
Net proceeds from sale of business / assets	10.0	76.5
Other investing activities	.4	—
Net cash (used) provided by investing activities of continuing operations	(9.6)	44.8
Cash Flows from Financing Activities
Cash dividends	(8.6)	—
Debt, net (maturities of three months or less)	10.1	.5
Proceeds from debt	20.0	—
Repayment of debt	(.2)	(.3)
Repurchase of common stock	(.4)	(1.1)
Settlement of stock options	(25.8)	—
Other financing activities	—	(9.2)
Net cash used by financing activities of continuing operations	(4.9)	(10.1)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(8.4)	(4.6)
Net cash used by discontinued operations	(8.4)	(4.6)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(17.4)	(2.3)
Net decrease in cash and cash equivalents, and restricted cash	(364.5)	(107.8)
Cash and cash equivalents, and restricted cash at beginning of period(1)	661.0	536.4
Cash and cash equivalents, and restricted cash at end of period (2)	$296.5	$428.6

The accompanying notes are an integral part of these statements.
(1)The balance at the beginning of the six-month period ended June 30, 2019 includes cash and cash equivalents of $3.7 classified as Held for sale assets in our Consolidated Balance Sheets.

(2)The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows for the six-month period ended June 30, 2020.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$285.8	$650.6
Restricted cash	10.7	2.9
Long-term restricted cash(1)	—	7.5
Cash and cash equivalents, and restricted cash at end of period per the statement of cash flows	$296.5	$661.0

(1) Long-term restricted cash is presented in other assets in our Consolidated Balance Sheets. The balance of $7.5 as of December 31, 2019 resulting from the sale of Avon Manufacturing (Guangzhou), Ltd has been reclassified to short-term restricted cash as of June 30, 2020.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions, except per share data)	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2019	770.0	$192.6	$2,321.2	$2,138.9	$(1,040.0)	319.9	$(4,603.3)	$6.8	$(983.8)
Credit Losses Cumulative catch up	—	—	—	(2.0)	—	—	—	—	(2.0)
Net loss	—	—	—	(171.0)	—	—	—	(.9)	(171.9)
Other comprehensive loss	—	—	—	—	(104.3)	—	—	(.2)	(104.5)
Conversion of Series C convertible preferred stock (1)	—	—	—	(710.8)	—	(87.0)	1,197.6	—	486.8
Exercise/ vesting/ expense of share-based compensation	—	(.2)	(9.7)	—	—	—	—	—	(9.9)
Exchange of common stock (2)	(770.0)	(192.4)	(1,788.1)	(1,425.2)	—	(232.9)	3,405.7	—	—
Balances at March 31, 2020 (3)	—	$—	$523.4	$(170.1)	$(1,144.3)	—	$—	$5.7	$(785.3)
Net loss	—	—	—	(92.8)	—	—	—	(.7)	(93.5)
Other comprehensive loss	—	—	—	—	(1.5)	—	—	—	(1.5)
Exercise/ vesting/ expense of share-based compensation	—	—	.8	—	—	—	—	—	.8
Balances at June 30, 2019	—	$—	$524.2	$(262.9)	$(1,145.8)	—	$—	$5.0	$(879.5)

(1) On December 30, 2019, an affiliate of Cerberus Capital Management, L.P. ("Cerberus") elected to convert 435,000 shares of Series C Preferred Stock into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, conditioned on the Conversion Condition (as defined below). See Note 13, Series C Convertible Preferred Stock.

(2) In January 2020, subsequent to the Transaction, the Company restated its certificate of incorporation to effect a change in capitalization of the Company by changing the number of authorized shares of stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, were common stock and (ii) 25,000,000 shares, par value $1.00 per share, were preferred stock) to 1,000 shares of common stock, par value $0.01 per share. As a result of the Merger, all of the issued and outstanding common stock of the Company, being 550,890,788, were canceled and converted. See Note 19, Mergers  with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.

(3) The number of shares of Common Stock (par value $0.01 per share) outstanding at June 30, 2020 was 101.34.

(In millions, except per share data)	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2018	761.8	$190.3	$2,303.6	$2,234.3	$(1,030.4)	319.4	$(4,602.3)	$7.7	$(896.8)
Net loss	—	—	—	(32.7)	—	—	—	(.8)	(33.5)
Other comprehensive loss	—	—	—	—	(4.0)	—	—	.1	(3.9)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.2)	—	—	—	—	(6.2)
Exercise/ vesting/ expense of share-based compensation	1.3	.3	(1.5)	—	—	—	—	—	(1.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—	—	—	—	.1	.1
Balances at March 31, 2019	763.1	$190.6	$2,302.1	$2,195.4	$(1,034.4)	319.4	$(4,602.3)	$7.1	$(941.5)
Net (loss) income	—	—	—	(19.5)	—	—	—	.4	(19.1)
Other comprehensive income	—	—	—	—	5.5	—	—	—	5.5
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.4)	—	—	—	—	(6.4)
Exercise/ vesting/ expense of share-based compensation	—	—	5.4	—	—	—	—	—	5.4
Repurchase of common stock	.1	.1	—	—	—	.5	(1.0)	—	(1.0)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—	—	—	—	(.3)	(.3)
Balances at June 30, 2019	763.2	$190.7	$2,307.5	$2,169.5	$(1,028.9)	319.9	$(4,603.3)	$7.2	$(957.3)

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2019 Annual Report on Form 10-K ("2019 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. In addition, upon the consummation of the Transaction with Natura &Co Holding S.A. ("Natura &Co Holding"), the Company became a wholly owned subsidiary of Natura &Co Holding and Avon common stock ceased to be traded on the NYSE. As a result, we have excluded disclosures of Earnings per Share from our consolidated financial statements.
The Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura &Co Holding, we have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 10, Segment Information, to the Consolidated Financial Statements contained herein for more information.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the Company had tooling, net of amortization of $8.4 and $12.9, respectively. The tooling balance as of December 31, 2019, representing cost of $94.4 and accumulated depreciation of $81.5, previously included in other long-term assets has been reclassified to property, plant and equipment to conform to the current year presentation. The prior period reflects the reclassification of the balance to conform to the current year presentation, which is consistent with industry practice.
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. During the second quarter of 2020, COVID-19 had a significant impact on our operations as many markets were subject to lockdown restrictions which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. Due to the uncertain and rapidly evolving nature of current conditions around the world, the impacts of COVID-19 most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain, we are therefore unable to predict accurately the impact that COVID-19 will have on our business going forward.

We are closely monitoring the evolution of the COVID-19 pandemic and deciding on actions to minimize impacts, ensure the continuity of operations and promote the safety and health of all the people involved. Since the beginning of the virus spread

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
and the consequent restrictive measures imposed by governments, such as closing non-essential trade and restricting the movement of people across borders, the Company has implemented some measures in all its operations, in line with the official measures:

•Incentives to remote working and adoption of essentiality criteria to limit industrial and logistical operations;
•Adoption of new safety measures for operational workers, such as the use of masks and procedures to distance people between processes;
•Re-planning of sales cycles, prioritizing personal care items;
•Speeding up the digitization of sales channels;
•We communicated social distancing protocols to our Representatives around the world;
•Change in the minimum order criteria, start kit and increased deadline for payment of Representatives; and
•Daily monitoring of suppliers to ensure supply.

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

The impact of COVID-19 on our financial performance was more severe in the first half of the second quarter with signs of recovery in the second half of the quarter due to actions taken by the Company to operate during the pandemic and the easing of some lockdown restrictions. This recovery was subsequently impacted by the cyber incident later in the quarter.
Cyber incident
In June 2020, the Company became aware that it was exposed to a cyber incident in its Information Technology environment which interrupted some systems and partially affected operations. We engaged leading external cyber security and IT general controls specialists, launched a comprehensive containment and remediation effort and started a forensic investigation. As of the date of this report, the Company has re-established all of its core business processes and resumed operations in all of its markets, including all of its distribution centers. The Company continues to investigate and evaluate the extent of the cyber incident, while working diligently to mitigate its impacts and re-evaluate our IT general controls.
The cyber incident had a significant impact on our revenue performance for the second quarter of 2020, with the majority of the impact (approximately $87 million in sales) being shifted to the third quarter of 2020 as the company fulfills the order backlog created. The incremental expense incurred as a result of the cyber incident in the second quarter of 2020 was not material.
Although we have no indications that the accuracy and completeness of any financial information was impacted as a result of the incident and the Company has performed extensive procedures to validate such accuracy and completeness, we believe that, if the incident had gone differently, it could have potentially resulted in a material impact to the Company’s financial statements.
Going concern
We expect some negative impact on revenue from COVID-19 to continue for the remainder of 2020 which will, in turn, result in lower cash generation from activities. Our forecasts and projections indicate that we should have sufficient liquidity to meet our obligations for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements contained herein. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Furthermore, the Company has received an irrevocable commitment from Natura &Co Holding management that they will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein.
Accounting Standards Implemented
ASU 2016-13, Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. We adopted this new accounting guidance effective January 1, 2020, using a modified retrospective transition approach. The adoption did not have a material impact on our condensed consolidated financial statements and disclosures and did not significantly impact the Company’s accounting policies or

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
estimation methods related to the allowance for doubtful accounts. The adoption resulted in a cumulative effect decrease to retained earnings of approximately $2 to reflect a change in the allowance for doubtful accounts.
Accounting Standards to be Implemented
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes, which is intended to simplify the accounting standard and improve the usefulness of information provided in the financial statements. We intend to implement this new accounting guidance effective January 1, 2021, however early adoption is permitted. We are currently assessing the impact this new accounting guidance will have on our financial statements.

2. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE AND DIVESTITURES
Discontinued Operations
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus. The agreements resulted in the separation of the Company’s North America business, which represented the Company’s operations in the United States, Canada and Puerto Rico, from the Company into New Avon Company, formerly New Avon, LLC ("New Avon"), a privately held company majority-owned and managed by Cerberus NA Investor LLC (an affiliate of Cerberus). The Company retained an investment of 19.9% ownership interest in New Avon. These transactions closed on March 1, 2016; from that date, resolution of contingent liabilities relating to Avon’s ownership and operation of the North America business prior to its separation from the Company into New Avon have been treated as discontinued operations. In April 2019, we signed an agreement with LG Household & Health Care Ltd. to sell our 19.9% ownership interest in New Avon, which was completed during August 2019.
The Company incurred costs during the three and six months ended June 30, 2020 and 2019 following the resolution of certain contingent liabilities related to its ownership and operation of the North America business prior to its separation into New Avon.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative expenses	$5.1	$13.2	$9.8	$22.7
Operating loss	$(5.1)	$(13.2)	$(9.8)	$(22.7)
Loss from discontinued operations, net of tax	$(5.1)	$(13.2)	$(9.8)	$(22.7)
Assets Held for Sale
The major classes of assets comprising held for sale assets on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 are shown in the following table.

	June 30, 2020	December 31, 2019

Current held for sale assets
Property, Plant and Equipment (net)	12.3	22.6
At December 31, 2019, in line with the Open Up Avon strategy the Company classified five properties which met the held for sale criteria under ASC 360 as "held for sale". During the first quarter of 2020, the Company decided not to proceed with the sale of one property in the Avon International segment and one property in the Avon Latin America segment with a carrying value of $9.1. As a result, the Company reclassified such properties from held for sale to property, plant and equipment during the first quarter of 2020. At the time of reclassification, we recorded a true up on depreciation resulting in an immaterial impact on our Consolidated Statements of Operations.
During the second quarter of 2020, the Company decided to proceed with the sale of the one property in the Avon Latin America segment with a carrying value of $3.0. As a result, the Company reclassified the property from property, plant and equipment to held for sale and depreciation has ceased.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
At June 30, 2020, assets held for sale include two properties in Avon International segment and one property in the Avon Latin America Segment.
Divestitures
Hungary Distribution Center in Gödöllő
In April 2020, we signed an agreement to sell the Hungary Distribution Center in Gödöllő for a selling price of $3.4, and received a deposit of $.3. In June 2020, we completed the sale of the asset and the remaining proceeds of $3.1 were received. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows.
In the second quarter of 2020, we recorded a gain of $.1 before and after tax, which is reported separately in the Consolidated Statements of Operations. The gain represents the difference between the proceeds and the carrying value of the Hungary Distribution Center on the date of sale.
China Wellness Plant
In March 2020, we signed an agreement to sell the China Wellness Plant for a total selling price of $6.6 before expenses and we expect this transaction to close during the third quarter of 2020. In the six-month period ended June 30, 2020 we received a cash deposit for the selling price of $6.6, presented as investing activities in the Consolidated Statement of Cash Flows, which includes $3.3 of restricted cash.
Rye Office
On June 26, 2019, we completed the sale of the Rye office for a selling price of $23.2, less expenses of approximately $.8, resulting in proceeds of $22.4. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows.
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

China manufacturing
On February 15, 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd. ("TheFaceShop"), of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total selling price of $71.0, less expenses of approximately $1.1. The selling price included $23.5 relating to outstanding intercompany loans payable to Avon Manufacturing (Guangzhou), Ltd. from other Avon subsidiaries that was presented as financing activities in the Consolidated Statement of Cash Flows, this was subsequently settled in April 2019. The cash proceeds of $46.4, net of loan amounts, are presented as investing activities in the Consolidated Statement of Cash Flows, which includes $7.5 of restricted cash as of December 31, 2019. This was subsequently reclassified to short-term restricted cash in the three-month period ended March 31, 2020.
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
The following tables present the related party transactions with Natura &Co and its affiliates, New Avon, affiliates of Cerberus and the Instituto Avon in Brazil. There are no other related party transactions. On August 14, 2019, we sold our investment in New Avon to LG Household & Health Care Ltd. Upon completion of the sale, New Avon was no longer a related party.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statement of Operations Data
Revenue from sale of product to New Avon(1)	N/A	$3.7	N/A	$8.5
Gross profit from sale of product to New Avon(1)	N/A	$—	N/A	$.1

Cost of sales for purchases from New Avon(2)	N/A	$.8	N/A	$1.5

Revenue from affiliates of Natura &Co(8)	$1.8	$—	$1.8	$—
Gross profit from affiliates of Natura &Co(8)	$.4	$—	$.4	$—

Selling, general and administrative expenses related to New Avon:
Transition services, intellectual property, technical support and innovation and subleases	N/A	$(.1)	N/A	$(.2)
Project management team(3)	N/A	$2.1	N/A	$3.4
Interest income from Instituto Avon(4)	$—	$.1	$—	$.1
Interest expense on Loan from affiliates of Natura &Co(7)	$(.3)	$—	$(.3)	$—

	June 30, 2020	December 31, 2019
Balance Sheet Data
Receivables due from Instituto Avon(4)	$1.2	$2.1
Receivables due from affiliates of Natura &Co(8)	$1.9	$—
Payables due to an affiliate of Cerberus(5)	N/A	$2.1
Payables due to affiliates of Natura &Co(6)	$91.5	$—
Loan from affiliates of Natura &Co(7)	$4.6	$—
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd, from that point New Avon was no longer a related party. Transactions entered into with New Avon for the three and six month periods ended June 30, 2019 have been disclosed above.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement discussed in footnote (1) above. The Company purchased $.6 from New Avon associated with this agreement during the three months ended June 30, 2019, and recorded $.8 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the three months ended June 30, 2019. The Company purchased $1.4 from New Avon associated with this agreement during the six months ended June 30, 2019, and recorded $1.5 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the six months ended June 30, 2019. Transactions entered into with New Avon for the three and six month periods ended June 30, 2019 have been disclosed above. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd; from that point New Avon was no longer a related party.
(3) The Company also entered into agreements with an affiliate of Cerberus, which provided for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the implementation of the Company’s strategic initiatives. Furthermore, upon consummation of the Transaction with Natura &Co Holding in January 2020, Cerberus ceased being a related party. During the three and six months ended June 30, 2019 the Company recorded net costs of $2.1 and $3.4, respectively, in selling, general and administrative expenses associated with these agreements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
(4) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, R$12 million (Brazilian reais) for an unsecured five-year term at a fixed interest rate of 7% per annum, to be paid back in five equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with the board and executive team comprised of Avon Brazil management. The purpose of the loan was to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment.
(5) Payables due to an affiliate of Cerberus related to the agreement for the project management team, classified within other accrued liabilities in our Consolidated Balance Sheets. Upon the consummation of Transaction with Natura in January 2020, Cerberus ceased their involvement in Company operations and is no longer a related party.
(6) Upon consummation of the Transaction on January 3, 2020, the Company was acquired by Natura &Co Holding and became a wholly owned direct subsidiary of Natura &Co Holding. The payables due to Natura &Co Holding relate to the amount of accrued dividend paid by Natura &Co Holding in relation to Series C preferred stock and is presented separately in the Consolidated Balance Sheet. On December 30, 2019, Cerberus elected to convert 435,000 shares of series C preferred stock, representing all shares of series C preferred stock outstanding, into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, pursuant to the holder of the Company’s series C preferred stock’s rights under the Company’s certificate of incorporation. The foregoing election was conditioned upon the filing of the certificates of merger with respect to the First Merger (the "Conversion Condition"). Upon consummation of the Transaction in January 2020, the Company’s common stock was converted to Natura &Co Holding common stock. In January 2020 Natura &Co Holding paid the accrued unpaid dividends on the shares of series C preferred stock in an amount equal to U.S. $91.5 to Cerberus. The Company intends to repay this balance. See Note 13, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cleveland Apple Investor L.P. ("Cerberus Investor") (an affiliate of Cerberus).
(7) During the second quarter of 2020, the Company entered into an agreement to receive funding from Natura &Co Holding with respect to our Argentina operations. At June 30, 2020 the balance outstanding under this loan is 300 Argentinian Pesos, which is equivalent to $4.6. See Note 17, Debt for further details of the terms of this loan.
(8) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $1.8 and gross profit of $.4 associated with these agreements during the quarter ended June 30, 2020. The receivables from Natura &Co Holding relate to these manufacturing agreements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended June 30, 2020
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$122.6	$93.6	$216.2	$—	$216.2
Fragrance	78.7	70.8	$149.5	—	149.5
Color	45.3	29.9	$75.2	—	75.2
Total Beauty	246.6	194.3	440.9	—	440.9
Fashion & Home:
Fashion	38.4	26.9	65.3	—	65.3
Home	7.8	59.1	66.9	—	66.9
Total Fashion & Home	46.2	86.0	132.2	—	132.2
Product sales	292.8	280.3	573.1	—	573.1
Representative fees	11.1	18.1	29.2	—	29.2
Other	1.1	1.3	2.4	1.8	4.2
Other revenue	12.2	19.4	31.6	1.8	33.4
Total revenue	$305.0	$299.7	$604.7	$1.8	$606.5

	Three Months Ended June 30, 2019
	Avon International	Avon Latin America	Total
Beauty:
Skincare	$165.9	$180.0	$345.9
Fragrance	143.0	160.1	303.1
Color	92.9	87.9	180.8
Total Beauty	401.8	428.0	829.8
Fashion & Home:
Fashion	95.0	61.2	156.2
Home	13.8	109.0	122.8
Total Fashion & Home	108.8	170.2	279.0
Product sales	510.6	598.2	1,108.8
Representative fees	22.7	39.0	61.7
Other	.8	3.5	4.3
Other revenue	23.5	42.5	66.0
Total revenue	$534.1	$640.7	$1,174.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Six Months Ended June 30, 2020
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$273.2	$239.6	$512.8	$—	$512.8
Fragrance	211.0	186.8	$397.8	—	397.8
Color	130.4	93.6	$224.0	—	224.0
Total Beauty	614.6	520.0	1,134.6	—	1,134.6
Fashion & Home:
Fashion	111.2	70.2	$181.4	—	181.4
Home	20.9	136.0	$156.9	—	156.9
Total Fashion & Home	132.1	206.2	338.3	—	338.3
Product sales	746.7	726.2	1,472.9	—	1,472.9
Representative fees	31.3	48.8	$80.1	—	80.1
Other	4.1	4.9	$9.0	1.8	10.8
Other revenue	35.4	53.7	89.1	1.8	90.9
Total revenue	$782.1	$779.9	$1,562.0	$1.8	$1,563.8

	Six Months Ended June 30, 2019
	Avon International	Avon Latin America	Total
Beauty:
Skincare	$338.2	$357.0	$695.2
Fragrance	294.7	306.4	601.1
Color	200.0	170.0	370.0
Total Beauty	832.9	833.4	1,666.3
Fashion & Home:
Fashion	198.4	122.1	320.5
Home	28.7	209.5	238.2
Total Fashion & Home	227.1	331.6	558.7
Product sales	1,060.0	1,165.0	2,225.0
Representative fees	47.0	78.6	125.6
Other	1.8	9.3	11.1
Other revenue	48.8	87.9	136.7
Total revenue	$1,108.8	$1,252.9	$2,361.7

In January 2020 the Company became a fully owned subsidiary of Natura &Co Holding. As a result of this transaction, the Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura &Co Holding, we have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 10, Segment Information, to the Consolidated Financial Statements contained herein for more information.

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
The following table provides information about receivables and contract liabilities from contracts with customers at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts receivable, net of allowances of $57.0 and $66.6	$156.9	$280.2
Contract liabilities	$39.1	$51.0
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the six months ended June 30, 2020, we recognized $34.5 of revenue related to the contract liability balance at the beginning of the six-month period ended June 30, 2020, as the result of performance obligations satisfied. In addition, we deferred an additional $25.9 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at June 30, 2020 as compared with December 31, 2019.
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
Costs to fulfill contracts with Representatives are composed of shipping and handling (including order processing) and payment processing services, which are expensed as incurred. The fees for these services are included in the transaction price.

5. INVENTORIES

Components of Inventories	June 30, 2020	December 31, 2019
Raw materials	$128.8	$130.6
Finished goods	307.9	321.7
Total	$436.7	$452.3

AVON PRODUCTS, INC.

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

	Classification	June 30, 2020	December 31, 2019
Assets
Operating right-of-use assets	Right-of-use asset	$160.1	$175.4
Finance right-of-use assets	Property, Plant and Equipment	1.9	2.4
Total right-of-use assets		162.0	177.8

Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$44.3	$45.7
Finance lease liabilities	Other accrued liabilities	.6	1.0
Total current lease liabilities		44.9	46.7

Noncurrent
Operating lease liabilities	Long-term operating lease liability	$129.3	$143.3
Finance lease liabilities	Long-term debt	1.5	1.4
Total noncurrent lease liabilities		$130.8	$144.7

Total lease liability		$175.7	$191.4

The table below shows the lease income and expenses recorded in the Consolidated Statement of Operations incurred during the three and six months ended June 30, 2020 and 2019.

		Three months ended June 30,		Six months ended June 30,
Lease Costs	Classification	2020	2019	2020	2019
Operating lease cost (1)	Selling, general and administrative expenses	$15.8	$16.6	$31.8	$33.3
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	.3	.4	.6	.9
Interest on lease liabilities	Interest Expense	.1	.1	.1	.2
Short-term leases costs	Selling, general and administrative expenses	.6	.8	1.2	1.9
Sublease income (2)	Selling, general and administrative expenses	(4.5)	(2.6)	(8.6)	(5.8)
Net lease cost		$12.3	$15.3	$25.1	$30.5
(1) Includes variable lease costs which are immaterial. These are presented in selling, general and administrative expenses in our Consolidated Statements of Operations.
(2) Sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The maturity analysis of the finance and operating lease liabilities is reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted finance and operating lease liabilities as recognized in the June 30, 2020 Consolidated Balance Sheet:

AVON PRODUCTS, INC.

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	$32.4	$.4	$32.8
2021	52.9	.9	53.8
2022	44.9	.7	45.6
2023	29.7	.2	29.9
2024	21.2	.1	21.3
2025	18.3	—	18.3
Thereafter	12.1	—	12.1
Total lease payments	$211.5	$2.3	$213.8
Less: Interest	(37.9)	(.2)	(38.1)
Present value of lease liabilities	$173.6	$2.1	$175.7

At December 31, 2019 our operating and finance lease obligations by due dates were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	59.7	1.2	60.9
2021	50.5	.9	51.4
2022	42.4	.6	43.0
2023	28.3	.1	28.4
2024	20.2	—	20.2
Thereafter	30.1	—	30.1
Total lease payments	$231.2	$2.8	$234.0
Less: Interest	(42.2)	(.4)	(42.6)
Present value of lease liabilities	$189.0	$2.4	$191.4
The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating and finance lease population. The Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.5	4.8
Finance leases	2.5	2.6
Weighted-average discount rate
Operating leases	8.8%	8.5%
Finance leases	12.5%	11.2%
The table below sets out the classification of lease payments in the Consolidated Statement of Cash Flows. The right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the three and six months ended June 30, 2020.

AVON PRODUCTS, INC.

	Three months ended June 30,		Six months ended June 30,
Other Information	2020	2019	2020	2019
Operating cash flows from operating leases	$15.7	$15.8	$31.8	$32.1
Operating cash flows from finance leases	.1	—	.1	—
Financing cash flows from finance leases	.2	.3	.6	.7
Cash paid for amounts included in measurement of liabilities	$16.0	$16.1	$32.5	$32.8

Right-of-use assets obtained in exchange for new finance liabilities	$.1	$.1	$.2	$.9
Right-of-use assets obtained in exchange for new operating liabilities	$.8	$8.0	$12.8	$20.0

7. EMPLOYEE BENEFIT PLANS

	Three Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Service cost(1)	$.4	$.5	$1.0	$1.0	$—	$—
Interest cost	.4	.6	2.8	3.8	.2	.3
Expected return on plan assets	(.7)	(.8)	(3.8)	(7.7)	—	—
Amortization of prior service credit	—	—	—	—	(.1)	—
Amortization of net actuarial losses	.8	.7	1.5	1.3	—	—
Settlements/curtailments	—	—	—	—	—	—
Net periodic benefit costs(1)	$.9	$1.0	$1.5	$(1.6)	$.1	$.3

	Six Months Ended June 30,
	Pension Benefits
Net Periodic Benefit Costs	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Service cost(1)	$.8	$1.0	$2.1	$2.0	$—	$—
Interest cost	.8	1.2	5.8	7.7	.3	.6
Expected return on plan assets	(1.4)	(1.6)	(7.9)	(15.6)	—	—
Amortization of prior service credit	—	—	—	—	—	—
Amortization of net actuarial losses	1.6	1.4	3.1	2.6	—	—
Settlements/curtailments	—	—	—	.1	—	—
Net periodic benefit costs(1)	$1.8	$2.0	$3.1	$(3.2)	$.3	$.6

(1) Service cost is presented in selling, general and administrative expenses in our Consolidated Statements of Operations. The components of net periodic benefit costs other than service cost are presented in other income (expense), net in our Consolidated Statements of Operations.
During the six months ended June 30, 2020, we made $2 of contributions to the U.S. and contributions of $3 to the non-U.S. defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2020, we anticipate contributing approximately $0 to $5 to fund our global defined benefit pension and postretirement benefit plans.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
8. CONTINGENCIES
Brazilian Tax Assessments
In December 2012, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received an excise tax ("IPI") assessment for the year 2008. The assessment totals approximately $179, including penalties and accrued interest. As in prior IPI cases that have been resolved in Avon’s favor, this assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil Manufacturing did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. In April 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $47 (including associated penalty and interest). The remaining $179 of the assessment was upheld at the second administrative level. In April 2018, we appealed this decision in the third administrative level and in December 2019, we received an unfavorable decision in the third administrative level. In June 2020, Avon was formally notified of the December unfavorable decision and presented a Motion for Clarification. In the coming weeks we should receive a notice on whether that appeal will be accepted for trial. If the assessment is upheld by the third administrative level, the case will continue in the judicial sphere.
In October 2017, Avon Brazil Manufacturing received a new tax assessment notice regarding IPI for the year 2014 on grounds similar to the 2012 assessment. The 2017 IPI assessment totals approximately $178, including penalties and accrued interest. In April 2018, Avon was notified of an unfavorable decision at the first administrative level. In February, 2019, this IPI assessment was upheld at the second administrative level and in April 2019 we appealed this decision to the third administrative level. In December 2019, the tax assessment was ruled unfavorable at the third Administrative level. Avon is waiting for the formal notification of this decision to further present a Motion of Clarification. After this motion is analyzed, if the assessment is upheld by the third administrative level, the case will continue in the judicial sphere.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary to provide a guarantee letter or a deposit in the total amount of the debt to move the discussion in the judicial sphere. Depending on the circumstances, this may result in an adverse effect on the Company’s Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years through 2014 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded. However, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. As of June 30, 2020, we have not recognized a liability for the 2012 or 2017 IPI assessments.
Brazil IPI Tax on Cosmetics
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the tax federal authority.
From May 2015 through April 2016, Avon Brazil deposited in Court the amount relating to the IPI being discussed. In May 2016, Avon Brazil obtained an injunction authorizing the Company not to pay the IPI. As a result, in June 2018, Avon Brazil received a decision authorizing the Company to withdraw the amount deposited in Court and replace it with a letter of guarantee. In June 2018, the tax authorities presented an appeal against that decision. In July 2018, the amount deposited was withdrawn. In September 2018, due in part to contemporaneous judicial decisions in favor of taxpayers in the cosmetics industry and other developments, and supported by our legal counsel’s opinion, we assessed the IPI according to ASC 450, Contingencies and determined that the risk of loss was reasonably possible but not probable. Accordingly, we released the associated liability as of September 30, 2018 of approximately $195 and stopped accruing the IPI from October 1, 2018. The liability had been classified within long-term sales taxes and taxes other than income in our Consolidated Balance Sheet, and the release was recorded in product sales and other income (expense), net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements for the quarter ended September 30, 2018.
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company’s Consolidated Income Statements and Consolidated Statements of Cash Flows as Avon Brazil would have to remit the reasonably possible amount of $203 to the taxing authorities (including the judicial deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
A favorable judicial ruling to our objection of this IPI tax would also have an adverse effect on the Company’s Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounts to approximately $68 at June 30, 2020. This reserve would be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2020, there were 139 individual cases pending against the Company. During the three months ended June 30, 2020, 11 new cases were filed and three cases were dismissed, settled or otherwise resolved. The value of our settlements in this area thus far has not been material, either individually or in the aggregate. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.
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
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at June 30, 2020 is approximately $4 and, accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the United States District Court for the Southern District of New York against the Company and certain former officers of the Company. On June 3, 2019, the court appointed a lead plaintiff and class counsel. The complaint was subsequently amended on June 28, 2019 and recaptioned "In re Avon Products, Inc. Securities Litigation" on July 8, 2019. On July 24, 2019, the plaintiffs filed a further amended complaint. The amended complaint is brought on behalf of a purported class consisting of all purchasers or acquirers of Avon common stock between January 21, 2016 and November 1, 2017, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for Representatives in Brazil. On July 26, 2019, Avon and the individual defendants filed a motion to dismiss. On November 18, 2019, the court denied that motion. Accordingly, on December 16, 2019, Avon and the individual defendants filed an answer to the amended complaint. On February 14, 2020, plaintiffs filed a motion for class certification. The parties have reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of $14.5 million. Approximately $2 million of the settlement will be paid by the Company (which represents the remaining deductible under the Company’s applicable insurance policies) and the remainder of the settlement will be paid by the Company’s insurers. Certain documentation relating to the settlement has not yet been finalized, and the settlement is subject to court approval. In the event the settlement is not approved by the court, or is otherwise terminated before it is finalized, the Company will be unable to predict the outcome of this matter. Furthermore, in that event, it is reasonably possible that the Company may incur a loss in connection with this matter, which the Company is unable to reasonably estimate.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2020, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and six months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2020	$(1,049.6)	$—	$(4.3)	$(90.4)	$(1,144.3)
Other comprehensive loss other than reclassifications	(3.5)	—	—	—	(3.5)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	—	2.0	2.0
Total reclassifications into earnings	—	—	—	2.0	2.0
Balance at June 30, 2020	$(1,053.1)	$—	$(4.3)	$(88.4)	$(1,145.8)

Three Months Ended June 30, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon (2)	Total
Balance at March 31, 2019	$(939.6)	$(1.4)	$(4.3)	$(92.5)	$3.4	$(1,034.4)
Other comprehensive income (loss) other than reclassifications	4.4	(1.0)	—	—	—	3.4
Reclassifications into earnings:
Derivative loss on cash flow hedges, net of tax of $0.0	—	.3	—	—	—	.3
Amortization of net actuarial loss and prior service cost, net of tax of $0.21)	—	—	—	1.8	—	1.8
Total reclassifications into earnings	—	.3	—	1.8	—	2.1
Balance as June 30, 2019	$(935.2)	$(2.1)	$(4.3)	$(90.7)	$3.4	$(1,028.9)

Six Months Ended June 30, 2020	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2019	$(942.7)	$(.6)	$(4.3)	$(92.4)	$(1,040.0)
Other comprehensive loss other than reclassifications	(110.4)	—	—	—	(110.4)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0	—	.6	—	—	.6
Amortization of net actuarial loss and prior service cost, net of tax of $0.4(1)	—	—	—	4.0	4.0
Total reclassifications into earnings	—	.6	—	4.0	4.6
Balance at June 30, 2020	$(1,053.1)	$—	$(4.3)	$(88.4)	$(1,145.8)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Six Months Ended June 30, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon (2)	Total
Balance at December 31, 2018	$(936.2)	$.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)
Other comprehensive (loss) other than reclassifications	1.0	(3.4)	—	—	—	(2.4)
Reclassifications into earnings:
Derivative loss on cash flow hedges, net of tax of $0.0	—	.8	—	—	—	.8
Amortization of net actuarial loss and prior service cost, net of tax of $0.41)	—	—	—	3.1	—	3.1
Total reclassifications into earnings	—	.8	—	3.1	—	3.9
Balance as June 30, 2019	$(935.2)	$(2.1)	$(4.3)	$(90.7)	$3.4	$(1,028.9)

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
Foreign exchange net losses of $.1 and $2.3 for the three months ended June 30, 2020 and 2019, respectively, and foreign exchange net losses of $3.9 and $.7 for the six months ended June 30, 2020 and 2019, respectively,resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.
10. SEGMENT INFORMATION
The Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura &Co Holding. We have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments.
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of central expenses to the extent the y support the operating activity of the segment. Segment profit excludes certain CTI restructuring initiatives, certain significant asset impairment charges, and other expenses, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2020	2019	2020	2019
Avon International	$305.0	$534.1	$782.1	$1,108.8
Avon Latin America	299.7	640.7	779.9	1,252.9
Total revenue from reportable segments (1)	604.7	1,174.8	1,562.0	2,361.7
Revenue from affiliates to Natura &Co	1.8	—	1.8	—
Total revenue(1)	606.5	1,174.8	1,563.8	2,361.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Profit	2020	2019	2020	2019
Segment Profit
Avon International	$(4.4)	$44.5	$(1.7)	$94.5
Avon Latin America	(50.8)	53.8	(68.0)	66.5
Total profit from reportable segments (2)	$(55.2)	$98.3	$(69.7)	$161.0
Unallocated global expenses(3)	(1.8)	(9.0)	(1.8)	(18.0)
Certain Brazil Indirect taxes (5)	10.6	—	10.6	—
CTI restructuring initiatives	(3.4)	(45.7)	(5.2)	(99.2)
Other expenses(4)	(.3)	(13.1)	(85.8)	(17.2)
Operating profit	$(50.1)	$30.5	$(151.9)	$26.6
(1)Total revenue also includes revenue from other operating segments and business activities of $2.4 and $4.5 for the three months ended June 30, 2020 and 2019 and $8.8 and $10.0 for the six months ended June 30, 2020 and 2019, respectively, allocated to Avon International and Avon Latin America segments. Other operating segments and business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Previously reported amount has been allocated to Avon International and Avon Latin America segments to conform to the current year presentation.
(2)Total profit from reportable segments also includes profit from other operating segments and business activities and central expenses allocated to Avon International and Avon Latin America segments. Other operating segments and business activities of $1.2 and $.5 for the three months ended June 30, 2020 and 2019 and $4.1 and $1.1 for the six months ended June 30, 2020 and 2019, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $39.3 and $65.3 for the three months ended June 30, 2020 and 2019 and $103.0 and $128.4 for the six months ended June 30, 2020 and 2019, respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment. Previously reported amounts has been allocated to segments to conform to the current year presentation.
(3)For the three and six months ended June 30, 2020 unallocated global expenses include primarily stewardship and other expenses not directly attributable to reportable segments.
(4)For the six months ended June 30, 2020, other expenses include primarily professional fees incurred in relation to the Transaction of approximately $44, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. Refer to Note 19, Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements contained herein for more information relating to the Transaction.
(5)The three and six-month periods ended June 30, 2020 include the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11.
11. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2020 and December 31, 2019, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2020	December 31, 2019
Prepaid taxes and tax refunds receivable	$122.3	$141.1
Receivables other than trade(1)	70.9	51.4
Prepaid brochure costs, paper and other literature	11.2	13.1
Other	36.1	46.5
Prepaid expenses and other	$240.5	$252.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
(1) As of June 30, 2020, the Company has recognized insurance receivables of $27 including $12 related to a contingent liability of approximately $15 for Shareholder Litigation, recognized in the Consolidated Balance Sheet under Other Accrued Liabilities. See Note 8, Contingencies.
At June 30, 2020 and December 31, 2019, other assets included the following:

Components of Other Assets(1)	June 30, 2020	December 31, 2019
Net overfunded pension plans	$96.0	$100.6
Capitalized software	71.6	83.1
Judicial deposits	48.5	70.1
Long-term receivables	161.8	196.1
Trust assets associated with supplemental benefit plans	35.8	37.3
Other	24.3	27.6
Other assets	$438.0	$514.8

(1) As of June 30, 2020 and December 31, 2019, the Company had tooling, net of amortization of $8.4 and $12.9, respectively. Tooling balance as of December 31, 2019 previously included in other long-term assets has been reclassified to property, plant and equipment to conform to the current year presentation.

12. RESTRUCTURING INITIATIVES
Natura &Co - Avon Integration
Subsequent to the merger of Natura and Avon in January 2020, an integration plan (the "Avon Integration") was established to create the right global infrastructure to support the future ambitions of the Natura &Co Group while also identifying synergies and opportunities to leverage our combined strength, scale and reach. Synergies will be derived mainly from procurement, manufacturing/distribution and administrative, including new top line synergies at Natura &Co Latin America, as well as cost synergies at Avon International.
Open Up Avon, Open Up & Grow and Transformation Plan
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
In May 2020, the new leadership of Avon refreshed our strategy ("Open Up & Grow") which aims to return Avon to growth over the next three years. Open Up & Grow replaces and builds on the success of the Open Up Avon strategy, launched in 2018 to strengthen competitiveness through enhancing the representative experience, improving brand position and relevance, accelerating digital expansion and improving costs. Over the next three years, savings are expected to continue to be achieved through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.
Costs to Implement Restructuring Initiatives - Three and Six Months Ended June 30, 2020 and 2019
During the three months ended June 30, 2020, we recorded net costs to implement of $3.3, of which $1.5 related to Avon Integration, $2.0 related to Open Up & Grow and a benefit of $.2 related to the Transformation Plan, in our Consolidated Statements of Operations. During the three months ended June 30, 2019, we recorded costs to implement of $32.5 of which

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
$28.3 related to Open Up Avon, a net benefit of $4.2 related to the Transformation Plan, in our Consolidated Statements of Operations.
During the six months ended June 30, 2020, we recorded net costs to implement of $5.1, of which $1.5 related to Avon Integration, $6.9 related to Open Up & Grow and a benefit of $3.3 related to the Transformation Plan, in our Consolidated Statements of Operations. During the six months ended June 30, 2019, we recorded costs to implement of $75.7 of which $73.4 related to Open Up Avon, a net benefit of $2.2 related to the Transformation Plan, and $.1 related to other restructuring initiatives, in our Consolidated Statements of Operations.
The costs during the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CTI recorded in operating profit - COGS
Manufacturing asset write-offs	$—	$6.0	$—	$9.8
Inventory write-off	(.2)	2.6	(.3)	3.1
	(.2)	8.6	(.3)	12.9

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	.6	13.4	(1.7)	48.6
Implementation costs, primarily related to professional service fees	1.2	17.3	.7	26.0
Dual running costs	.7	2.6	1.5	4.5
Contract termination and other net benefits	.7	1.4	3.0	4.6
Impairment of other assets	—	2.3	.7	2.3
Accelerated depreciation	—	.1	.4	.3
Variable lease charges	.4	—	.9	—
	3.6	37.1	5.5	86.3

CTI recorded in operating profit	3.4	45.7	5.2	99.2

CTI recorded in other (expense) income
(Gain) loss on sale of business / assets	(.1)	(13.2)	(.1)	(23.5)

Total CTI	$3.3	$32.5	$5.1	$75.7

Avon Integration	$1.5	$—	$1.5
Open Up & Grow	$2.0	$28.3	$6.9	$73.4
Transformation Plan	$(.2)	$4.2	$(3.3)	$2.2
Other	$—	$—	$—	$.1
The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at June 30, 2020 is $.7 related to employee related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at June 30, 2020 is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2019	$17.8	$—	$6.4	$24.2
2020 charges	1.2	.4	2.6	4.2
Adjustments	(1.4)	—	.4	(1.0)
Cash payments	(7.8)	—	(6.6)	(14.4)
Non-cash write-offs	—	(.4)	—	(.4)
Foreign exchange	(.8)	—	—	(.8)
Balance at June 30, 2020	$9.0	$—	$2.8	$11.8
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan as of June 30, 2020 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2019	$8.4	$1.5	$9.9
2020 charges	—	—	—
Adjustments	(2.9)	—	(2.9)
Cash payments	(1.9)	(1.3)	(3.2)
Foreign exchange	(.1)	(.1)	(.2)
Balance at June 30, 2020	$3.5	$.1	$3.6
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2020.
The following table presents the restructuring charges incurred to date, under, Avon Integration, Open Up & Grow (formerly Open Up Avon) and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to-date	$1.5	$—	$—	$—	$1.5
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$1.5	$—	$—	$—	$1.5

Open Up & Grow
Charges incurred to-date	$83.4	$107.9	$11.5	$(10.9)	$191.9
Estimated charges to be incurred on approved initiatives	—	—	2.5	$—	2.5
Total expected charges on approved initiatives	$83.4	$107.9	$14.0	$(10.9)	$194.4

Transformation Plan
Charges incurred to-date	$124.1	$2.5	$40.9	$3.4	$170.9
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$124.1	$2.5	$40.9	$3.4	$170.9
The charges, net of adjustments, of initiatives under the Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Avon International*	Avon Latin America*	Global & Other Operating Segments	Total
Avon Integration
Second quarter 2020	.3	—	1.2	1.5
Charges incurred to-date	.3	—	1.2	1.5
Estimated charges to be incurred on approved initiatives	—	—	—	—
Total expected charges on approved initiatives	$.3	$—	$1.2	$1.5

Open Up & Grow
2018	$46.6	$64.3	$6.2	$117.1
2019	19.4	36.9	15.3	71.6
First quarter 2020	3.5	(.1)	.2	3.6
Second quarter 2020	(1.0)	(.1)	.7	(.4)
Charges incurred to-date	68.5	101.0	22.4	191.9
Estimated charges to be incurred on approved initiatives	2.5	—	—	2.5
Total expected charges on approved initiatives	$71.0	$101.0	$22.4	$194.4

Transformation Plan
2015	$—	$—	$21.4	$21.4
2016	40.0	17.6	16.8	74.4
2017	.4	5.0	49.4	54.8
2018	5.6	4.7	13.4	23.7
2019	(1.3)	.6	.3	(.4)
First quarter 2020	.1	.1	(3.0)	(2.8)
Second quarter 2020	(.2)	—	—	(.2)
Charges incurred to-date	44.6	28.0	98.3	170.9
Estimated charges to be incurred on approved initiatives	—	—	—	—
Total expected charges on approved initiatives	$44.6	$28.0	$98.3	$170.9
*In January 2020 the Company became a fully owned subsidiary of Natura &Co Holding. As a result of this transaction, the Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura &Co Holding. Previously reported segment information has been recast throughout the financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 10, Segment Information, to the Consolidated Financial Statements contained herein for more information.
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

13. SERIES C CONVERTIBLE PREFERRED STOCK
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435 pursuant to an Investment Agreement, dated as of December 17, 2015, between the Company and Cerberus Investor. In connection with the issuance of the series C preferred stock, the Company incurred direct and incremental expenses of $8.7, composed of financial advisory fees and legal expenses, which reduced the carrying value of the series C preferred stock. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $91.3 as of December 31, 2019.

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
On January 3, 2020, the Company consummated the Transaction to become a wholly owned direct subsidiary of Natura &Co Holding. Upon consummation of the Transaction, the Company’s common stock was converted to Natura &Co Holding common stock. After the effective time of the Second Merger and in January 2020, Natura &Co Holding elected to pay the accrued dividends on the shares of series C preferred stock in an amount equal to $91.5 to Cerberus. See Note 19, Mergers with Natura Cosméticos S.A., and Note 3, Related Party Transactions.
14. GOODWILL

	Avon International	Avon Latin America	Total
Net balance at December 31, 2019*	$20.0	$66.2	$86.2

Changes during the period ended June 30, 2020:
Foreign exchange	(1.0)	(8.3)	(9.3)
Net balance at June 30, 2020	$19.0	$57.9	$76.9
*In January 2020 the Company became a fully owned subsidiary of Natura &Co Holding. As a result of this transaction, the Company has updated its reportable segments to align with Natura &Co Holding operations. Previously reported segment information has been recast throughout the financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 10, Segment Information, to the Consolidated Financial Statements contained herein for more information.
15. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$4.2	$—	$4.2
Foreign exchange forward contracts	$—	$2.7	$2.7
Total	$4.2	$2.7	$6.9
Liabilities:
Foreign exchange forward contracts	$—	$10.1	$10.1
Total	$—	$10.1	$10.1
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
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, available-for-sale securities, short-term investments, accounts receivable, debt maturing within one year, accounts payable, long-term debt and foreign exchange forward contracts. The carrying value for cash and cash equivalents, accounts receivable, accounts payable, debt maturing within one year and short-term investments approximate fair value because of the short-term nature of these instruments.
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2020 and December 31, 2019, respectively, consisted of the following:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$4.2	$4.2	$4.3	$4.3
Debt maturing within one year	(28.2)	(28.2)	(1.8)	(1.8)
Long-term debt(1)	(1,593.1)	(1,634.3)	(1,590.4)	(1,748.1)
Foreign exchange forward contracts	(7.4)	(7.4)	1.8	1.8
(1) The carrying value of long-term debt is presented net of debt issuance costs and includes any related discount or premium.
The methods and assumptions used to estimate fair value are as follows:
•Available-for-sale securities - The fair values of these investments were the quoted market prices for issues listed on securities exchanges.
•Long-term debt - The fair values of our debt and other financing were determined using Level 2 inputs based on indicative market prices.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at June 30, 2020:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$2.7	Accounts payable	$10.1
Total derivatives		$2.7		$10.1

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
Interest Rate Risk
At June 30, 2020 and December 31, 2019, our exposure to floating interest rate risk was minimal as over 98% of our borrowings are at fixed rates of interest. Only our short-term debt, which represents approximately 2% of our debt portfolio, is exposed to floating interest rates.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2020, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $917 for various currencies, none of which were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency translation impact recognized in earnings relating to the associated intercompany loans. During the three months ended June 30, 2020 and 2019, we recorded losses of $3.7 and $3.1, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the six months ended June 30, 2020 and 2019, we recorded gains of $6.8 and $21.9, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
During the first quarter of 2019, we discontinued our program to hedge foreign exchange risk relating to forecasted operational transactions. The last of our designated cash flow hedges expired during the first quarter of 2020. Our designated hedges did not have a material impact on our Consolidated Financial Statements for the three months ended June 30, 2019.
17. DEBT
Short-term financing
During the second quarter of 2020, the Company’s subsidiary, Cosmeticos Avon S.A.C.I entered into an agreement to receive funding from Natura Cosmeticos S.A., a subsidiary of Natura &Co Holding S.A and an affiliate of the Company in the amount of 300 million Argentine Peso which may be used for working capital and other general corporate purposes (the "Argentina Facility"). Any borrowings under the Argentina Facility will bear interest at a rate per annum of 29.81% and has a six-month maturity. At June 30, 2020 the balance outstanding under this loan is $4.6.
In addition, during the second quarter of 2020, we utilized approximately $28 of short-term financing from third-party banks

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
across multiple markets.
Natura Revolving Credit Facility
In May 2020, the Company’s subsidiary, Avon Luxembourg Holdings S.à r.l entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l,. a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $100 which may be used for working capital and other general corporate purposes (the "Facility"). Any borrowings under the Facility will bear interest at a rate per annum of LIBOR plus 7.7% and the Facility will mature on May 31, 2022. As at June 30, 2020, $0 was outstanding under the Facility. On July 3, 2020, $40 was borrowed under the Facility for a six-month tenor.
2019 Revolving Credit Facility
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
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the "2013 Notes"). As of June 30, 2020, the following 2013 Notes remain outstanding; $461.9 aggregate principal amount of 5% Notes due March 15, 2023 and $243.8 aggregate principal amount of 6.95% Notes due March 15, 2043. Interest on the 2013 Notes is payable semiannually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes by S&P and Moody’s. The interest rate on the 2013 Notes is currently at the maximum allowable level of 2% above the respective interest rates in effect on date of issuance.
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
For a more detailed description of the Company’s debt agreements, refer to Note 8, Debt and Other Financing of our Annual Report on Form 10-K for the year ended December 31, 2019.
18. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of June 30, 2020, our annual effective tax rate, excluding discrete items, is 27.5% for 2020, as compared to 26.0% as of June 30, 2019.
The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2020 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K. based costs, such as interest on debt and central expenses. Withholding taxes associated with the relatively consistent intercompany payments are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended June 30, 2020 and 2019 was $6.1 and $27.2, respectively. Our effective tax rates for the three months ended June 30, 2020 and 2019 were (7.4)% and 127.7%, respectively. The provision for income taxes for the six months ended June 30, 2020 and 2019 were $14.9 and $46.7, respectively. Our effective tax rates for the six months ended June 30, 2020 and 2019 were (6.2)% and 278.0%.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
The effective tax rates for the three months ended June 30, 2020 and 2019 were impacted by CTI restructuring charges which could not all be benefitted, country mix of earnings and withholding taxes. The effective tax rate in the second quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $2.3. The effective tax rate for the second quarter of 2019 was also negatively impacted by the accrual of miscellaneous income tax expenses of approximately $.6.
The effective tax rates for the six months ended June 30, 2020 and 2019 were impacted by CTI restructuring charges which could not all be benefitted, country mix of earnings and withholding taxes. The effective tax rate in the first half of 2020 was also unfavorably impacted by miscellaneous income tax expense of approximately $3.8. The effective tax rate in the first half of 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $2.9 associated with the release of income tax reserves of approximately $3.3 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $.4.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of June 30, 2020, the COVID-19 pandemic is a new piece of negative evidence the Company must consider. As of June 30, 2020, the Company has not changed any conclusions regarding the realizability of existing deferred tax assets that are not subject to a valuation allowance as a result of COVID-19. The Company will continue to monitor the impact of COVID-19 and other effects that could impact the conclusions regarding the realizability of its deferred tax assets. Potential negative evidence, including worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.

19. MERGER WITH NATURA COSMÉTICOS S.A.
On May 22, 2019, the Company entered into the Agreement and Plan of Mergers (as amended by Amendment Number One to
Agreement and Plant of Mergers, dated as of October 3, 2019, and as further amended by Amendment Number Two to
Agreement and Plan of Mergers, dated as of November 5, 2019, the "Merger Agreement") among the Company, Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima), Nectarine Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Natura &Co Holding ("Merger Sub I"), and Nectarine Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Merger Sub I ("Merger Sub II"), pursuant to which (i) Natura &Co Holding, after the completion of certain restructuring steps, holds all issued and outstanding shares of Natura Cosméticos, (ii) Merger Sub II merged with and into the Company, with the Company surviving the merger (the "First Merger") and (iii) Merger Sub I merged with and into Natura &Co Holding (the "Second Merger"), with Natura &Co Holding surviving the merger and as a result of which the Company and Natura Cosméticos became wholly owned direct subsidiaries of Natura &Co Holding (collectively, the "Transaction").
The Transaction was consummated on January 3, 2020, and at this time, the Company became a wholly owned direct subsidiary of Natura &Co Holding. In connection with the Transaction, trading of the Company’s stock was suspended by the NYSE, and the Company’s common stock was subsequently delisted and deregistered.
On completion of the Transaction, each share of the Company’s common stock issued and outstanding immediately prior to the consummation of the Transaction was converted into the ultimate right to receive, (i) 0.300 validly issued and allotted, fully paid-up American Depositary Shares of Natura &Co Holding, ("Natura &Co Holding ADSs") against the deposit of two shares of common stock of Natura &Co Holding ("Natura &Co Holding Shares", subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding ADSs or (ii) 0.600 validly issued and allotted, fully paid-up Natura &Co Holding Shares, subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding Shares. The Company’s Series C Preferred Stock held by Cerberus Investor were converted to common stock prior to consummation of the Transaction and were therefore automatically converted into common stock of Natura &Co; see Note 13, Series C Convertible Preferred Stock.
Natura &Co Holding Shares are listed on the B3 S.A. - Brasil, Bolsa, Balcão stock exchange, and Natura &Co Holding ADSs are listed on the NYSE. Additionally, upon the consummation of the Transaction, Avon common stock ceased to be traded on the NYSE.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
In January 2020, subsequent to the Transaction, the Company restated the certificate of incorporation. The certificate of incorporation was restated to effect a change in capitalization of the Company by changing the number of authorized shares of stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, are common stock and (ii) 25,000,000 shares, par value $1.00 per share, are preferred stock) to 1,000 shares of common stock, par value $0.01 per share. As a result, all of the issued and outstanding common stock of the Company, being 550,890,788 were canceled and converted into 101.34 common stock, par value $0.01 per share, and all outstanding treasury shares were canceled.
The Company incurred costs of $45 and $44 in relation to the Transaction, primarily professional fees during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.
During January 2020, it was announced that the employment of certain senior officers of the Company would be terminated, in connection with the Transaction. The Company incurred severance of approximately $24 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions.
As a result of the Transaction, the Company made payments of approximately $26 related to the settlement of stock options. In addition, any remaining restricted stock units and performance restricted stock units were exchanged for awards of Natura &Co Holding. The replacement awards contain substantially the same terms and conditions of the original awards except for the removal of the performance conditions. As such, the replacement awards contain only a service vesting condition.
On consummation of the Transaction, a deferred compensation scheme relating to former employees of the Company became payable which resulted in extinguishing the liability and a cash outflow of approximately $12.
In January 2020, upon completion of the Transaction, the Company’s revolving credit facility was canceled, triggered by change in control provisions. As a result, debt issuance costs of $7.8 were written off.
As a result of the Transaction, the Company will no longer have access to certain tax attributes of approximately $480 to approximately $550 in certain taxing jurisdictions.

20. SUBSEQUENT EVENTS

On July 3, 2020, the Company borrowed $40 under the $100 Revolving Credit Facility with a subsidiary of Natura &Co Holding S.A. for a six-month tenor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority, wholly owned and controlled subsidiaries.
OVERVIEW
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel, with a strategy to expand to omni-channel. During 2019, we had sales operations in 54 countries and territories, and distributed products in 24 more. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S."). Our reportable segments are based on geographic operations in two regions, Avon International and Avon Latin America. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion apparel, accessories, housewares and leisure products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
During the six months ended June 30, 2020, revenue decreased 34% compared to the prior-year period, impacted by the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real, the Argentinian peso and the Mexican peso. Constant $ revenue decreased 27%.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 23%, across multiple markets. Average Representative Sales decreased 11% on a reported basis, unfavorably impacted by foreign exchange and Constant $ Average Representative Sales decreased 4%. The decline in revenue and Constant $ revenue was primarily due to the COVID-19 pandemic which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019, followed by the cyber incident in June 2020. See below for further details related to COVID-19 and the cyber incident.
Units sold decreased 25%, across all markets.
See "Segment Review" in this management's discussion and analysis of financial condition and results of operations ("MD&A") for additional information related to changes in revenue by segment.
Mergers with Natura Cosméticos S.A.
On January 3, 2020 the Company became a fully owned direct subsidiary of Natura &Co Holding following the consummation of the Merger Agreement with Natura Cosméticos, Natura &Co Holding and two subsidiaries of Natura &Co Holding. In connection with the Transaction, trading of the Company's stock was suspended by the NYSE, the Company's common stock was subsequently delisted and deregistered.
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. During the second quarter of 2020, COVID-19 had a significant impact on our operations as many markets were subject to lockdown restrictions which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. Due to the uncertain and rapidly evolving nature of current conditions around the world, the impacts of COVID-19 most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain, we are therefore unable to predict accurately the impact that COVID-19 will have on our business going forward.

We are closely monitoring the evolution of the COVID-19 pandemic and deciding on actions to minimize impacts, ensure the continuity of operations and promote the safety and health of all the people involved. Since the beginning of the virus spread and the consequent restrictive measures imposed by governments, such as closing non-essential trade and restricting the movement of people across borders, the Company has implemented some measures in all its operations, in line with the official measures:

•Incentives to remote working and adoption of essentiality criteria to limit industrial and logistical operations;
•Adoption of new safety measures for operational workers, such as the use of masks and procedures to distance people between processes;
•Re-planning of sales cycles, prioritizing personal care items;
•Speeding up the digitization of sales channels;

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

•We communicated social distancing protocols to our Representatives around the world;
•Change in the minimum order criteria, start kit and increased deadline for payment of Representatives; and
•Daily monitoring of suppliers to ensure supply.

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

The impact of COVID-19 on our financial performance was more severe in the first half of the second quarter with signs of recovery in the second half of the quarter due to actions taken by the Company to operate during the pandemic and the easing of some lockdown restrictions. This recovery was subsequently impacted by the cyber incident later in the quarter.
Cyber incident
In June 2020, the Company became aware that it was exposed to a cyber incident in its Information Technology environment which interrupted some systems and partially affected operations. We engaged leading external cyber security and IT general controls specialists, launched a comprehensive containment and remediation effort and started a forensic investigation. As of the date of this report, the Company has re-established all of its core business processes and resumed operations in all of its markets, including all of its distribution centers. The Company continues to investigate and evaluate the extent of the cyber incident, while working diligently to mitigate its impacts and re-evaluate our IT general controls.
The cyber incident had a significant impact on our revenue performance for the second quarter of 2020, with the majority of the impact (approximately $87 million in sales) being shifted to the third quarter of 2020 as the company fulfills the order backlog created. The incremental expense incurred as a result of the cyber incident in the second quarter of 2020 was not material.
Although we have no indications that the accuracy and completeness of any financial information was impacted as a result of the incident and the Company has performed extensive procedures to validate such accuracy and completeness, we believe that, if the incident had gone differently, it could have potentially resulted in a material impact to the Company’s financial statements. Refer to Item 4. Controls and Procedures section for conclusions related to internal controls.
Natura &Co - Avon Integration
Subsequent to the merger of Natura and Avon in January 2020, an integration plan (the "Avon Integration") was established to create the right global infrastructure to support the future ambitions of the Natura &Co Group while also identifying synergies and opportunities to leverage our combined strength, scale and reach. Synergies will be derived mainly from procurement, manufacturing/distribution and administrative, including new top line synergies at Natura &Co Latin America, as well as cost synergies at Avon International.
Open Up Avon, Open Up & Grow and Transformation Plan
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
In May 2020, the new leadership of Avon refreshed our strategy ("Open Up & Grow") which has aims to return Avon to growth over the next three years. Open Up & Grow replaces and builds on the success of the Open Up Avon strategy, launched in 2018 to strengthen competitiveness through enhancing the representative experience, improving brand position and relevance, accelerating digital expansion and improving costs. Over the next three years, savings are expected to continue to be achieved

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts 1) CTI restructuring initiatives; 2) Transaction related expenses; 3) certain Brazil indirect taxes 4) costs associated with the early termination of debt.

(1)CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 12, Restructuring Initiatives, to the Consolidated Financial Statements contained herein for further information.

(2)In both the three and six-month period ended June 30, 2020, the Company recorded approximately $86 of other expenses, primarily professional fees, senior officer severance and other expenses incurred in relation to the Transaction. Further information relating to the Transaction is included in Note 19, Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.

(3)The three and six-month periods ended June 30, 2020 include the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11.

(4)During the first quarter of 2020, the Company incurred costs of $8 associated with the early termination of debt.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	%/Basis Point Change	2020	2019	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$606.5	$1,174.8	(48)%	$1,563.8	$2,361.7	(34)%
Cost of sales	(250.5)	(497.5)	(50)%	(671.5)	(1,014.5)	(34)%
Selling, general and administrative expenses	(406.1)	(646.8)	(37)%	(1,044.2)	(1,320.6)	(21)%
Operating (loss) income	(50.1)	30.5	(264)%	(151.9)	26.6	(671)%
Interest expense	(31.7)	(30.7)	3%	(63.5)	(63.9)	(1)%
Loss on extinguishment of debt and credit facilities	—	—	*	(7.8)	(2.0)	290%
Interest income	.3	1.5	(80)%	1.5	3.2	(53)%
Other (expense) income, net	(.9)	6.8	*	(19.1)	29.4	*
Gain on sale of business / assets	.1	13.2	(99)%	.1	23.5	(100)%
(Loss) income from continuing operations, before income taxes	(82.3)	21.3	(486)%	(240.7)	16.8	(1,533)%
Loss from continuing operations, net of tax	(88.4)	(5.9)	1,398%	(255.6)	(29.9)	755%
Net loss attributable to Avon	$(92.8)	$(19.5)	376%	$(263.8)	$(52.2)	405%

Advertising expenses(1)	$(7.1)	$(11.6)	(39)%	$(22.8)	$(27.7)	(18)%

Reconciliation of Non-GAAP Financial Measures
Gross margin	58.7%	57.7%	100	57.1%	57.0%	10
CTI restructuring	—	.7		—	.6
Certain Brazil Indirect taxes	(.1)	—		(.1)	—
Adjusted gross margin	58.6%	58.4%	20	57.0%	57.6%	(60)

Selling, general and administrative expenses as a % of total revenue	67.0%	55.1%	1,190	66.8%	55.9%	1,090
CTI restructuring	(.6)	(3.2)	260	(.3)	(3.6)	330
Certain Brazil Indirect taxes	1.6	—	160	.6	(.1)	70
Costs related to the Transaction	—	—	—	(5.5)	—	(550)
Other items	—	(1.1)	110	—	(.7)	70
Adjusted selling, general and administrative expenses as a % of total revenue	68.0%	50.8%	1,720	61.6%	51.5%	1,010

Operating (loss) income	$(50.1)	$30.5	(264)%	$(151.9)	$26.6	(671)%
CTI restructuring	3.4	45.7		5.2	99.2
Certain Brazil Indirect taxes	(10.6)	—		(10.6)	—
Costs related to the Transaction	.3	—		85.8	—
Other items	—	13.1		—	17.2
Adjusted operating (loss) profit	$(57.0)	$89.3	(164)%	$(71.5)	$143.0	(150)%

Operating margin	(8.3)%	2.6%	(1,090)	(9.7)%	1.1%	(1,080)
CTI restructuring	.6	3.9	(330)	.3	4.2	(390)
Certain Brazil Indirect taxes	(1.7)	—	(170)	(.7)	.1	(80)
Costs related to the Transaction	—	—	—	5.5	—	550
Other items	—	1.1	(110)	—	.7	(70)
Adjusted operating margin	(9.4)%	7.6%	(1,700)	(4.6)%	6.1%	(1,070)

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	%/Basis Point Change	2020	2019	%/Basis Point Change
Change in Constant $ Adjusted operating margin(2)			(1,670)			(1,000)

Loss before taxes	$(82.3)	$21.3	*	$(240.7)	$16.8	*
CTI restructuring	3.3	32.5		5.1	75.7
Certain Brazil Indirect taxes	(10.6)	—		(10.6)	—
Costs related to the Transaction	.3	—		85.8	—
Other items	—	13.1		7.8	17.2
Adjusted (loss) income before taxes	$(89.3)	$66.9	*	$(152.6)	$109.7	*

Income taxes	$(6.1)	$(27.2)	(78)%	$(14.9)	$(46.7)	(68)%

Effective tax rate	(7.4)%	127.7%		(6.2)%	278.0%

Performance Metrics
Change in Active Representatives			(35)%			(23)%
Change in units sold			(34)%			(25)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended June 30, 2020
Revenue
During the three months ended June 30, 2020, revenue decreased 48% compared to the prior-year period, impacted by the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real, the Argentinian peso and the Mexican peso. Constant $ revenue decreased 39%.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 35%, across multiple markets. Average Representative Sales decreased 13% on a reported basis, unfavorably impacted by foreign exchange and Constant $ Average Representative Sales decreased 4%. The decline in revenue and Constant $ revenue was primarily due to the COVID-19 pandemic, followed by the cyber incident in June 2020.
Units sold decreased 34%, across all markets.
On a category basis, our product sales from reportable segments and associated growth rates were as follows:

	Three Months Ended June 30,		% Change
	2020	2019	US$	Constant $
Beauty:
Skincare	$216.2	$345.9	(37)%	(28)%
Fragrance	149.5	303.1	(51)	(42)
Color	75.2	180.8	(58)	(51)
Total Beauty	440.9	829.8	(47)	(38)
Fashion & Home:
Fashion	65.3	156.2	(58)	(52)
Home	66.9	122.8	(46)	(31)
Total Fashion & Home	132.2	279.0	(53)	(43)
Product sales	$573.1	$1,108.8	(48)	(39)
* Calculation not meaningful

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 1,090 basis points, and Adjusted operating margin decreased by 1,700 basis points, compared to the same period of 2019. The decline in operating margin was mostly due to the impact of lower revenue on SG&A expenses. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin increased 100 basis points, and Adjusted gross margin increased 20 basis points, compared to the same period of 2019 as the positive impact of price/mix fully offset the unfavorable impact of higher supply chain costs driven by lower volume on fixed overhead costs and the unfavorable impact of foreign currency.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 1,190 basis points, and Adjusted SG&A as a percentage of total revenue increased 1,720 basis points, compared to the same period of 2019.
The impact of SG&A on segment margin was largely due to the impact of revenue reduction causing deleverage of our fixed expenses and higher sales leader and field investments in response to COVID-19 and cyber incident to support our representatives and maintain engagement. In addition, SG&A was negatively impacted by increased bad debt reflecting the increased risk of recoverability of trade receivables due to COVID-19.
Other Expenses
Interest expense increased by approximately $1 and interest income decreased by approximately $1 compared to the prior-year period.
Other (expense) income, net, of ($.9) represents an unfavorable impact of $8 compared to the second quarter of 2019 primarily attributable to foreign exchange gains not repeated to the same extent in the second quarter of 2020 compared to the second quarter of 2019.
Gain on sale of business/assets of approximately $.1 in the three-month period ended June 30, 2020 related to the result of the sale of a distribution center in Hungary, which closed in June 2020. During the three months ended, June 30, 2019, the gain on sale of business/assets was the result of the sale of the Rye office, which closed in June 2019 and the sale of Maximin Corporation Sdn Bhd, which closed in May 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for more information relating to the sale of these businesses and assets.

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

Our effective tax rates for the three months ended June 30, 2020 and 2019 were (7.4)% and 127.7%, respectively. The effective tax rates for the three months ended June 30, 2020 and 2019 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the second quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $2.3. The effective tax rate for in the second quarter of 2019 was also negatively impacted by the accrual of miscellaneous income tax expenses of approximately $.6.

Our Adjusted effective tax rates for the three months ended June 30, 2020 and 2019 were (2.7)% and 50.5%, respectively. The Adjusted effective tax rates in 2020 and 2019 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the second quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $2.3. The Adjusted effective tax rate in the second quarter of 2019 was also negatively impacted by the accrual of miscellaneous income tax expenses of approximately $.6.

Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of June 30, 2020, the global COVID-19 pandemic is a new piece of negative evidence the Company must consider. As of June 30, 2020, the increase in negative evidence due to COVID-19 has not resulted in any changes to the Company’s conclusions regarding the realizability of existing deferred tax assets that are not subject to a valuation allowance. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its deferred tax assets. Potential negative evidence, including worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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
•foreign currency translation, which had an unfavorable impact of approximately $10 to operating profit and $5 to Adjusted operating profit, or an unfavorable impact of approximately 210 basis points and 160 basis points to operating margin and Adjusted operating margin, respectively; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in an impact of approximately $5 before tax on both a reported and Adjusted basis.
Six Months Ended June 30, 2020
Revenue
During the six months ended June 30, 2020, revenue decreased 34% compared to the prior-year period, impacted by the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real and the Argentinian peso. Constant $ revenue decreased 27%.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 23%, across multiple markets. Average Representative Sales decreased 11% on a reported basis, unfavorably impacted by foreign exchange and Constant $ Average Representative Sales decreased 4%. The decline in revenue and Constant $ revenue is significantly attributable to the COVID-19 pandemic which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019, followed by the cyber incident in June 2020.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Units sold decreased 25%, across all markets.
On a category basis, our product sales from reportable segments and associated growth rates were as follows:

	Six Months Ended June 30,		% Change
	2020	2019	US$	Constant $
Beauty:
Skincare	$512.9	$695.2	(26)%	(19)%
Fragrance	397.8	601.1	(34)	(27)
Color	224.0	370.0	(39)	(33)
Total Beauty	1,134.7	1,666.3	(32)	(25)
Fashion & Home:
Fashion	181.4	320.5	(43)	(39)
Home	156.9	238.2	(34)	(23)
Total Fashion & Home	338.3	558.7	(39)	(32)
Product sales	$1,473.0	$2,225.0	(34)	(27)
* Calculation not meaningful
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 1,080 basis points, and Adjusted operating margin decreased by 1,070 basis points, compared to the same period of 2019. The decline in operating margin was mostly due to the impact of lower revenue on SG&A expenses. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin was relatively unchanged and Adjusted gross margin decreased 60 basis points, compared to the same period of 2019, as the favorable impact of price/mix was entirely offset by higher supply chain costs driven by lower volume on fixed overhead costs and inventory obsolescence of non-beauty products.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 1,090 basis points, and Adjusted SG&A as a percentage of total revenue increased 1,010 basis points, compared to the same period of 2019.
The impact of SG&A on segment margin was primarily due to the impact of revenue reduction causing deleverage of our fixed expenses and higher sales leader and field investments in response to COVID-19 and cyber incident to support our representatives and maintain engagement. In addition, SG&A was negatively impacted by increased bad debt reflecting the increased risk of recoverability of trade receivables due to COVID-19 and certain indirect tax benefits in the prior year.
Other Expenses
Interest expense remained relatively unchanged and interest income decreased by approximately $2 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $8 consists primarily of the costs of termination of our 2019 revolving credit facility in the six-month period ended June 30, 2020. The loss on extinguishment of debt and credit facilities in the six-month period ended June 30, 2019 related to the cost of termination of our 2015 revolving credit facility.
Other (expense) income, net, of ($19) represents an unfavorable impact of $48 compared to the six-month period of 2019. The current period expense is primarily attributable to the unfavorable impact of foreign exchange net losses in the six-month period ended June 30, 2020 compared to gains in the six-month period ended June 30, 2019.
Gain on sale of business/assets of approximately $.1 in the six-month period ended June 30, 2020 related to the result of the sale of a distribution center in Hungary, which closed in June 2020. During the six months ended, June 30, 2019, the gain on sale of business/assets was the result of the sale of Avon Manufacturing (Guangzhou), Ltd. which closed in February 2019, the sale of the Rye office, which closed in June 2019 and the sale of Maximin Corporation Sdn Bhd, which closed in May 2019. Refer to

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for more information relating to the sale of these businesses and assets.

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

Our effective tax rates for the six months ended June 30, 2020 and 2019 were (6.2)% and 278.0%, respectively. The effective tax rates for the six months ended June 30, 2020 and 2019 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first half of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $3.8. The effective tax rate for the first half of June 30, 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $2.9 associated with the release of income tax reserves of approximately $3.3 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $.4.

Our Adjusted effective tax rates for the six months ended June 30, 2020 and 2019 were (7.3)% and 52.0%, respectively. The Adjusted effective tax rates in 2020 and 2019 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the first half of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $3.8. The Adjusted effective tax rate in the first half of 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $2.9 associated with the release of income tax reserves of approximately $3.3 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $.4.

Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of June 30, 2020, the global COVID-19 pandemic is a new piece of negative evidence the Company must consider. As of June 30, 2020, the increase in negative evidence due to COVID-19 has not resulted in any changes to the Company’s conclusions regarding the realizability of existing deferred tax assets that are not subject to a valuation allowance. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its deferred tax assets. Potential negative evidence, including worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $10, or approximately 40 basis points to operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact of approximately $10 to operating profit and $5 to Adjusted operating profit, or an unfavorable impact of approximately 130 basis points and 60 basis points to operating margin and Adjusted operating margin, respectively; and
•foreign exchange net losses, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in an unfavorable impact of approximately $40 before tax on both a reported and Adjusted basis.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment Review
The Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura &Co Holding, we have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments.
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
Avon International

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2020	2019	US$	Constant $	2020	2019	US$	Constant $
Total revenue	$305.0	$534.1	(43)%	(39)%	$782.1	$1,108.8	(29)%	(27)%
Segment profit	(4.4)	44.5	(110)%	(113)%	$(1.7)	94.5	(102)%	(104)%

Segment margin	(1.4)%	8.3%	(970)	(1,010)	(.2)%	8.5%	(870)	(890)

Change in Active Representatives				(36)%				(22)%
Change in units sold				(34)%				(25)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2020
Total revenue decreased 43% compared to the prior-year period impacted unfavorably by the impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Russian Ruble and the South African Rand. On a Constant $ basis, revenue decreased 39% primarily driven by a decrease in Active Representatives of 36% across most markets. The decline in revenue and Constant $ revenue was primarily due to the COVID-19 pandemic, followed by the cyber incident in June 2020, shifting approximately $12 in revenue to the third quarter of 2020 as the company fulfils the order backlog created.
Segment margin decreased 970 basis points, or 1,010 on a Constant $ basis was mostly due to the impact of lower revenue on SG&A expenses.
The gross margin improved marginally as the positive impact of price/mix fully offset the unfavorable impact of higher supply chain costs driven by lower volume on fixed overhead costs.
The impact of SG&A on segment margin was largely due to the impact of revenue reduction causing deleverage of our fixed expenses and higher sales leader and field investments in response to COVID-19 and cyber incident to support our representatives and maintain engagement.

Six Months Ended June 30, 2020
Total revenue decreased 29% compared to the prior-year period impacted unfavorably by the impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Russian Ruble, the South African Rand and the Turkish Lira. On a Constant $ basis, revenue decreased 27% primarily driven by a decrease in Active Representatives of 22% across most markets. The decline in revenue and Constant $ revenue is significantly attributable to the COVID-19 pandemic which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019, followed by the cyber incident in June 2020.
Segment margin decreased 870 basis points, or 890 on a Constant $ was mostly due to the impact of lower revenue on SG&A expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The gross margin increased marginally as the positive impact of price/mix offset the unfavorable impact of higher supply chain costs driven by inventory obsolescence of non-beauty products and lower volume on fixed overhead costs.
The impact of SG&A on segment margin was largely due to the impact of revenue reduction causing deleverage of our fixed expenses and higher sales leader and field investments in response to COVID-19 and cyber incident to support our representatives and maintain engagement. In addition, SG&A was negatively impacted by increased bad debt reflecting the increased risk of recoverability of trade receivables due to COVID-19.

Avon Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2020	2019	US$	Constant $	2020	2019	US$	Constant $
Total revenue	$299.7	$640.7	(53)%	(40)%	$779.9	$1,252.9	(38)%	(27)%
Segment (loss) profit	(50.8)	53.8	(194)%	(181)%	(68.0)	66.5	(202)%	(188)%

Segment margin	(17.0)%	8.4%	(2,540)	(2,090)	(8.7)%	5.3%	(1,400)	(1,240)

Change in Active Representatives				(35)%				(23)%
Change in units sold				(34)%				(25)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2020
Total revenue decreased 53% compared to the prior-year period, impacted by the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real, the Argentinian Peso and the Mexican peso. On a Constant $ basis, revenue declined 40% primarily driven by a decrease in Active Representatives of 35% across all markets in Latin America. The decline in Revenue and Constant $ revenue was primarily due to the COVID-19 pandemic, followed by the cyber incident in June 2020, shifting approximately $75 in revenue to the third quarter of 2020 as the company fulfils the order backlog created.
Revenue in Brazil decreased 50%, unfavorably impacted by foreign exchange, while Brazil's Constant $ revenue decreased 32%. Revenue and Constant $ revenue in Brazil were primarily driven by a decrease in Active Representatives, which was impacted primarily by the cyber incident and to a lesser extent the COVID-19 pandemic, both of which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019.
Segment margin decreased 2,540 basis points, or 2,090 basis points on a Constant $ basis was mostly due to the impact of lower revenue on SG&A expenses.
The gross margin declined marginally as the positive impact of price/mix was offset by increased supply chain costs driven by lower volume on fixed overhead costs and the unfavorable impact of foreign currency.
The impact of SG&A on segment margin was primarily due to the impact of revenue reduction causing deleverage of our fixed expenses and higher sales leader and field investments in response to COVID-19 and cyber incident to support our representatives and maintain engagement. In addition, SG&A was negatively impacted by increased bad debt reflecting the increased risk of recoverability of trade receivables due to COVID-19 and certain indirect tax benefits in the prior year.
Six Months Ended June 30, 2020
Total revenue decreased 38% compared to the prior-year period, impacted by the unfavorable impact of foreign exchange which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real and the Argentinian Peso and the Mexican peso. On a Constant $ basis, revenue declined 27% primarily driven by a decrease in Active Representatives of 23% across all markets in Latin America. The decline in Revenue and Constant $ revenue is significantly attributable to the COVID-19 pandemic which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019, followed by the cyber incident in June 2020.
Revenue in Brazil decreased 35%, unfavorably impacted by foreign exchange, while Brazil's Constant $ revenue decreased 19%. Revenue and Constant $ revenue in Brazil were primarily driven by a decrease in Active Representatives, which was impacted primarily by the cyber incident and to a lesser extent the COVID-19 pandemic, both of which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment margin decreased 1,400 basis points, or 1,240 basis points on a Constant $ basis was mostly due to the impact of lower revenue on SG&A expenses.
The gross margin declined primarily due to the unfavorable impact of foreign currency as the positive impact of price/mix was offset by increased supply chain costs driven by lower volume on fixed overhead costs and inventory obsolescence of non-beauty products.
The impact of SG&A on segment margin was primarily due to the impact of revenue reduction causing deleverage of our fixed expenses and higher sales leader and field investments in response to COVID-19 and cyber incident to support our representatives and maintain engagement. In addition, SG&A was negatively impacted by increased bad debt reflecting the increased risk of recoverability of trade receivables due to COVID-19 and certain indirect tax benefits in the prior year.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and private placement of notes. Furthermore, since January 3, 2020, we are part of the Natura &Co group of companies which gives us access to intercompany funding. As of June 30, 2020, the Company has a $900.0 debt maturity obligation due August 2022.
The Company has cash on hand of $285.8 and restricted cash of $10.7 as of June 30, 2020.
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. During the second quarter of 2020, COVID-19 had a significant impact on our operations as many markets were subject to lockdown restrictions which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. Due to the uncertain and rapidly evolving nature of current conditions around the world, the impacts of COVID-19 most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain, we are therefore unable to predict accurately the impact that COVID-19 will have on our business going forward.

We are closely monitoring the evolution of the COVID-19 pandemic and deciding on actions to minimize impacts, ensure the continuity of operations and promote the safety and health of all the people involved. Since the beginning of the virus spread and the consequent restrictive measures imposed by governments, such as closing non-essential trade and restricting the movement of people across borders, the Company has implemented some measures in all its operations, in line with the official measures:

•Incentives to remote working and adoption of essentiality criteria to limit industrial and logistical operations;
•Adoption of new safety measures for operational workers, such as the use of masks and procedures to distance people between processes;
•Re-planning of sales cycles, prioritizing personal care items;
•Speeding up the digitization of sales channels;
•We communicated social distancing protocols to our Representatives around the world;
•Change in the minimum order criteria, start kit and increased deadline for payment of Representatives; and
•Daily monitoring of suppliers to ensure supply.

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

The impact of COVID-19 on our financial performance was more severe in the first half of the second quarter with signs of recovery in the second half of the quarter due to actions taken by the Company to operate during the pandemic and the easing of some lockdown restrictions. This recovery was subsequently impacted by the cyber incident later in the quarter.
Going concern
We expect some negative impact on revenue from COVID-19 to continue for the remainder of 2020 which will, in turn, result in lower cash generation from activities. Our forecasts and projections indicate that we should have sufficient liquidity to meet our obligations for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements contained herein. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Furthermore, the Company has received an irrevocable commitment from Natura &Co Holding management that they will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein.
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
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 8, Contingencies, to the Consolidated Financial Statements included herein. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 contained in this report1.
Cash Flows
Six months ended June 30, 2020

Net Cash Used by Operating Activities of Continuing Operations
Net cash used by operating activities of continuing operations during the first six months of 2020 was approximately $324 as compared to net cash used by operating activities of continuing operations of approximately $136 during the first six months of 2019, an increased cash outflow of approximately $188. The increase in net cash used by operating activities was primarily due to unfavorable one-time items linked to the acquisition by Natura &Co Holding and lower cash profits impacted by lower revenue levels. Cash outflows related the Transaction included professional fees, senior officer severance and other expenses during the first quarter of 2020. Further information relating to the Transaction is included in Note 19, Merger with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.
Net Cash (Used) Provided by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first six months of 2020 was approximately $10, as compared to net cash provided by continuing investing activities of approximately $45 during the first six months of 2019. The approximate $55 decrease to net cash provided by continuing investing activities was primarily due to the net proceeds of $76 from the sale of Avon Manufacturing (Guangzhou), Ltd, which closed during the first quarter of 2019, the sale of the Rye office and the sale of Maximin Corporation Sdn Bhd, both of which closed during the second quarter of 2019. In the six-month period ended, June 30, 2020, net proceeds of $10 were received from the sale of the Hungary Distribution Center in Gödöllő and deposits received for the sale of the China Wellness Plant.
Net Cash Used by Financing Activities of Continuing Operations
Net cash used by continuing financing activities during the first six months of 2020 was approximately $5, as compared to cash used by continuing financing activities of $10 in the first six months of 2019 as proceeds from short debt of $30 partially offset $26 of payments to settle stock options related to the Transaction and a dividend payment of $9 during 2020.
1 NTD: Company to include disclosure (if any) on material: (i) unused sources of liquid assets, (ii) changes to off-balance sheet arrangements, (iii) changes to contractual obligations.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
Approximately 2% of our debt portfolio, our short-term debt, is exposed to floating interest rates. Our long-term borrowings are all at fixed rates of interest.
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
•in December 2019, a novel strain of coronavirus (COVID-19) was reported in China and other countries. While we do not currently have significant operations in geographical locations where COVID-19 was initially reported to be most prevalent, we source certain services, finished products, ingredients and packaging materials from vendors in Asia. We cannot reasonably estimate at this time the impact, if any, that COVID-19 may have on our business or operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact including on financial markets or otherwise. See also "Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic."
•key information technology systems, process or site outages and disruptions, and any cybersecurity breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of Representative, customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident which could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations, and related costs to address such malicious intentional acts and to implement adequate preventative measures against cybersecurity breaches. This includes the cyber incident which occurred in the second quarter of 2020, see Note 1, Accounting Policies, to the Consolidated Financial Statements included herein and Part 4, Controls and Procedures;
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
•the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives; and
•other risks and uncertainties include the possibility that the expected synergies and value creation from the Transaction will not be realized or will not be realized within the expected time period; the risk that the businesses of the Company and Natura &Co Holding will not be integrated successfully; disruption from the Transaction making it more difficult to maintain business and operational relationships; the possibility that the intended accounting and tax treatments of the Transaction are not achieved; the effect of the consummation of the Transaction on customers, employees, representatives, suppliers and partners and operating results; as well as more specific risks and uncertainties.
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
Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of June 30, 2020, due to a material weakness in our IT general controls (“ITGCs”), which is described below.
In June 2020, the Company became aware that it was exposed to a cyber incident in its Information Technology environment which interrupted some systems and partially affected operations. The Company engaged a leading cyber security firm to perform a forensic investigation of this incident. While our investigation is ongoing, management has concluded that controls related to our IT environment have not been designed and/or operated effectively to prevent access and changes to our IT systems supporting financial information processing. Although we have no indications that the accuracy and completeness of any financial information was impacted as a result of the incident and the Company has performed extensive procedures to validate such accuracy and completeness, we believe that, if the incident had gone differently, it could have potentially resulted in a material impact to the Company’s financial statements, which leads to the conclusion that the magnitude of these control deficiencies represent a material weakness in our IT general controls as of June 30, 2020.
The remediation plan will include, but not be limited to, redesign of procedures and controls over cyber security and the areas breaches may impact. We have begun significant activities to remediate the material weakness, including the engagement of external cyber security and IT general controls specialists. We will also accelerate our investment in IT infrastructure to upgrade Avon platforms and strengthen our cyber security controls. As mentioned above, we have also performed extensive procedures to confirm the integrity of our financial systems and validated the accuracy and completeness of the financial information as of June 30, 2020. Management is fully committed to remediate this material weakness in a timely manner.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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
Public health officials worldwide have recommended and mandated precautions to mitigate the spread of COVID-19, including restrictions on manufacturing, distribution, congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, manufacturing and distribution of our products have been negatively impacted and could be further affected in the future. Our suppliers have been similarly impacted which further affects our ability to produce and distribute. Distribution has also been impacted by certain restrictions on import and export in various countries and such restrictions may continue in the future. As a result of the COVID-19 pandemic, we have also been unable to satisfy certain demand for our products. The pandemic has also led to challenges in recruiting Representatives, and enrollment of Representatives will likely occur at a slower pace. As a result, customers have experienced and may continue to experience delays in receiving our products. Additionally, there is a general risk that our employees or other workers could be exposed to the virus and that an incident of infection in one of our sites could result in "lock-down" measures for the whole site that could negatively impact our business.
Our results will continue to be adversely impacted by these public health restrictions and other actions taken to contain or mitigate the impact of COVID-19.
We expect the impact of COVID-19 to result in a decline in revenues during 2020 which will, in turn, result in lower cash generation from activities. Our forecasts and projections indicate that we should have sufficient liquidity to meet our obligations for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding management that they will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein. In July 2020, we drew $40 from the $100 facility with an affiliate of Natura &Co Holding. If the downturn is deeper or for longer than we anticipate then we may need further support of our ultimate parent company, Natura &Co Holding. For further information see Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
The extent of the continued impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our clients, suppliers and employees, all of which are uncertain and cannot be predicted. COVID-19 also poses risks that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including current or future shutdowns that may be requested or mandated by governmental authorities and could have a material adverse effect on our results of operations, financial condition and liquidity. Furthermore, to the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and liquidity, it may also have the effect of heightening many of the other risks to which we are exposed, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness.
There is uncertainty around the duration and breadth of the COVID-19 pandemic and the response to it. As a result the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time. While we expect the impacts of COVID-19 to continue to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or precise nature of these impacts at this time. If the pandemic or the resulting economic downturn continues to worsen, we could experience loss of business, which could have a material impact on our financial position and cash flows.
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

AVON PRODUCTS, INC.

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
•the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, including exposure to tax assessments without prior notice or the opportunity to review the basis for any such assessments in certain jurisdictions; including in Brazil, particularly, where the tax system is highly complex and the interpretation of the tax laws and regulations is commonly controversial, and the Brazilian government regularly implements changes to tax regimes that may increase our tax burden, including modifications in the rate of assessments and the enactment of new or temporary taxes, the proceeds of which are earmarked for designated governmental purposes;
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
We were the target of a cybersecurity incident which disrupted our systems.
In June 2020, we became aware that we were exposed to a cyber incident in our Information Technology (IT) environment which interrupted some of our systems and partially affected our operations. We engaged leading external cyber security and IT general controls specialists, launched a comprehensive containment and remediation effort and started a forensic investigation. As of the date of this report, we have re-established all of our core business processes and resumed operations in all of our markets, including all of our distribution centers. We continue to investigate and evaluate the extent of the cyber incident, while working diligently to mitigate its impacts and re-evaluate our IT general controls.
The cyber incident had a significant impact on our revenue performance for the second quarter of 2020, with the majority of the impact (approximately US$87 million in sales) being shifted to the third quarter of 2020 as we fulfil the order backlog created. The incremental expense incurred as a result of the cyber incident in the second quarter of 2020 was not material.
While our investigation is ongoing, management has concluded that controls related to our IT environment have not been designed and/or operated effectively to prevent access and changes to our IT systems supporting financial information processing. Although we have no indications that the accuracy and completeness of any financial information was impacted as a result of the incident and we have performed extensive procedures to validate such accuracy and completeness, we believe that, if the incident had gone differently, it could have potentially resulted in a material impact to our financial statements, which leads to the conclusion that the magnitude of these control deficiencies represent a material weakness in our IT general controls as of June 30, 2020.
The remediation plan will include, but not be limited to, redesign of procedures and controls over cyber security and the areas breaches may impact. We have begun significant activities to remediate the material weakness, including the engagement of external cyber security and IT general controls specialists. We will also accelerate our investment in IT infrastructure to upgrade our platforms and strengthen our cyber security controls. As mentioned above, we have also performed extensive

AVON PRODUCTS, INC.

procedures to confirm the integrity of our financial systems and validated the accuracy and completeness of the financial information as of June 30, 2020. Management is fully committed to remediate this material weakness in a timely manner.
As a result of the incident, we may be subject to litigation and investigations by regulators in the jurisdictions in which we operate. We may incur losses associated with potential claims by third parties or individuals, as well as fines, penalties and other sanctions imposed by regulators relating to or arising from the incident. We may also incur contingencies related to the incident. We are not able to reliably forecast all of the losses that may occur as a result of the incident, and such excess losses could have a material adverse effect on our financial condition or results of operations in future periods.
Following the incident, we have taken certain additional preventative measures to reduce cyber risks. However, we cannot provide assurance that our security frameworks and measures will be successful in preventing future cybersecurity incidents. In addition, the costs of such measures and management attention required may be significant. Further, the incident may have a negative impact on our reputation and cause customers, suppliers and other third parties with whom we maintain relationships to lose confidence in us. We are unable to definitively determine the impact to these relationships and whether we will need to engage in any activities to rebuild them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS2,3

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

2 NTD: We understand there are no events to report under Items 3 (Defaults upon senior securities), 4 (Mine safety disclosures)
and 5 (Other information – events not reported on Form 8-K/material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors) of Form 10-Q. Please include if otherwise.
3 NTD: Exhibit index to be updated with any new agreements/amendments to previously filed agreements.

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	August 14, 2020	/s/ Elena Casap
Elena Casap
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.