Form 10-Q
period 2020-09-30
AVON PRODUCTS INC
filed 2020-11-13
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

The number of shares of Common Stock (par value $0.01) outstanding at September 30, 2020 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2020	September 30, 2019
Product sales	$950.1	$1,117.2
Other revenue	47.0	70.8
Revenue from affiliates of Natura &Co	.9	—
Total revenue	998.0	1,188.0
Costs, expenses and other:
Cost of sales	(440.0)	(468.2)
Selling, general and administrative expenses	(534.2)	(622.1)
Operating income	23.8	97.7

Interest expense	(37.4)	(32.0)
Loss on extinguishment of debt and credit facilities	(4.1)	(8.1)
Interest income	.1	2.1
Other (expense) income, net	(1.0)	57.9
Gain on sale of business/assets	1.4	26.8
Total other (expenses) income	(41.0)	46.7

(Loss) income from continuing operations, before income taxes	(17.2)	144.4
Income taxes	(11.8)	(31.5)
(Loss) income from continuing operations, net of tax	(29.0)	112.9
Loss from discontinued operations, net of tax	(4.5)	(6.3)
Net (loss) income	(33.5)	106.6
Net loss attributable to noncontrolling interests	.7	.3
Net (loss) income attributable to Avon	$(32.8)	$106.9
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019
Product sales	$2,423.0	$3,342.2
Other revenue	136.1	207.5
Revenue from affiliates of Natura &Co	2.7	—
Total revenue	2,561.8	3,549.7
Costs, expenses and other:
Cost of sales	(1,111.5)	(1,482.7)
Selling, general and administrative expenses	(1,578.4)	(1,942.7)
Operating (loss) income	(128.1)	124.3

Interest expense	(100.9)	(95.9)
Loss on extinguishment of debt and credit facilities	(11.9)	(10.1)
Interest income	1.6	5.3
Other (expense) income, net	(20.1)	87.3
Gain on sale of business/assets	1.5	50.3
Total other (expenses) income	(129.8)	36.9

(Loss) income from continuing operations, before income taxes	(257.9)	161.2
Income taxes	(26.7)	(78.2)
(Loss) income from continuing operations, net of tax	(284.6)	83.0
Loss from discontinued operations, net of tax	(14.3)	(29.0)
Net (loss) income	(298.9)	54.0
Net loss attributable to noncontrolling interests	2.3	.7
Net (loss) income attributable to Avon	$(296.6)	$54.7
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2020	September 30, 2019
Net (loss) income	$(33.5)	$106.6
Other comprehensive loss:
Foreign currency translation adjustments	(65.7)	—
Unrealized gain (loss) on revaluation of long-term intercompany balances	40.4	(19.1)
Change in unrealized loss on cash flow hedges, net of taxes of $0.0 and $0.0	—	.1
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	4.4	1.6
Sale of New Avon	—	(3.4)
Total other comprehensive loss, net of income taxes	(20.9)	(20.8)
Comprehensive (loss) income	(54.4)	85.8
Less: comprehensive loss attributable to noncontrolling interests	.5	.3
Comprehensive (loss) income attributable to Avon	$(53.9)	$86.1
The accompanying notes are an integral part of these statements.

	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019
Net (loss) income	$(298.9)	$54.0
Other comprehensive loss:
Foreign currency translation adjustments	(149.7)	1.3
Unrealized gain (loss) on revaluation of long-term intercompany balances	13.8	(19.4)
Change in unrealized gain (loss) on cash flow hedges, net of taxes of $0.0 and $0.0	.6	(2.5)
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.6 and $0.5	8.4	4.7
Sale of New Avon	—	(3.4)
Total other comprehensive loss, net of income taxes	(126.9)	(19.3)
Comprehensive (loss) income	(425.8)	34.7
Less: comprehensive loss attributable to noncontrolling interests	2.3	.8
Comprehensive (loss) income attributable to Avon	$(423.5)	$35.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and September 30, 2020 (Unaudited)

(In millions)	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$321.1	$650.6
Restricted cash	7.6	2.9
Accounts receivable, net	261.2	280.2
Receivables from affiliates of Natura &Co	3.3	—
Inventories	461.1	452.3
Prepaid expenses and other	210.2	252.1
Assets held for sale	8.5	22.6
Total current assets	1,273.0	1,660.7
Property, plant and equipment, at cost	1,089.9	1,203.0
Less accumulated depreciation	(677.0)	(715.0)
Property, plant and equipment, net	412.9	488.0
Right-of-use assets	153.8	175.4
Goodwill	75.0	86.2
Deferred tax asset	120.2	161.2
Other assets	417.4	514.8
Total assets	$2,452.3	$3,086.3
Liabilities, Series C Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$30.2	$1.8
Loans from affiliates of Natura &Co	47.2	—
Accounts payable	660.9	723.3
Payables to affiliates of Natura &Co	92.8	—
Dividends payable	—	8.7
Accrued compensation	92.3	114.5
Other accrued liabilities	314.6	410.7
Sales taxes and taxes other than income	104.2	118.7
Income taxes	1.1	7.4
Current liabilities of discontinued operations	19.2	16.0
Total current liabilities	1,362.5	1,401.1
Long-term debt	1,566.5	1,590.4
Long-term operating lease liability	123.4	143.3
Employee benefit plans	127.6	137.6
Long-term income taxes	104.6	128.7
Other liabilities	96.7	90.5
Total liabilities	3,381.3	3,491.6
Series C convertible preferred stock	—	578.5
Shareholders’ Deficit
Common stock	—	192.6
Additional paid-in capital	527.7	2,321.2
Retained earnings	(294.3)	2,138.9
Accumulated other comprehensive loss	(1,166.9)	(1,040.0)
Treasury stock, at cost	—	(4,603.3)
Total Avon shareholders’ deficit	(933.5)	(990.6)
Noncontrolling interests	4.5	6.8
Total shareholders’ deficit	(929.0)	(983.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$2,452.3	$3,086.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Net (loss) income	$(298.9)	$54.0
Loss from discontinued operations, net of tax	(14.3)	(29.0)
(Loss) income from continuing operations, net of tax	(284.6)	83.0
Adjustments to reconcile net (loss) income from continuing operations to net cash used by operating activities:
Depreciation	43.4	54.6
Amortization	19.3	18.7
Provision for doubtful accounts	64.2	86.9
Provision for obsolescence	28.2	22.2
Share-based compensation	21.8	8.9
Foreign exchange losses (gains)	3.0	(42.8)
Deferred income taxes	21.8	21.7
Impairment loss on assets	1.8	15.4
Gain on sale of business / assets	(1.5)	(50.3)
Certain Brazil indirect taxes	—	(118.3)
Other	22.1	16.7
Changes in assets and liabilities:
Accounts receivable	(84.0)	(56.1)
Inventories	(84.1)	10.1
Prepaid expenses and other	(9.0)	34.1
Accounts payable and accrued liabilities	(85.7)	(232.8)
Income and other taxes	2.8	5.5
Noncurrent assets and liabilities	13.9	(18.9)
Net cash used by operating activities of continuing operations	(306.6)	(141.4)
Cash Flows from Investing Activities
Capital expenditures	(30.0)	(42.8)
Disposal of assets	1.8	1.8
Net proceeds from sale of business / assets	11.3	99.9
Other investing activities	.4	1.0
Net cash (used) provided by investing activities of continuing operations	(16.5)	59.9
Cash Flows from Financing Activities
Cash dividends	(8.6)	—
Debt, net (maturities of three months or less)	12.5	(6.9)
Proceeds from debt	80.8	400.0
Repayment of debt	(48.3)	(275.8)
Repurchase of common stock	(.4)	(1.0)
Costs associated with debt issue / repayment	(3.8)	(25.4)
Settlement of stock options	(25.8)	—
Settlement of derivative contracts	19.5	36.1
Proceeds from sale of PIS/COFINS tax credits	—	19.4
Other financing activities	—	.5
Net cash provided by financing activities of continuing operations	25.9	146.9
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(11.2)	(14.8)
Net cash used by discontinued operations	(11.2)	(14.8)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(23.9)	(15.2)

	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019
Net decrease in cash and cash equivalents, and restricted cash	(332.3)	35.4
Cash and cash equivalents, and restricted cash at beginning of period(1)	661.0	536.4
Cash and cash equivalents, and restricted cash at end of period (1)	$328.7	$571.8

The accompanying notes are an integral part of these statements.
(1) The balance at the beginning of the nine month period ended September 30, 2019 includes cash and cash equivalents of $3.7 classified as Held for sale assets in our Consolidated Balance Sheets.The balance at the end of the nine month period ended Sept 30, 2019 and the balance at the beginning of the nine month period ended September 30, 2020 includes Long-term restricted cash of $7.5 which is presented in other assets in our Consolidated

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2019	770.0	$192.6	$2,321.2	$2,138.9	$(1,040.0)	319.9	$(4,603.3)	$6.8	$(983.8)
Credit Losses Cumulative catch up	—	—	—	(2.0)	—	—	—	—	(2.0)
Net loss	—	—	—	(171.0)	—	—	—	(.9)	(171.9)
Other comprehensive loss	—	—	—	—	(104.3)	—	—	(.2)	(104.5)
Conversion of Series C convertible preferred stock (1)	—	—	—	(710.8)	—	(87.0)	1,197.6	—	486.8
Exercise/ vesting/ expense of share-based compensation	—	(.2)	(9.7)	—	—	—	—	—	(9.9)
Exchange of common stock (2)	(770.0)	(192.4)	(1,788.1)	(1,425.2)	—	(232.9)	3,405.7	—	—
Balances at March 31, 2020	—	$—	$523.4	$(170.1)	$(1,144.3)	—	$—	$5.7	$(785.3)
Net loss	—	—	—	(92.8)	—	—	—	(.7)	(93.5)
Other comprehensive loss	—	—	—	—	(1.5)	—	—	—	(1.5)
Exercise/ vesting/ expense of share-based compensation	—	—	.8	—	—	—	—	—	.8
Balances at June 30, 2020	—	$—	$524.2	$(262.9)	$(1,145.8)	—	$—	$5.0	$(879.5)
Net loss	—	—	—	(32.8)	—	—	—	(.7)	(33.5)
Gain on common control transaction	—	—	—	1.4	—	—	—	—	1.4
Other comprehensive income	—	—	—	—	(21.1)	—	—	.2	(20.9)
Exercise/ vesting/ expense of share-based compensation	—	—	3.5	—	—	—	—	—	3.5
Balances at September 30, 2020 (3)	—	$—	$527.7	$(294.3)	$(1,166.9)	—	$—	$4.5	$(929.0)

(1) On December 30, 2019, an affiliate of Cerberus Capital Management, L.P. ("Cerberus") elected to convert 435,000 shares of Series C Preferred Stock into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, conditioned on the Conversion Condition (as defined below). See Note 12, Series C Convertible Preferred Stock.

(2) In January 2020, subsequent to the Transaction, the Company restated its certificate of incorporation to effect a change in capitalization of the Company by changing the number of authorized shares of stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, were common stock and (ii) 25,000,000 shares, par value $1.00 per share, were preferred stock) to 1,000 shares of common stock, par value $0.01 per share. As a result of the Merger, all of the issued and outstanding common stock of the Company, being 550,890,788, were canceled and converted. See Note 18, Mergers     with Natura Cosméticos S.A.,.

(3) The number of shares of Common Stock (par value $0.01 per share) outstanding at September 30, 2020 was 101.34.

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2018	761.8	$190.3	$2,303.6	$2,234.3	$(1,030.4)	319.4	$(4,602.3)	$7.7	$(896.8)
Net loss	—	—	—	(32.7)	—	—	—	(.8)	(33.5)
Other comprehensive loss	—	—	—	—	(4.0)	—	—	.1	(3.9)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.2)	—	—	—	—	(6.2)
Exercise/ vesting/ expense of share-based compensation	1.3	.3	(1.5)	—	—	—	—	—	(1.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.0	—	—	—	—	—	—	—	.1	.1
Balances at March 31, 2019	763.1	$190.6	$2,302.1	$2,195.4	$(1,034.4)	319.4	$(4,602.3)	$7.1	$(941.5)
Net (loss) income	—	—	—	(19.5)	—	—	—	.4	(19.1)
Other comprehensive income	—	—	—	—	5.5	—	—	—	5.5
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.4)	—	—	—	—	(6.4)
Exercise/ vesting/ expense of share-based compensation	—	—	5.4	—	—	—	—	—	5.4
Repurchase of common stock	.1	.1	—	—	—	.5	(1.0)	—	(1.0)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.1	—	—	—	—	—	—	—	(.3)	(.3)
Balances at June 30, 2019	763.2	$190.7	$2,307.5	$2,169.5	$(1,028.9)	319.9	$(4,603.3)	$7.2	$(957.3)
Net income (loss)	—	—	—	106.9	—	—	—	(.3)	106.6
Other comprehensive loss	—	—	—	—	(20.8)	—	—	—	(20.8)
Dividends accrued - Series C convertible preferred stock	—	—	—	(6.4)	—	—	—	—	(6.4)
Exercise/ vesting/ expense of share-based compensation	.3	.3	3.0	—	—	—	—	—	3.3
Repurchase of common stock	(.1)	(.6)	—	—	—	—	—	—	(.6)
Balances at September 30, 2019	763.4	190.4	2,310.5	2,270.0	(1,049.7)	319.9	(4,603.3)	6.9	(875.2)

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2019 Annual Report on Form 10-K ("2019 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. On January 3, 2019, we completed the Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding S.A. ("Natura &Co") pursuant to which, in a series of transactions (the "Transaction"). Upon the consummation of the Transaction, the Company became a wholly owned subsidiary of Natura &Co Holding and Avon common stock ceased to be traded on the NYSE. As a result, we have excluded disclosures of Earnings per Share from our consolidated financial statements. For additional information, see Note 18, Agreement and Plan of Mergers with Natura Cosméticos S.A.
The Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura &Co Holding, we have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 9, Segment Information for more information.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the Company had tooling, net of amortization of $8.0 and $12.9, respectively. The tooling balance as of December 31, 2019, representing cost of $94.4 and accumulated depreciation of $81.5, previously included in other long-term assets has been reclassified to property, plant and equipment to conform to the current year presentation.
As of September 30, 2020, we identified an immaterial classification error in the Consolidated Statement of Cash Flows relating to the nine month period ended September 30, 2019 with respect to cash flows from the settlement of derivative contracts. Our accounting policy is to classify derivative cash flows as operating, investing or financing consistent with the nature of the underlying hedged item. However, we have identified that cash flows relating to derivative contracts that economically hedge foreign exchange gains and losses on intercompany loans have been incorrectly classified as operating activities rather than financing activities. We have corrected this reclassification error through a revision to the nine month period ended September 30, 2019 to reclassify cash inflows of $36.1 from the settlement of derivative contracts from operating activities to financing activities.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. Due to the uncertain and rapidly evolving nature of current conditions around the world, the impacts of COVID-19 most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. We are therefore unable to predict accurately the impact that COVID-19 will have on our business going forward.
During the second quarter of 2020, COVID-19 had a significant impact on our operations as many markets were subject to lockdown restrictions which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. Most markets showed signs of recovery in the third quarter of 2020 but it is unclear whether this recovery will continue in the remaining of 2020 or if new lockdown measures currently being imposed in parts of Europe will dampen the recovery. We continue to closely monitor the evolution of the COVID-19 pandemic, deciding on actions to minimize impacts, ensure the continuity of operations and promote the safety and health of all the people involved. Since the beginning of the virus spread and the consequent restrictive measures imposed by governments, such as closing non-essential trade and restricting the movement of people across borders, the Company has implemented some measures in all its operations, in line with the official measures:

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
•Change in the minimum order criteria, start kit and increased deadline for payment of Representatives - original practices are being restored as the markets are recovering from pandemic; and
•Daily monitoring of suppliers to ensure supply.

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
Cyber incident
In June 2020, the Company became aware that it was exposed to a cyber incident in its Information Technology ("IT") environment which interrupted some systems and partially affected the Company's operations. We engaged leading external cyber security and IT general controls specialists, launched a comprehensive containment and remediation effort, and started a forensic investigation. By mid-August, the Company had re-established all of its core business processes and resumed operations in all of its markets, including all of its distribution centers.

The cyber incident had a significant impact on our revenue performance for the second quarter of 2020, with the majority of the impact (approximately $87 million in sales) being shifted to the third quarter of 2020 as the Company fulfilled the order backlog created. The incremental expense incurred as a result of the cyber incident was not material.

Although we have no indication that the accuracy and completeness of any financial information was impacted as a result of the incident and the Company has performed extensive procedures to validate such accuracy and completeness, we believe that, if the incident had gone differently, it could have potentially resulted in a material impact to the Company’s financial statements.
Going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control, we might expect some negative impact on revenue from COVID-19 to continue for the remainder of 2020 and into 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Accounting Standards Implemented
ASU 2016-13, Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. We adopted this new accounting guidance effective January 1, 2020, using a modified retrospective transition approach. The adoption did not have a material impact on our condensed consolidated financial statements and disclosures and did not significantly impact the Company’s accounting policies or estimation methods related to the allowance for doubtful accounts. The adoption resulted in a cumulative effect decrease to retained earnings of approximately $2 to reflect a change in the allowance for doubtful accounts.
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
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in ASU 2018-14 are effective for public business entities for annual periods ending after December 15, 2020. Early adoption is permitted. An entity should apply the amendments in ASU 2018-14 on a retrospective basis to all periods presented. We do not expect this new accounting guidance to have a material impact on the disclosures in our financial statements.

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
The Company incurred costs during the three and nine months ended September 30, 2020 and 2019 following the resolution of certain contingent liabilities related to its ownership and operation of the North America business prior to its separation into New Avon.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative expenses	$(4.5)	$(6.3)	$(14.3)	$(29.0)
Operating loss	$(4.5)	$(6.3)	$(14.3)	$(29.0)
Loss from discontinued operations, net of tax	$(4.5)	$(6.3)	$(14.3)	$(29.0)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Assets Held for Sale
The major classes of assets comprising held for sale assets on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 are shown in the following table.

	September 30, 2020	December 31, 2019

Current held for sale assets
Property, Plant and Equipment (net)	8.5	22.6
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
At September 30, 2020, assets held for sale include one property in Avon International segment and one property in the Avon Latin America Segment.
Divestitures
Avon Shanghai
In August 2020, we signed an agreement to sell Avon Management Shanghai ("Avon Shanghai") to an affiliate of Natura &Co for a selling price of $2.9. In August 2020, we completed the sale of the entity and received proceeds of $2.9. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows. As the sale was to an affiliate under common control of Natura &Co, the gain on sale of $1.4 was recorded directly to Retained earnings.
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
China Wellness Plant
In March 2020, we signed an agreement to sell the China Wellness Plant for a total selling price of $6.6 before expenses. In the six-month period ended June 30, 2020 we received a cash deposit for the selling price of $6.6, which included $3.3 of restricted cash held in escrow.
In August 2020, we completed the sale of the China Wellness Plant and $3.3 of restricted cash in escrow was transferred to Avon. In the third quarter of 2020, we recorded a gain of $1.4 before tax, which is reported separately in the Consolidated Statements of Operations. The gain represents the difference between the net proceeds (after associated expenses) and the carrying value of the China Wellness Plant on the date of sale.
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
China manufacturing
On February 15, 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd. ("TheFaceShop"), of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total selling price of $71.0, less expenses of approximately $1.1. The selling price included $23.5 relating to outstanding intercompany loans payable to Avon Manufacturing (Guangzhou), Ltd. from other Avon subsidiaries that was presented as financing activities in the Consolidated Statement of Cash Flows, this was subsequently settled in April 2019. The cash proceeds of $46.4, net of loan amounts, are presented as investing activities in the Consolidated Statement of Cash Flows, which includes $7.5 of restricted cash as of December 31, 2019. This was subsequently reclassified to short-term restricted cash in the three month period ended March 31, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of Operations Data
Revenue from sale of product to New Avon(1)	N/A	$3.5	N/A	$12.0
Gross profit from sale of product to New Avon(1)	N/A	$.1	N/A	$.2

Cost of sales for purchases from New Avon(2)	N/A	$.7	N/A	$2.1

Revenue from affiliates of Natura &Co(8)	$.9	$—	$2.7	$—
Gross profit from affiliates of Natura &Co(8)	$.1	$—	$.5	$—

Selling, general and administrative expenses related to New Avon:
Transition services, intellectual property, technical support and innovation and subleases	N/A	$—	N/A	$(.2)
Project management team(3)	N/A	$.6	N/A	$4.0
Interest income from Instituto Avon(4)	$—	$—	$.1	$.1
Interest expense on Loan from affiliates of Natura &Co(7)	$1.3	$—	$1.6	$—

	September 30, 2020	December 31, 2019
Balance Sheet Data
Receivables due from Instituto Avon(4)	$1.1	$2.1
Receivables due from affiliates of Natura &Co(8)	$3.3	$—
Payables due to an affiliate of Cerberus(5)	N/A	$2.1
Payables due to affiliates of Natura &Co(6)	$92.8	$—
Loans from affiliates of Natura &Co(7)	$47.2	$—
(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd, from that point New Avon was no longer a related party. Transactions entered into with New Avon for the three and nine month periods ended September 30, 2019 have been disclosed above.
(2) New Avon supplies product to the Company as part of the same manufacturing and supply agreement discussed in footnote (1) above. The Company purchased $.5 from New Avon associated with this agreement during the three months ended September 30, 2019, and recorded $.7 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the three months ended September 30, 2019. The Company purchased $1.6 from New Avon associated with this agreement during the nine months ended September 30, 2019, and recorded $2.1 associated with these purchases within cost of sales in our Consolidated Statement of Operations during the nine months ended September 30, 2019. Transactions entered into with New Avon for the three and nine month periods ended September 30, 2019 have been disclosed above. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd; from that point New Avon was no longer a related party.
(3) The Company also entered into agreements with an affiliate of Cerberus, which provided for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
implementation of the Company’s strategic initiatives. Furthermore, upon consummation of the Transaction with Natura &Co Holding in January 2020, Cerberus ceased being a related party. During the three and nine months ended September 30, 2019 the Company recorded net costs of $.6 and $4.0, respectively, in selling, general and administrative expenses associated with these agreements.
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
(6) Upon consummation of the Transaction on January 3, 2020, the Company was acquired by Natura &Co Holding and became a wholly owned direct subsidiary of Natura &Co Holding. Payables due to affiliates of Natura &Co Holding of $92.8 at September 30, 2020 include $91.5 due to Natura &Co Holding related to the amount of accrued dividend paid by Natura &Co Holding in relation to Series C preferred stock. On December 30, 2019, Cerberus elected to convert 435,000 shares of series C preferred stock, representing all shares of series C preferred stock outstanding, into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, pursuant to the holder of the Company’s series C preferred stock’s rights under the Company’s certificate of incorporation. The foregoing election was conditioned upon the filing of the certificates of merger with respect to the First Merger (the "Conversion Condition"). Upon consummation of the Transaction in January 2020, the Company’s common stock was converted to Natura &Co Holding common stock. In January 2020 Natura &Co Holding paid the accrued unpaid dividends on the shares of series C preferred stock in an amount equal to U.S. $91.5 to Cerberus. See Note 12, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cleveland Apple Investor L.P. (“Cerberus Investor”). Payables due to affiliates of Natura &Co Holding at September 30, 2020 also include $1.3 of payables from normal operations, primarily previously intercompany balances that became related party balances on the sale of Avon Shanghai Management to an affiliate of Natura &Co Holding in August 2020. See Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for further information relating to this divestiture.
(7) Loans from affiliates of Natura &Co Holding at September 30, 2020 of $47.2 include $40.8 outstanding under the Revolving Credit Facility between Avon Luxembourg Holdings S.à r.l and Natura &Co International S.à r.l., a subsidiary of Natura &Co Holding. Loans from affiliates of Natura &Co Holding at September 30, 2020 also include $4.5 (300 Argentinian Pesos) pursuant to an agreement to receive funding from Natura &Co Holding with respect to our Argentina operations during the second quarter of 2020. See Note 18, Debt for further details of the terms of these loans. Loans from affiliates of Natura &Co Holding at September 30, 2020 also include a $1.9 previously intercompany balance that became a related party balance on the sale of Avon Shanghai Management to an affiliate of Natura &Co Holding in August 2020. See Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for further information relating to this divestiture.
(8) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $.9 and $2.7 associated with these agreements during the three and nine months ended September 30, 2020 respectively. The Company recorded gross profit from related party of $.1 and $.5 associated with these agreements during the three and nine months ended September 30, 2020 respectively. Receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended September 30, 2020
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$156.1	$159.0	$315.1	$—	$315.1
Fragrance	137.2	112.6	249.8	—	249.8
Color	64.5	60.9	125.4	—	125.4
Total Beauty	357.8	332.5	690.3	—	690.3
Fashion & Home:
Fashion	67.6	54.7	122.3	—	122.3
Home	13.9	123.6	137.5	—	137.5
Total Fashion & Home	81.5	178.3	259.8	—	259.8
Product sales	439.3	510.8	950.1	—	950.1
Representative fees	16.7	29.6	46.3	—	46.3
Other	1.1	(.4)	.7	.9	1.6
Other revenue	17.8	29.2	47.0	.9	47.9
Total revenue	$457.1	$540.0	$997.1	$.9	$998.0

	Three Months Ended September 30, 2019
	Avon International	Avon Latin America	Total
Beauty:
Skincare	$153.0	$173.2	$326.2
Fragrance	148.3	147.3	295.6
Color	82.0	89.6	171.6
Total Beauty	383.3	410.1	793.4
Fashion & Home:
Fashion	86.9	57.0	143.9
Home	12.4	99.8	112.2
Total Fashion & Home	99.3	156.8	256.1
Certain Brazil indirect taxes	—	67.7	67.7
Net sales	482.6	634.6	1,117.2
Representative fees	21.7	38.9	60.6
Other	1.3	8.9	10.2
Other revenue	23.0	47.8	70.8
Total revenue	$505.6	$682.4	$1,188.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Nine Months Ended September 30, 2020
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$429.3	$398.6	$827.9	$—	$827.9
Fragrance	348.2	299.4	647.6	—	647.6
Color	194.9	154.5	349.4	—	349.4
Total Beauty	972.4	852.5	1,824.9	—	1,824.9
Fashion & Home:
Fashion	178.8	124.9	303.7	—	303.7
Home	34.8	259.6	294.4	—	294.4
Total Fashion & Home	213.6	384.5	598.1	—	598.1
Product sales	1,186.0	1,237.0	2,423.0	—	2,423.0
Representative fees	48.0	78.4	126.4	—	126.4
Other	5.2	4.5	9.7	2.7	12.4
Other revenue	53.2	82.9	136.1	2.7	138.8
Total revenue	$1,239.2	$1,319.9	$2,559.1	$2.7	$2,561.8

	Nine Months Ended September 30, 2019
	Avon International	Avon Latin America	Total
Beauty:
Skincare	$491.2	$530.2	$1,021.4
Fragrance	443.0	453.7	896.7
Color	282.0	259.6	541.6
Total Beauty	1,216.2	1,243.5	2,459.7
Fashion & Home:
Fashion	285.3	179.1	464.4
Home	41.1	309.3	350.4
Total Fashion & Home	326.4	488.4	814.8
Certain Brazil indirect taxes	—	67.7	67.7
Net sales	1,542.6	1,799.6	3,342.2
Representative fees	68.7	117.5	186.2
Other	3.1	18.2	21.3
Other revenue	71.8	135.7	207.5
Total revenue	$1,614.4	$1,935.3	$3,549.7

In January 2020 the Company became a fully owned subsidiary of Natura &Co Holding. As a result of this transaction, the Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura &Co Holding, we have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 9, Segment Information for more information.

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
The following table provides information about receivables and contract liabilities from contracts with customers at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accounts receivable, net of allowances of $50.6 and $66.6	$261.2	$280.2
Contract liabilities	$41.1	$51.0
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the nine months ended September 30, 2020, we recognized $38.0 of revenue related to the contract liability balance at the beginning of the nine month period ended September 30, 2020, as the result of performance obligations satisfied. In addition, we deferred an additional $32.1 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at September 30, 2020 as compared with December 31, 2019.
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
5. INVENTORIES

Components of Inventories	September 30, 2020	December 31, 2019
Raw materials	$136.6	$130.6
Finished goods	324.5	321.7
Total	$461.1	$452.3

AVON PRODUCTS, INC.

6. LEASES

We have operating and finance leases for corporate and market offices, warehouses, automotive and other equipment. Our sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The table below shows the sublease income recorded in the Consolidated Statement of Operations incurred during the three and nine months ended September 30, 2020 and 2019:

		Three months ended September 30,		Nine months ended September 30,
Lease Costs	Classification	2020	2019	2020	2019
Sublease income	Selling, general and administrative expenses	3.1	2.5	11.7	8.3

7. CONTINGENCIES
Brazilian Tax Assessments
In December 2012, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received an excise tax ("IPI") assessment for the year 2008. The assessment totals approximately $174, including penalties and accrued interest. As in prior IPI cases that have been resolved in Avon’s favor, this assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil Manufacturing did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In July 2013, the 2012 IPI assessment was upheld at the first administrative. In April 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $46 (including associated penalty and interest). In December 2019, we received an unfavorable decision in the third administrative level. In October 2020, Avon was formally notified about the December unfavorable decision that rejected the Motion for Clarification. Avon will appeal to the administrative decision that denied the motion for clarification in court.
In October 2017, Avon Brazil Manufacturing received a new tax assessment notice regarding IPI for the year 2014 on grounds similar to the 2012 assessment. The 2017 IPI assessment totals approximately $173, including penalties and accrued interest. In April 2018, Avon was notified of an unfavorable decision at the first administrative level. In February, 2019, this IPI assessment was upheld at the second administrative level and in April 2019 we appealed this decision to the third administrative level. In December 2019, Avon received an unfavorable decision and presented an appeal.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary to provide a guarantee letter or a deposit in the total amount of the debt to move the discussion in the judicial sphere. Depending on the circumstances, this may result in an adverse effect on the Company’s Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years through 2014 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded. However, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. As of September 30, 2020, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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

AVON PRODUCTS, INC.

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
A favorable judicial ruling to our objection of this IPI tax would also have an adverse effect on the Company’s Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounts to approximately $69 at September 30, 2020. This reserve would be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2020, there were 143 individual cases pending against the Company. During the three months ended September 30, 2020, 17 new cases were filed and thirteen cases were dismissed, settled or otherwise resolved. The value of our settlements in this area thus far has not been material, either individually or in the aggregate. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.
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
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such current cases at September 30, 2020 is approximately $8 and, accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the United States District Court for the Southern District of New York against the Company and certain former officers of the Company. The complaint was subsequently amended and recaptioned "In re Avon Products, Inc. Securities Litigation". The amended complaint is brought on behalf of a purported class consisting of all purchasers or acquirers of Avon common stock between January 21, 2016 and November 1, 2017, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for Representatives in Brazil. Avon and the individual defendants filed a motion to dismiss which the court denied. The parties have reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of $14.5 million. Approximately $2 million of the settlement

AVON PRODUCTS, INC.

will be paid by the Company (which represents the remaining deductible under the Company’s applicable insurance policies) and the remainder of the settlement will be paid by the Company’s insurers. On August 31, 2020, the court granted preliminary approval of the settlement and scheduled a hearing on January 20, 2021 to consider final approval. In the event the settlement is not approved by the court, or is otherwise terminated before it is finalized, the Company will be unable to predict the outcome of this matter. Furthermore, in that event, it is reasonably possible that the Company may incur a loss in connection with this matter, which the Company is unable to reasonably estimate.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2020, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2020	$(1,053.1)	$(4.3)	$(88.4)	$(1,145.8)
Other comprehensive (loss) income other than reclassifications	(25.5)	—	2.4	(23.1)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	2.0	2.0
Total reclassifications into earnings	—	—	2.0	2.0
Balance at September 30, 2020	$(1,078.6)	$(4.3)	$(84.0)	$(1,166.9)

Three Months Ended September 30, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon (2)	Total
Balance at June 30, 2019	$(935.2)	$(2.1)	$(4.3)	$(90.7)	$3.4	$(1,034.4)
Other comprehensive loss other than reclassifications	(19.1)	(.1)	—	—	—	(19.2)
Reclassifications into earnings:
Derivative loss on cash flow hedges, net of tax of $0.0	—	.2	—	—	—	.2
Amortization of net actuarial loss and prior service cost, net of tax of $0.21)	—	—	—	1.6	—	1.6
Sale of New Avon	—	—	—	—	(3.4)	(3.4)
Total reclassifications into earnings	—	.2	—	1.6	(3.4)	(1.6)
Balance as September 30, 2019	$(954.3)	$(2.0)	$(4.3)	$(89.1)	$—	$(1,049.7)

AVON PRODUCTS, INC.

Nine Months Ended September 30, 2020	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2019	$(942.7)	$(.6)	$(4.3)	$(92.4)	$(1,040.0)
Other comprehensive (loss) income other than reclassifications	(135.9)	—	—	2.4	(133.5)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0	—	.6	—	—	.6
Amortization of net actuarial loss and prior service cost, net of tax of $0.6(1)	—	—	—	6.0	6.0
Total reclassifications into earnings	—	.6	—	6.0	6.6
Balance at September 30, 2020	$(1,078.6)	$—	$(4.3)	$(84.0)	$(1,166.9)

Nine Months Ended September 30, 2019	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon (2)	Total
Balance at December 31, 2018	$(936.2)	$.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)
Other comprehensive (loss) other than reclassifications	(18.1)	(3.6)	—	—	—	(21.7)
Reclassifications into earnings:
Derivative loss on cash flow hedges, net of tax of $0.0	—	1.1	—	—	—	1.1
Amortization of net actuarial loss and prior service cost, net of tax of $0.51)	—	—	—	4.7	—	4.7
Sale of New Avon	—	—	—	—	(3.4)	(3.4)
Total reclassifications into earnings	—	1.1	—	4.7	(3.4)	2.4
Balance as September 30, 2019	$(954.3)	$(2.0)	$(4.3)	$(89.1)	$—	$(1,049.7)

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
Foreign exchange net gain of $5.6 and net loss of $5.1 for the three months ended September 30, 2020 and 2019, respectively, and foreign exchange net gain of $1.7 and net loss of $5.8 for the nine months ended September 30, 2020 and 2019, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.

AVON PRODUCTS, INC.

9. SEGMENT INFORMATION
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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2020	2019	2020	2019
Avon International	$457.1	$505.6	$1,239.2	$1,614.4
Avon Latin America (5)	540.0	682.4	1,319.9	1,935.3
Total revenue from reportable segments (1)	997.1	1,188.0	2,559.1	3,549.7
Revenue from affiliates to Natura &Co	.9	—	2.7	—
Total revenue(1)	998.0	1,188.0	2,561.8	3,549.7

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Profit	2020	2019	2020	2019
Segment Profit
Avon International	$17.4	$35.4	$15.7	$129.9
Avon Latin America(5)	22.0	108.0	(46.0)	174.4
Total profit from reportable segments (2)	$39.4	$143.4	$(30.3)	$304.3
Unallocated global expenses(3)	(3.2)	(8.9)	(5.0)	(26.9)
Certain Brazil indirect taxes(6)	—	—	10.6	—
CTI restructuring initiatives	(12.4)	(17.5)	(17.6)	(116.7)
Costs related to the Transaction (4)	—	(19.3)	(85.8)	(36.4)
Operating profit	$23.8	$97.7	$(128.1)	$124.3
(1)Total revenue also includes revenue from other business activities of $2.8 and $4.7 for the three months ended September 30, 2020 and 2019 and $11.6 and $14.7 for the nine months ended September 30, 2020 and 2019, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Previously reported amount has been allocated to Avon International and Avon Latin America segments to conform to the current year presentation.
(2)Total profit from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $1.3 and $.9 for the three months ended September 30, 2020 and 2019 and $5.4 and $2.0 for the nine months ended September 30, 2020 and 2019, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $50.2 and $58.8 for the three months ended September 30, 2020 and 2019 and $153.2 and $187.2 for the nine months ended September 30, 2020 and 2019, respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment. Previously reported amounts has been allocated to segments to conform to the current year presentation.

AVON PRODUCTS, INC.

(3)For the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
(4)For the nine months ended September 30, 2020, costs related to the Transaction primarily include professional fees of approximately $46, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. For the three months and nine month ended September 30, 2019, costs related to the Transaction primarily include professional fees and other impairment losses on assets. Refer to Note 18, Merger with Natura for more information relating to the Natura transaction.
(5)The three and nine month periods ended September 30, 2019 include the impact of certain Brazil indirect taxes, which were recorded in revenue in the amount of approximately $68.
(6)The nine month period ended September 30, 2020 includes the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11.
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2020 and December 31, 2019, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2020	December 31, 2019
Prepaid taxes and tax refunds receivable	$115.5	$141.1
Receivables other than trade(1)	48.1	51.4
Prepaid brochure costs, paper and other literature	10.3	13.1
Other	36.3	46.5
Prepaid expenses and other	$210.2	$252.1
(1) As of September 30, 2020, the Company has recognized insurance receivables of $12 related to a contingent liability of approximately $15 for Shareholder Litigation, recognized in the Consolidated Balance Sheet under Other Accrued Liabilities. See Note 7, Contingencies.
At September 30, 2020 and December 31, 2019, other assets included the following:

Components of Other Assets(1)	September 30, 2020	December 31, 2019
Net overfunded pension plans	$100.5	$100.6
Capitalized software	69.5	83.1
Judicial deposits	47.4	70.1
Long-term receivables	145.7	196.1
Trust assets associated with supplemental benefit plans	35.5	37.3
Other	18.8	27.6
Other assets	$417.4	$514.8

(1) As of September 30, 2020 and December 31, 2019, the Company had tooling, net of amortization of $8.0 and $12.9, respectively. Tooling balance as of December 31, 2019 previously included in other long-term assets has been reclassified to property, plant and equipment to conform to the current year presentation.

11. RESTRUCTURING INITIATIVES
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

AVON PRODUCTS, INC.

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
Costs to Implement Restructuring Initiatives - Three and Nine Months Ended September 30, 2020 and 2019
During the three months ended September 30, 2020, we recorded net costs to implement of $10.9, of which $11.1 related to Avon Integration, $0.7 related to Open Up & Grow and a benefit of $.9 related to the Transformation Plan, in our Consolidated Statements of Operations. During the three months ended September 30, 2019, we recorded costs to implement of $17.5 of which $10.8 related to Open Up Avon, $6.7 related to the Transformation Plan, in our Consolidated Statements of Operations.
During the nine months ended September 30, 2020, we recorded net costs to implement of $16.1, of which $12.7 related to Avon Integration, $7.6 related to Open Up & Grow and a benefit of $4.2 related to the Transformation Plan, in our Consolidated Statements of Operations. During the nine months ended September 30, 2019, we recorded costs to implement of $93.2 of which $84.1 related to Open Up Avon, $9.0 related to the Transformation Plan, and $.1 related to other restructuring initiatives, in our Consolidated Statements of Operations.

AVON PRODUCTS, INC.

The costs during the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
CTI recorded in operating profit - COGS
Manufacturing asset write-offs	$—	$1.1	$—	$10.9
Inventory write-off	(.8)	(2.1)	(1.1)	1.0
	(.8)	(1.0)	(1.1)	11.9

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	5.7	3.2	4.0	51.9
Implementation costs, primarily related to professional service fees	5.9	7.8	6.7	33.7
Dual running costs	.8	3.7	2.3	8.2
Contract termination and other net benefits	.4	(.1)	3.4	4.5
Impairment of other assets	—	.1	.7	2.4
Accelerated depreciation	—	2.3	.4	2.6
Variable lease charges	.4	1.5	1.3	1.5
	13.2	18.5	18.8	104.8

CTI recorded in operating profit	12.4	17.5	17.7	116.7

CTI recorded in other (expense) income
(Gain) loss on sale of business / assets	(1.5)	—	(1.6)	(23.5)

Total CTI	$10.9	$17.5	$16.1	$93.2

Avon Integration	$11.1	$—	$12.7	$—
Open Up & Grow	$.7	$10.8	$7.6	$84.1
Transformation Plan	$(.9)	$6.7	$(4.2)	$9.0
Other	$—	$—		$.1
The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at September 30, 2020 is $.7 related to employee related costs.

AVON PRODUCTS, INC.

The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at September 30, 2020 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2019	$17.8	$—	$6.4	$24.2
2020 charges	2.3	(.5)	3.0	4.8
Adjustments	(2.6)	—	.3	(2.3)
Cash payments	(7.8)	—	(6.9)	(14.7)
Non-cash write-offs	—	.5	—	.5
Foreign exchange	(.6)	—	(.1)	(.7)
Balance at September 30, 2020	$9.1	$—	$2.7	$11.8
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan as of September 30, 2020 is as follows:

	Employee-Related Costs	Contract Terminations/Other	Total
Balance at December 31, 2019	$8.4	$1.5	$9.9
2020 charges	(.2)	—	(.2)
Adjustments	(4.3)	—	(4.3)
Cash payments	(.4)	(1.3)	(1.7)
Foreign exchange	(.1)	(.1)	(.2)
Balance at September 30, 2020	$3.4	$.1	$3.5
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2020.
The following table presents the restructuring charges incurred to date, under, Avon Integration, Open Up & Grow (formerly Open Up Avon) and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to-date	$8.8	$—	$—	$—	$8.8
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$8.8	$—	$—	$—	$8.8

Open Up & Grow
Charges incurred to-date	$83.3	$107.1	$11.9	$(10.9)	$191.4
Estimated charges to be incurred on approved initiatives	—	—	2.5	—	2.5
Total expected charges on approved initiatives	$83.3	$107.1	$14.4	$(10.9)	$193.9

Transformation Plan
Charges incurred to-date	$122.6	$2.5	$40.9	$3.4	$169.4
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$122.6	$2.5	$40.9	$3.4	$169.4

AVON PRODUCTS, INC.

The charges, net of adjustments, of initiatives under the Open Up Avon and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Avon International*	Avon Latin America*	Total
Avon Integration
Second quarter 2020	$1.5	$—	$1.5
Third quarter 2020	4.5	2.8	7.3
Charges incurred to-date	6.0	2.8	8.8
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$6.0	$2.8	$8.8

Open Up & Grow
2018	$52.8	$64.3	$117.1
2019	34.7	36.9	71.6
First quarter 2020	3.7	(.1)	3.6
Second quarter 2020	(.3)	(.1)	(.4)
Third quarter 2020	(.2)	(.3)	(.5)
Charges incurred to-date	90.7	100.7	191.4
Estimated charges to be incurred on approved initiatives	2.5	—	2.5
Total expected charges on approved initiatives	$93.2	$100.7	$193.9

Transformation Plan
2015	$21.4	$—	$21.4
2016	56.8	17.6	74.4
2017	49.8	5.0	54.8
2018	19.0	4.7	23.7
2019	(1.0)	.6	(.4)
First quarter 2020	(2.9)	.1	(2.8)
Second quarter 2020	(.2)	—	(.2)
Third quarter 2020	(1.6)	.1	(1.5)
Charges incurred to-date	141.3	28.1	169.4
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$141.3	$28.1	$169.4
*In January 2020 the Company became a fully owned subsidiary of Natura &Co Holding. As a result of this transaction, the Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura &Co Holding. Previously reported segment information has been recast throughout the financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 9, Segment Information for more information.
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

AVON PRODUCTS, INC.

12. SERIES C CONVERTIBLE PREFERRED STOCK
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
On January 3, 2020, the Company consummated the Transaction to become a wholly owned direct subsidiary of Natura &Co Holding. Upon consummation of the Transaction, the Company’s common stock was converted to Natura &Co Holding common stock. After the effective time of the Second Merger and in January 2020, Natura &Co Holding elected to pay the accrued dividends on the shares of series C preferred stock in an amount equal to $91.5 to Cerberus. See Note 18, Mergers with Natura Cosméticos S.A., and Note 3, Related Party Transactions.
13. GOODWILL

	Avon International	Avon Latin America	Total
Net balance at December 31, 2019*	$20.0	$66.2	$86.2

Changes during the period ended September 30, 2020:
Foreign exchange	(1.0)	(10.2)	(11.2)
Net balance at September 30, 2020	$19.0	$56.0	$75.0
*In January 2020 the Company became a fully owned subsidiary of Natura &Co Holding. As a result of this transaction, the Company has updated its reportable segments to align with Natura &Co Holding operations. Previously reported segment information has been recast throughout the financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 9, Segment Information for more information.

AVON PRODUCTS, INC.

14. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$4.2	$—	$4.2
Foreign exchange forward contracts	$—	$—	$—
Total	$4.2	$—	$4.2
Liabilities:
Foreign exchange forward contracts	$—	$24.8	$24.8
Total	$—	$24.8	$24.8
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2020 and December 31, 2019, respectively, consisted of the following:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$4.2	$4.2	$4.3	$4.3
Debt maturing within one year	(30.2)	(30.2)	(1.8)	(1.8)
Long-term debt(1)	(1,566.8)	(1,654.7)	(1,590.4)	(1,748.1)
Foreign exchange forward contracts	(24.8)	(24.8)	1.8	1.8
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at September 30, 2020:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$—	Accounts payable	$24.8
Total derivatives		$—		$24.8

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
Interest Rate Risk
At September 30, 2020 and December 31, 2019, our exposure to floating interest rate risk was minimal as over 98% of our borrowings are at fixed rates of interest. Only our short-term debt, which represents approximately 2% of our debt portfolio, is exposed to floating interest rates.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2020, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $417 for various currencies, none of which were designated as cash flow hedges.

AVON PRODUCTS, INC.

We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency translation impact recognized in earnings relating to the associated intercompany loans. During the three months ended September 30, 2020 and 2019, we recorded a loss of $13.9 and a gain of $35.1, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the nine months ended September 30, 2020 and 2019, we recorded a loss of $7.1 and a gain of $57.0, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
During the first quarter of 2019, we discontinued our program to hedge foreign exchange risk relating to forecasted operational transactions. The last of our designated cash flow hedges expired during the first quarter of 2020. Our designated hedges did not have a material impact on our Consolidated Financial Statements for the nine months ended September 30, 2020 and 2019.
16. DEBT
Natura Revolving Credit Facility
In May 2020, the Company’s subsidiary, Avon Luxembourg Holdings S.à r.l entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l,. a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $100 which may be used for working capital and other general corporate purposes (the "Facility"). Any borrowings under the Facility will bear interest at a rate per annum of LIBOR plus 7.7% and the Facility will mature on May 31, 2022. During the third quarter of 2020, we drew down $59.7 and repaid $19.8 including interest. As at September 30, 2020, $40.8 including interest was outstanding under the Facility.
Other loans from affiliates of Natura &Co
During the second quarter of 2020, the Company’s subsidiary, Cosmeticos Avon S.A.C.I entered into an agreement to receive funding from Natura Cosmeticos S.A., a subsidiary of Natura &Co Holding S.A and an affiliate of the Company in the amount of 300 million Argentine Peso which may be used for working capital and other general corporate purposes (the "Argentina Facility"). Any borrowings under the Argentina Facility will bear interest at a rate per annum of 29.81% and has a six-month maturity. At September 30, 2020 the balance outstanding under this loan is $4.5.
Loans from affiliates of Natura &Co Holding at September 30, 2020 also include a $1.9 previously intercompany balance that became a related party balance on the sale of Avon Shanghai Management to an affiliate of Natura &Co Holding in August 2020. See Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for further information relating to this divestiture.
Other short-term financing
In addition, at September 30, 2020, we utilized approximately $30 of short-term financing from third-party banks across multiple markets.
2019 Revolving Credit Facility
In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly owned foreign subsidiary of the Company, entered into a three year €200.0 senior secured revolving credit facility (the "2019 facility") and capitalized $11.0 of issuance costs, the related cash outflow is presented in other financing activities within the 10-K Consolidated Statement of Cash Flows. The 2019 facility was available for general corporate and working capital purposes.
As of December 31, 2019, there were no amounts outstanding under the 2019 facility and on January 3, 2020, the facility was automatically canceled upon change of control, and as a result $7.8 of unamortized issuance costs were written off, see Note 18, Mergers with Natura Cosméticos S.A.,.
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the "2013 Notes"). As of September 30, 2020, the following 2013 Notes remain outstanding; $461.9 aggregate principal amount of 5% Notes due March 15, 2023 and $216.1 aggregate principal amount of 6.95% Notes due March 15, 2043. Interest on the 2013 Notes is payable semiannually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes by S&P and Moody’s. The interest rate on the 2013 Notes is currently at the maximum allowable level of 2% above the respective interest rates in effect on date of issuance.
In September 2020, we repurchased $27.8 of our 6.95% Notes due March 15, 2043. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of $3.8 and accrued interest of $1.2. In connection with the repurchase, we incurred a loss on extinguishment of debt of $4.1 before tax in the third quarter of 2020 consisting of the $3.8 premium paid for

AVON PRODUCTS, INC.

the repurchases, and $0.3 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.
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
On November 2, 2020, AIO and AIC redeemed the 2016 Notes and the 2019 Notes, respectively. See Note 19, Subsequent Events, for additional information.
For a more detailed description of the Company’s debt agreements, refer to Note 8, Debt and Other Financing of our Annual Report on Form 10-K for the year ended December 31, 2019.
17. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of September 30, 2020, our annual effective tax rate, excluding discrete items, is 25.9% for 2020, as compared to 25.2% as of September 30, 2019.
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
The provision for income taxes for the three months ended September 30, 2020 and 2019 was $11.8 and $31.5, respectively. Our effective tax rates for the three months ended September 30, 2020 and 2019 were (68.6)% and 21.8%, respectively. The provision for income taxes for the nine months ended September 30, 2020 and 2019 were $26.7 and $78.2, respectively. Our effective tax rates for the nine months ended September 30, 2020 and 2019 were (10.4)% and 48.5%.
The effective tax rates for the three months ended September 30, 2020 and 2019 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the third quarter of 2020 was unfavorably impacted by the accrual of net income tax benefits of approximately $5.7 associated with the release of income tax reserves of approximately $10.8 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of approximately $.8. The effective tax rate for the third quarter of 2019 was also favorably impacted by the accrual of miscellaneous income tax benefits of approximately $2.3.
The effective tax rates for the nine months ended September 30, 2020 and 2019 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the nine months ended September 30, 2020 was also unfavorably impacted by the accrual of net income tax benefits of approximately $1.8 associated with the release of income tax reserves of approximately $11.2 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of approximately $5.1. The effective tax rate in the nine months ended September 30, 2019, was also favorably impacted by the accrual of net income tax benefits of approximately $5.2 associated with our uncertain tax positions and other net, miscellaneous income tax benefits of approximately $2.2.
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

AVON PRODUCTS, INC.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of September 30, 2020, the COVID-19 pandemic is negative evidence the Company must consider. As of September 30, 2020, the increase in negative evidence due to COVID-19, primarily lower revenue and profit performance, resulted in approximately $4.3 of valuation allowances being recorded against deferred tax assets. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.

18. MERGER WITH NATURA COSMÉTICOS S.A.
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
On completion of the Transaction, each share of the Company’s common stock issued and outstanding immediately prior to the consummation of the Transaction was converted into the ultimate right to receive, (i) 0.300 validly issued and allotted, fully paid-up American Depositary Shares of Natura &Co Holding, ("Natura &Co Holding ADSs") against the deposit of two shares of common stock of Natura &Co Holding ("Natura &Co Holding Shares", subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding ADSs or (ii) 0.600 validly issued and allotted, fully paid-up Natura &Co Holding Shares, subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding Shares. The Company’s Series C Preferred Stock held by Cerberus Investor were converted to common stock prior to consummation of the Transaction and were therefore automatically converted into common stock of Natura &Co; see Note 12, Series C Convertible Preferred Stock.
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
The Company incurred costs of $46 and $44 in relation to the Transaction, primarily professional fees during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.
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

AVON PRODUCTS, INC.
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

19. SUBSEQUENT EVENTS

In November 2020, the Company’s subsidiary, Avon International Operations Inc. entered into a Promissory Note with Natura &Co International S.à r.l, a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $960. The loan agreement will bear interest at a rate per annum of 3.13% and will mature on November 2, 2021 (“the Natura &Co Loan”).
In November 2020, in connection with the Natura & Co Loan, we redeemed the remaining principal amount of our 2016 Notes due August 15, 2022 and the remaining principal amount of our 2019 Notes due August 15, 2022. With respect to the 2016 Notes, the aggregate redemption amount paid was equal to the remaining principal amount of $500, plus a premium of $9.8 and accrued interest of $8.4. With respect to the 2019 Notes, the aggregate redemption amount paid was equal to the remaining principal amount of $400, plus a premium of $7.9 and accrued interest of $5.6.
In connection with the redemption, we expect to incur a loss on extinguishment of debt of $25.6 before tax in the fourth quarter of 2020 consisting of the $17.7 premiums, and the write-off of $7.9 of debt issuance costs related to the initial issuances of the notes that were redeemed.

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
During the nine months ended September 30, 2020, revenue decreased 28% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the nine month period ended September 30, 2019. Excluding these items, Adjusted revenue decreased 26%, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real, the Argentinian peso and the Mexican peso. Constant $ Adjusted revenue decreased 17%.
Revenue and Constant $ Adjusted revenue were impacted by a decrease in Active Representatives of 16%, across all markets. Average Representative Sales decreased 12% on a reported basis, unfavorably impacted by foreign exchange and Constant $ Adjusted Average Representative Sales decreased 1%. The decline in Revenue and Constant $ revenue was affected by the COVID-19 pandemic, which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019, with the third quarter showing revenue growth in Brazil and signs of recovery from the pandemic in most markets. See below for further details related to COVID-19.
Units sold decreased 15%, across all markets, with Brazil relatively unchanged compared to the prior year period.
See "Segment Review" in this management's discussion and analysis of financial condition and results of operations ("MD&A") for additional information related to changes in revenue by segment.
Mergers with Natura Cosméticos S.A.
On January 3, 2020 the Company became a fully owned direct subsidiary of Natura &Co Holding following the consummation of the Merger Agreement with Natura Cosméticos, Natura &Co Holding and two subsidiaries of Natura &Co Holding (the "Transaction"). In connection with the Transaction, trading of the Company's stock was suspended by the NYSE, the Company's common stock was subsequently delisted and deregistered.
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. Due to the uncertain and rapidly evolving nature of current conditions around the world, the impacts of COVID-19 most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. We are therefore unable to predict accurately the impact that COVID-19 will have on our business going forward.
During the second quarter of 2020, COVID-19 had a significant impact on our operations as many markets were subject to lockdown restrictions which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. Most markets showed signs of recovery in the third quarter of 2020 but it is unclear whether this recovery will continue in the remaining of 2020 or if new lockdown measures currently being imposed in parts of Europe will dampen the recovery. We continue to closely monitor the evolution of the COVID-19 pandemic, deciding on actions to minimize impacts, ensure the continuity of operations and promote the safety and health of all the people involved. Since the beginning of the virus spread and the consequent restrictive measures imposed by governments, such as closing non-essential trade and restricting the movement of people across borders, the Company has implemented some measures in all its operations, in line with the official measures:

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
•Change in the minimum order criteria, start kit and increased deadline for payment of Representatives - original practices are being restored as the markets are recovering from pandemic; and
•Daily monitoring of suppliers to ensure supply.

As of the date of this report, we are unable to estimate the long term impact of the economic paralysis arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19. See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic".
Cyber incident
In June 2020, the Company became aware that it was exposed to a cyber incident in its Information Technology ("IT") environment which interrupted some systems and partially affected the Company's operations. We engaged leading external cyber security and IT general controls specialists, launched a comprehensive containment and remediation effort and started a forensic investigation. By mid-August, the Company had re-established all of its core business processes and resumed operations in all of its markets, including all of its distribution centers.
The cyber incident had a significant impact on our revenue performance for the second quarter of 2020, with the majority of the impact (approximately $87 million in sales) being shifted to the third quarter of 2020 as the Company fulfilled the order backlog created. The incremental expense incurred as a result of the cyber incident was not material.
Although we have no indication that the accuracy and completeness of any financial information was impacted as a result of the incident and the Company has performed extensive procedures to validate such accuracy and completeness, we believe that, if the incident had gone differently, it could have potentially resulted in a material impact to the Company’s financial statements. Refer to Item 4. Controls and Procedures for conclusions related to internal controls.
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
RESULTS OF OPERATIONS—THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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
We also present gross margin, SG&A as a percentage of revenue, operating profit, operating margin and income (loss) before taxes on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and the financial measures calculated and reported in accordance with GAAP. See "Reconciliation of Non-GAAP Financial Measures" within "Results of Operations" in this MD&A for this quantitative reconciliation.
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) certain Brazil indirect taxes 2) CTI restructuring initiatives; 3) costs related to the Transaction; 4) costs associated with the early termination of debt.

(1)The three and nine month periods ended September 30, 2019 include the impact of certain Brazil indirect taxes, which were recorded in product sales and other income (expense), net in the amounts of approximately $68 and approximately $51, respectively, in our Consolidated Income Statements. See Note 10, Supplemental balance sheet information, to the Consolidated Financial Statements contained herein for further information. The corresponding tax impact was $23. The nine month period ended September 30, 2020 includes the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11.

(2)CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 11, Restructuring Initiatives, to the Consolidated Financial Statements contained herein for further information.

(3)For the nine months ended September 30, 2020, costs related to the Transaction of $86 primarily included professional fees incurred in relation to the Transaction of approximately $46, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. In three and nine month periods ended September 30, 2019, the Company recorded approximately $19 and $36 respectively, of costs related to the Transaction, primarily professional fees and impairment losses on assets. Further information relating to the Transaction is included in Note 18, Merger with Natura, to the Consolidated Financial Statements included herein.

(4)During the three and nine month periods ended September 30, 2020, the Company incurred costs of $4 and $12, respectively, associated with the early termination of debt. During the third quarter of 2019, the Company incurred costs of $8 associated with the early termination of debt.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	%/Basis Point Change	2020	2019	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$998.0	$1,188.0	(16)%	$2,561.8	$3,549.7	(28)%
Cost of sales	(440.0)	(468.2)	(6)%	(1,111.5)	(1,482.7)	(25)%
Selling, general and administrative expenses	(534.2)	(622.1)	(14)%	(1,578.4)	(1,942.7)	(19)%
Operating (loss) income	23.8	97.7	(76)%	(128.1)	124.3	*
Interest expense	(37.4)	(32.0)	17%	(100.9)	(95.9)	5%
Loss on extinguishment of debt and credit facilities	(4.1)	(8.1)	(49)%	(11.9)	(10.1)	18%
Interest income	.1	2.1	(95)%	1.6	5.3	(70)%
Other (expense) income, net	(1.0)	57.9	*	(20.1)	87.3	*
Gain on sale of business / assets	1.4	26.8	(95)%	1.5	50.3	(97)%
(Loss) income from continuing operations, before income taxes	(17.2)	144.4	*	(257.9)	161.2	*
Loss from continuing operations, net of tax	(29.0)	112.9	*	(284.6)	83.0	*
Net loss attributable to Avon	$(32.8)	$106.9	*	$(296.6)	$54.7	*

Advertising expenses(1)	$14.2	$22.7	(37)%	$37.0	$50.4	(27)%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$998.0	$1,188.0	(16)%	$2,561.8	$3,549.7	(28)%
Certain Brazil Indirect taxes	—	(67.7)		—	(67.7)
Adjusted revenue	$998.0	$1,120.3	(11)%	$2,561.8	$3,482.0	(26)%

Gross margin	55.9%	60.6%	(470)	56.6%	58.2%	(160)
CTI restructuring	(.1)	(.1)	—	—	.3	(30)
Certain Brazil Indirect taxes	—	(2.4)	240	—	(.7)	70
Adjusted gross margin	55.8%	58.1%	(230)	56.6%	57.8%	(120)

Selling, general and administrative expenses as a % of total revenue	53.5%	52.4%	110	61.6%	54.7%	690
CTI restructuring	(1.3)	(1.6)	30	(.7)	(3.0)	230
Certain Brazil Indirect taxes	—	3.0	(300)	.4	1.0	(60)
Costs related to the Transaction	—	(1.6)	160	(3.4)	(1.0)	(240)
Adjusted selling, general and administrative expenses as a % of total revenue	52.2%	52.2%	—	57.9%	51.7%	620

Operating (loss) income	$23.8	$97.7	(76)%	$(128.1)	$124.3	(203)%
CTI restructuring	12.4	17.5		17.6	116.7
Certain Brazil Indirect taxes	—	(67.7)		(10.6)	(67.7)
Costs related to the Transaction	—	19.2		85.8	36.4
Adjusted operating (loss) profit	$36.2	$66.7	(46)%	$(35.3)	$209.7	(117)%

Operating margin	2.4%	8.2%	(580)	(5.0)%	3.5%	(850)
CTI restructuring	1.2	1.5	(30)	.7	3.3	(260)
Certain Brazil Indirect taxes	—	(5.3)	530	(.4)	(1.8)	140
Costs related to the Transaction	—	1.6	(160)	3.3	1.0	230
Adjusted operating margin	3.6%	6.0%	(240)	(1.4)%	6.0%	(740)

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	%/Basis Point Change	2020	2019	%/Basis Point Change
Change in Constant $ Adjusted operating margin(2)			(110)			(650)

Loss before taxes	$(17.2)	$144.4	(112)%	$(257.9)	$161.2	(260)%
CTI restructuring	11.0	17.5		16.1	93.2
Certain Brazil Indirect taxes	—	(118.3)		(10.6)	(118.3)
Costs related to the Transaction	—	26.7		85.8	43.9
Other items	4.1	—		11.9	—
Adjusted (loss) income before taxes	$(2.1)	$70.3	(103)%	$(154.7)	$180.0	(186)%

Income taxes	$(11.8)	$(31.5)	(63)%	$(26.7)	$(78.2)	(66)%

Effective tax rate	(68.6)%	21.8%		(10.4)%	48.5%

Performance Metrics
Change in Active Representatives			(4)%			(16)%
Change in units sold			5%			(15)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
Three Months Ended September 30, 2020
Revenue
During the three months ended September 30, 2020, revenue decreased 16% compared to the prior-year period, significantly impacted by certain indirect tax items recognized in Brazil in the prior year. Excluding these items, Adjusted revenue decreased 11%, unfavorably impacted by foreign exchange, primarily the Brazilian real, the Argentinian peso and the Mexican peso. Constant $ Adjusted revenue increased 1%.
Revenue and Constant $ Adjusted revenue were impacted by a decrease in Active Representatives of 4%, across multiple markets. Average Representative Sales decreased 12% on a reported basis, unfavorably impacted by foreign exchange and Constant $ Adjusted Average Representative Sales increased 5%. Revenue and Constant $ Adjusted revenue benefited from the shift of approximately $87 in revenue from the prior quarter as the company fulfilled the order backlog caused by the cyber incident in June 2020. Excluding the benefit of the order backlog shift, Constant $ Adjusted revenue growth was primarily seen in Brazil, driven by pricing strategies and a significant increase in the Fashion & Home category. Constant $ Adjusted revenue growth in Brazil was more than offset by declines elsewhere, although there were signs of recovery from the pandemic in most markets.
Units sold increased 5%, driven by Brazil.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a category basis, our product sales from reportable segments and associated growth rates were as follows:

	Three Months Ended September 30,		% Change
	2020	2019	US$	Constant $
Beauty:
Skincare	$315.1	$326.2	(3)%	9%
Fragrance	249.8	295.6	(15)	(5)
Color	125.4	171.6	(27)	(17)
Total Beauty	690.3	793.4	(13)	(2)
Fashion & Home:
Fashion	122.3	143.9	(15)	(7)
Home	137.5	112.2	23	48
Total Fashion & Home	259.8	256.1	1	17
Certain Brazil indirect taxes	—	67.7	(100)	(100)
Product sales	$950.1	$1,117.2	(15)	(4)
* Calculation not meaningful
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 580 basis points, significantly impacted by certain indirect taxes recognized in Brazil in the three month period ended September 30, 2019. Excluding these items, Adjusted operating margin decreased by 240 basis points, compared to the same period of 2019. The declines in operating margin and Adjusted operating margin were driven by gross margin performance as SG&A as a percentage of total revenue remained relatively unchanged. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin decreased 470 basis points, significantly impacted by the effects of certain indirect taxes recognized in Brazil in the three month period ended September 30, 2019. Excluding these items, Adjusted gross margin decreased 230 basis points, compared to the same period of 2019, due to higher supply chain costs from higher material costs and the unfavorable impact of foreign currency, partially offset by the favorable net impact of price/mix.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 110 basis points, significantly impacted by certain indirect taxes recognized in Brazil and costs related to the Natura transaction in the three month period ended September 30, 2019. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue remained relatively unchanged, compared to the same period of 2019, as the impact of revenue reduction causing deleverage of our fixed expenses was offset by lower bad debt and advertising expenses, primarily in Latin America. Reduction of bad debt expense was driven by continued improvements in credit control and collections processes in Brazil, while actions were taken to reduce advertising expense following the pandemic.
Other Expenses
Interest expense increased by approximately $5 and interest income decreased by approximately $2 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $4 in the three month period ended September 30, 2020 related to the repurchase of a portion of our 6.95% Notes due March 15, 2043. The loss on extinguishment of debt and credit facilities of approximately $8 in the three month period ended September 30, 2019 was primarily comprised of the costs of termination of a portion of the 2020 bonds. Refer to Note 16, Debt, to the Consolidated Financial Statements included herein for more information relating to these extinguishments of debt.
Other (expense) income, net, of approximately ($1) represents an unfavorable impact of $59 compared to the third quarter of 2019 primarily attributable to the impact of interest on certain indirect tax items recognized in Brazil of approximately $50 in the third quarter of 2019.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Gain on sale of business/assets of approximately $1 in the three month period ended September 30, 2020 related to the sale of the China Wellness Plant in August 2020. The gain on sale of business/assets in the three month period ended September 30, 2019 related to the sale of our investment in New Avon in August 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, for more information relating to the sale of these businesses and assets.
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

Our effective tax rates for the three months ended September 30, 2020 and 2019 were (68.6)% and 21.8%, respectively. The effective tax rates for the three months ended September 30, 2020 and 2019 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the third quarter of 2020 was favorably impacted by the accrual of net income tax benefits of approximately $5.7 associated with the release of income tax reserves of approximately $10.8 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of approximately $0.8. The effective tax rate for in the third quarter of 2019 was also favorably impacted by the accrual of miscellaneous income tax benefits of approximately $2.3.

Our Adjusted effective tax rates for the three months ended September 30, 2020 and 2019 were (580.9)% and 14.2%, respectively. The Adjusted effective tax rates in 2020 and 2019 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the third quarter of 2020 was favorably impacted by the accrual of net income tax benefits of approximately $5.7 associated with the release of income tax reserves of approximately $10.8 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of approximately $0.8. The Adjusted effective tax rate in the third quarter of 2019 was also favorably impacted by the accrual of miscellaneous income tax benefits of approximately $2.3.

Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of September 30, 2020, the global COVID-19 pandemic is negative evidence the Company must consider. As of September 30, 2020, the increase in negative evidence due to COVID-19 resulted in approximately $4.3 of valuation allowances being recorded against deferred tax assets. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
See Note 17, Income Taxes, to the Consolidated Financial Statements included herein for more information on the effective tax rate, and Note 11, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $25, or approximately 190 basis points and 200 basis points to operating margin and Adjusted operating margin, respectively;
•foreign currency translation, which had an unfavorable impact of approximately $15 to operating profit and Adjusted operating profit, or an unfavorable impact of approximately 150 basis points and 140 basis points to operating margin and Adjusted operating margin, respectively; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a negligible impact before tax on both a reported and Adjusted basis.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2020
Revenue
During the nine months ended September 30, 2020, revenue decreased 28% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the nine month period ended September 30, 2019. Excluding these items, Adjusted revenue decreased 26%, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real, the Argentinian peso and the Mexican peso. Constant $ Adjusted revenue decreased 17%.
Revenue and Constant $ Adjusted revenue were impacted by a decrease in Active Representatives of 16%, across all markets. Average Representative Sales decreased 12% on a reported basis, unfavorably impacted by foreign exchange and Constant $ Adjusted Average Representative Sales decreased 1%. Revenue and Constant $ Adjusted revenue were affected by the COVID-19 pandemic, which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019, with the third quarter showing revenue growth in Brazil and signs of recovery from the pandemic in most markets.
Units sold decreased 15%, across all markets, with Brazil relatively unchanged compared to the prior year period.
On a category basis, our product sales from reportable segments and associated growth rates were as follows:

	Nine Months Ended September 30,		% Change
	2020	2019	US$	Constant $
Beauty:
Skincare	$827.9	$1,021.4	(19)%	(10)%
Fragrance	647.6	896.7	(28)	(19)
Color	349.4	541.6	(35)	(28)
Total Beauty	1,824.9	2,459.7	(26)	(17)
Fashion & Home:
Fashion	303.7	464.4	(35)	(29)
Home	294.4	350.4	(16)	—
Total Fashion & Home	598.1	814.8	(27)	(17)
Certain Brazil indirect taxes	$—	67.7
Product sales	$2,423.0	$3,342.2	(28)	(19)
* Calculation not meaningful
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 850 basis points, impacted by certain indirect taxes recognized in Brazil in the nine month period ended September 30, 2019. Excluding the impact of these items, Adjusted operating margin decreased by 740 basis points, compared to the same period of 2019. The declines in operating margin and Adjusted operating margin were mostly due to the impact of lower revenue on SG&A expenses. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin
Gross margin decreased by 160 basis points, impacted by certain indirect tax items recognized in Brazil in the nine month period ended September 30, 2019. Excluding these items, Adjusted gross margin decreased 120 basis points, compared to the same period of 2019, as the favorable impact of price/mix was more than offset by higher supply chain costs driven by lower volume on fixed overhead costs and increased material costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 690 basis points, impacted by costs related to the Natura transaction in the nine month period ended September 30, 2020 and by higher CTI restructuring charges in the nine month period ended September 30, 2019. Adjusted SG&A as a percentage of Adjusted revenue increased 620 basis points, compared to the same period of 2019.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The increase in SG&A as a percentage of total revenue and Adjusted SG&A as a percentage of Adjusted revenue was largely due to revenue reduction causing deleverage of our fixed expenses and higher sales leader and field investments in Avon International in response to COVID-19 to support our representatives, maintain engagement and accelerate revenue recovery.
Other Expenses
Interest expense increased by approximately $5 and interest income decreased by approximately $3 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $12 consists primarily of the costs of termination of our 2019 revolving credit facility and the repurchase of a portion of our 6.95% Notes due March 15, 2043. The loss on extinguishment of debt and credit facilities of approximately $10 in the nine month period ended September 30, 2019 was primarily comprised of the costs of termination of a portion of the 2020 bonds repaid in the third quarter of 2019. Refer to Note 16, Debt, to the Consolidated Financial Statements included herein for more information relating to these extinguishments of debt.
Other expense, net, of $20 decreased by approximately $107 compared to other income, net of $87 in the prior-year period. The prior period income was primarily attributable to the impact of interest on certain indirect tax items recognized in Brazil of approximately $55 and the favorable impact of foreign exchange net gains in the nine month period ended September 30, 2019 compared to losses in the nine month period ended September 30, 2020.
Gain on sale of business/assets of approximately $2 in the nine month period ended September 30, 2020 related primarily to the sale of the China Wellness Plant in August 2020. The gain on sale of business/assets of approximately $50 in the nine months ended September 30, 2019 related to the sale of Avon Manufacturing (Guangzhou), Ltd Maximin Corporation Sdn Bhd and the Rye Office in February, May and June 2019 respectively and the sale of our investment in New Avon in August 2019. Refer to Note 3, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, to the Consolidated Financial Statements included herein, for more information relating to the sale of these businesses and assets.
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
Our effective tax rates for the nine months ended September 30, 2020 and 2019 were (10.4)% and 48.5%, respectively. The effective tax rates for the nine months ended September 30, 2020 and 2019 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the nine months ended September 30, 2020 was favorably impacted by the accrual of net income tax benefits of approximately $1.8 associated with the release of income tax reserves of approximately $11.2 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of approximately $5.1. The effective tax rate for the nine months ended September 30, 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $5.2 associated with the release of income tax reserves of approximately $3.0 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $2.2.
Our Adjusted effective tax rates for the nine months ended September 30, 2020 and 2019 were (15.3)% and 37.2%, respectively. The Adjusted effective tax rates in 2020 and 2019 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the nine months ended September 30, 2020 was favorably impacted by the accrual of net income tax benefits of approximately $1.8 associated with the release of income tax reserves of approximately $11.2 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of approximately $5.1. The Adjusted effective tax rate in the nine months ended September 30, 2019 was also favorably impacted by the accrual of net income tax benefits of approximately $5.2 associated with the release of income tax reserves of approximately $3.0 associated with our uncertain tax positions net of other miscellaneous income tax expenses of approximately $2.2.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of September 30, 2020, the global COVID-19 pandemic is a new piece of negative evidence the Company must consider. As of September 30, 2020, the increase in negative evidence due to COVID-19 has not resulted in any changes to the Company’s conclusions regarding the realizability of existing deferred tax assets that are not subject to a valuation allowance. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its deferred tax assets. Potential negative evidence, including worsening of the economies in the markets we

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $35, or approximately 90 basis points to operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact of approximately $25 to operating profit and Adjusted operating profit, or an unfavorable impact of approximately 140 basis points and 100 basis points to operating margin and Adjusted operating margin, respectively; and
•foreign exchange net losses, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in an unfavorable impact of approximately $40 before tax on both a reported and Adjusted basis.
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
Avon International

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2020	2019	US$	Constant $	2020	2019	US$	Constant $
Total revenue	$457.1	$505.6	(10)%	(7)%	$1,239.2	$1,614.4	(23)%	(21)%
Segment profit	17.4	35.4	(51)%	(41)%	$15.7	129.9	(88)%	(84)%

Segment margin	3.8%	7.0%	(320)	(260)	1.3%	8.0%	(670)	(640)

Change in Active Representatives				(14)%				(20)%
Change in units sold				(8)%				(20)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2020
Total revenue decreased 10% compared to the prior-year period, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Russian Ruble, the South African Rand and the Turkish Lira. On a Constant $ basis, revenue decreased 7% primarily driven by a decrease in Active Representatives of 14% across most markets, partially offset by an increase in Average Representative Sales. Revenue and Constant $ revenue in the third quarter showed signs of recovery following the COVID-19 pandemic impact in prior quarters in most markets. Revenue and Constant $ revenue also benefited from the shift of approximately $12 in revenue from the prior quarter as the company fulfilled the order backlog caused by the cyber incident in June 2020.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Segment margin decreased 320 basis points, or 260 on a Constant $ basis, mostly driven by higher SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin was relatively unchanged as the positive impact of price/mix fully offset the unfavorable impact of foreign currency transaction losses.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to higher sales leader and field investments to accelerate revenue recovery and the impact of revenue reduction causing deleverage of our fixed expenses.
Nine Months Ended September 30, 2020
Total revenue decreased 23% compared to the prior-year period, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Russian Ruble, the South African Rand and the Turkish Lira. On a Constant $ basis, revenue decreased 21% primarily driven by a decrease in Active Representatives of 20% across most markets. Revenue and Constant $ revenue were affected by the COVID-19 pandemic, which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019, with the third quarter showing signs of recovery in most markets.
Segment margin decreased 670 basis points, or 640 on a Constant $ basis, was mostly due to the impact of lower revenue on SG&A expenses.
Constant $ Adjusted gross margin was relatively unchanged as the positive impact of price/mix offset higher supply chain costs primarily due to lower volume on fixed overhead costs.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of revenue reduction causing deleverage of our fixed expenses and higher sales leader and field investments in response to COVID-19 to support our representatives, maintain engagement and accelerate revenue recovery.

Avon Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2020	2019	US$	Constant $	2020	2019	US$	Constant $
Total revenue	$540.0	$682.4	(21)%	(3)%	$1,319.9	$1,935.3	(32)%	(18)%
Certain Brazil indirect tax benefit	—	(67.7)	*	*	—	(67.7)	*	*
Adjusted revenue	540.0	614.7	(12)%	8%	1,319.9	1,867.6	(29)%	(15)%

Segment profit	22.0	108.0	(80)%	(65)%	(46.0)	174.4	(126)%	(111)%
Certain Brazil indirect tax benefit	—	(67.7)	*	*	—	(67.7)	*	*
Adjusted segment profit	22.0	40.3	(45)%	(8)%	(46.0)	106.7	(143)%	(117)%

Segment margin	4.1%	15.8%	(1,170)	(1,080)	(3.5)%	9.0%	(1,250)	(1,100)
Certain Brazil indirect tax benefit	—%	9.2%	*	*	—%	3.3%	*	*
Adjusted segment margin	4.1%	6.6%	(250)	(110)	(3.5)%	5.7%	(920)	(740)

Change in Active Representatives				3%				(14)%
Change in units sold				14%				(12)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2020
Total revenue decreased 21% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the three month period ended September 30, 2019. Excluding these items, Adjusted revenue for the region was down 12%, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real, the Argentinian Peso and the Mexican peso. On a Constant $ basis, Adjusted revenue increased 8% primarily driven by an increase in both Average Representative Sales and Active Representatives, which benefited from the shift of approximately $75 in revenue from the prior quarter as the company fulfilled the order backlog caused by the cyber incident in June 2020. Excluding the benefit of this shift, Constant $ Adjusted revenue growth in Brazil

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

was more than offset by declines elsewhere in the region, with signs of recovery from the pandemic in the second half of the quarter.
Revenue in Brazil decreased 28%, significantly impacted by certain indirect tax items recognized in the three month period ended September 30, 2019. Excluding these items, Adjusted revenue in Brazil decreased 8%, unfavorably impacted by foreign exchange, while Brazil's Constant $ Adjusted revenue increased 24%. Constant $ Adjusted revenue growth in Brazil were primarily driven by an increase in Active Representatives as well as higher Average Representative Sales, which were largely attributable to a shift in revenue from the prior quarter as the company fulfilled the order backlog caused by the cyber incident in June 2020. Excluding the benefit of this shift, Constant $ Adjusted revenue growth in Brazil was driven by pricing strategies and a significant increase in the Fashion & Home category.
Segment margin decreased, significantly impacted by the effects of indirect tax items recognized in Brazil in the prior year. Excluding these items, Adjusted Segment margin decreased 250 basis points, or 110 basis points on a Constant $ basis, due to gross margin decline, largely offset by improvements in SG&A.
Adjusted gross margin declined primarily due to increased supply chain costs from higher material costs and the unfavorable impact of foreign currency, partially offset by the positive impact of price/mix. The year-on-year comparison of Adjusted gross margin included other certain indirect tax benefits in revenue in the prior year.
The decrease in Adjusted SG&A as a percentage of Adjusted revenue was driven by lower bad debt and advertising expenses, primarily in Brazil. Reduction of bad debt expense was driven by continued improvements in credit control and collections processes in Brazil, while actions were taken to reduce advertising expense following the pandemic.
Nine Months Ended September 30, 2020
Total revenue decreased 32% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the nine month period ended September 30, 2019. Excluding these items, Adjusted revenue for the region was down 29%, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real, the Argentinian peso and the Mexican peso. On a Constant $ basis, Adjusted revenue declined 18% primarily driven by a decrease in Active Representatives of 14% across all markets in Latin America. The decline in Revenue and Constant $ revenue was affected by the COVID-19 pandemic, which negatively impacted the initial signs of recovery coming from a lower Representative base in 2019, with the third quarter showing improving trends across Latin America markets and revenue growth in Brazil.
Revenue in Brazil decreased 32%, significantly impacted by certain indirect tax items recognized in Brazil in the nine month period ended September 30, 2019. Excluding these items, Adjusted revenue in Brazil decreased 26%, unfavorably impacted by foreign exchange, while Brazil's Constant $ Adjusted revenue decreased 4%. Revenue and Constant $ Adjusted revenue in Brazil were driven by a decrease in Active Representatives and lower Average Representative Sales, impacted by the COVID-19 pandemic, which negatively affected the initial signs of recovery coming from a lower Representative base in 2019. Brazil returned to growth in the third quarter driven by pricing strategies and a significant increase in the Fashion & Home category.
Segment margin decreased, significantly impacted by the effects of certain indirect tax items recognized in Brazil in the nine month period ended September 30, 2019. Excluding these items, Adjusted segment margin decreased 920 basis points, or 740 basis points on a Constant $ basis, mostly due to the impact of lower revenue on SG&A expenses as well as a decline in gross margin.
Adjusted gross margin declined primarily due to increased supply chain costs driven by lower volume on fixed overhead costs and increased material costs as well as the unfavorable impact of foreign currency losses. This was partially offset by the positive impact of price/mix. The year-on-year comparison of Adjusted gross margin included other certain indirect tax benefits in revenue in the prior year.
The increase in SG&A as a percentage of Adjusted revenue was primarily due to the impact of revenue reduction causing deleverage of our fixed expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and private placement of notes. Furthermore, since January 3, 2020, we are part of the Natura &Co group of companies which gives us access to intercompany funding. As of September 30, 2020, the Company had a $900.0 debt maturity obligation due August 2022, which was redeemed on November 2, 2020. See Note 19, Subsequent Events, to the Consolidated Financial Statements included herein for more information.
The Company has cash on hand of $321.1 and restricted cash of $7.6 as of September 30, 2020.
COVID-19 pandemic and going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company's control, we might expect some negative impact on revenue from COVID-19 to continue for the remainder of 2020 and into 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein.
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
Nine months ended September 30, 2020

Net Cash Used by Operating Activities of Continuing Operations

Net cash used by operating activities of continuing operations during the first nine months of 2020 was approximately $307 as compared to net cash used by operating activities of continuing operations of approximately $141 during the first nine months of 2019, an increased cash outflow of approximately $166. The increase in net cash used by operating activities was primarily due to lower cash profits impacted by lower revenue levels and unfavorable one-time items linked to the acquisition by Natura &Co Holding. Cash outflows related the Transaction included professional fees, senior officer severance and other expenses during the first quarter of 2020. Further information relating to the Transaction is included in Note 18, Merger with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Net Cash (Used) Provided by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first nine months of 2020 was approximately $17, as compared to net cash provided by continuing investing activities of approximately $60 during the first nine months of 2019. The approximate $77 decrease to net cash provided by continuing investing activities was driven by lower net proceeds from the sale of businesses and assets in the first nine months of 2020 compared to the first nine months of 2019. In the nine month period ended September 30, 2020, net proceeds of $11 were received from the sale of the Hungary Distribution Center in Gödöllő in the second quarter of 2020, and the sale of the China Wellness Plant and Avon Management Shanghai, both of which closed during the third quarter of 2020. In the nine month period ended September 30, 2019, net proceeds of $100 from the sale of Avon Manufacturing (Guangzhou), Ltd, which closed during the first quarter of 2019, the sale of the Rye office and the sale of Maximin Corporation Sdn Bhd, both of which closed during the second quarter of 2019, and the sale of our 19.9% ownership interest in New Avon, which was closed during the third quarter of 2019. Further information relating to these divestitures is included in Note 2, Discontinued Operations, Assets and Liabilities Held for Sale and Divestitures, to the Consolidated Financial Statements included herein.
Net Cash Provided by Financing Activities of Continuing Operations
Net cash provided by continuing financing activities during the first nine months of 2020 was approximately $26, as compared to cash provided by continuing financing activities of $147 in the first nine months of 2019. The approximate $121 decrease to net cash from financing activities was primarily due to the net impact of proceeds from debt issued offset by the repayment of debt in the prior year period.

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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Transformation Plan, Open Up Avon, Open Up & Grow, stabilization strategies, digital strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain and the legal status of the Representatives. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and/or realize the projected benefits (in the amounts and time schedules we expect) from Open Up & Grow, stabilization strategies, cost savings initiatives, restructuring and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, digital strategies, Internet platform and technology strategies including e-commerce, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;
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
•the possibility of business disruption in connection with our Transformation Plan, Open Up Avon, Open Up & Grow, stabilization strategies, cost savings initiatives, or restructuring and other initiatives;
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
•the COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems. There is uncertainty around the duration and breadth of the COVID-19 pandemic and the response to it. As a result, we cannot reasonably estimate at this time the continued impact, that COVID-19 may have on our business or operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact including on financial markets or otherwise. See also "Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic."
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
Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of September 30, 2020, due to a material weakness in our IT general controls (“ITGCs”) identified as of June 30, 2020 and not yet remediated, which is described below.
In June 2020, the Company became aware that it was exposed to a cyber incident in its Information Technology environment which interrupted some systems and partially affected operations. The Company engaged a leading cyber security firm to perform a forensic investigation of this incident. Management concluded that controls related to our IT environment have not been designed and/or operated effectively to prevent access and changes to our IT systems supporting financial information processing. Although we have no indication that the accuracy and completeness of any financial information was impacted as a result of the incident and the Company has performed extensive procedures to validate such accuracy and completeness, we believe that, if the incident had gone differently, it could have potentially resulted in a material impact to the Company’s financial statements, which leads to the conclusion that the magnitude of these control deficiencies represent a material weakness in our IT general controls as of September 30, 2020.
At the date of this report, the Company has concluded its investigation and continues to work diligently through the remediation plan to address the IT general controls material weakness in a timely manner.
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
We might expect some negative impact on revenue from COVID-19 to continue for the remainder of 2020 and into 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein. For further information see Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
Although there have been certain improvements in the restrictive measures being adopted to contain the impacts of the COVID-19 pandemic, there is still considerable uncertainty as to whether future restrictions might be required or enforced by the authorities in the future. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our clients, suppliers and employees, all of which are uncertain and cannot be predicted. COVID-19 also poses risks that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including current or future shutdowns that may be requested or mandated by governmental authorities and could have a material adverse effect on our results of operations, financial condition and liquidity going forward. Furthermore, to the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and liquidity, it may also have the effect of heightening many of the other risks to which we are exposed, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness.
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
In addition, in the future, other regional and / or global outbreaks of communicable diseases may occur. If they occur, the effects that the Company will suffer may be similar or even greater than the effects it is suffering as a result of the COVID-19 pandemic.

AVON PRODUCTS, INC.

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
In June 2020, we became aware that we were exposed to a cyber incident in our Information Technology (IT) environment which interrupted some of our systems and partially affected our operations. We engaged leading external cyber security and IT general controls specialists, launched a comprehensive containment and remediation effort and started a forensic investigation. By mid-August, the Company had re-established all of its core business processes and resumed operations in all of its markets, including all of its distribution centers.
The cyber incident had a significant impact on our revenue performance for the second quarter of 2020, with the majority of the impact (approximately US$87 million in sales) being shifted to the third quarter of 2020 as we fulfilled the order backlog created. The incremental expense incurred as a result of the cyber incident was not material.
Management concluded that controls related to our IT environment have not been designed and/or operated effectively to prevent access and changes to our IT systems supporting financial information processing. Although we have no indication that the accuracy and completeness of any financial information was impacted as a result of the incident and we have performed extensive procedures to validate such accuracy and completeness, we believe that, if the incident had gone differently, it could have potentially resulted in a material impact to our financial statements, which leads to the conclusion that the magnitude of

AVON PRODUCTS, INC.

these control deficiencies represent a material weakness in our IT general controls as of as of June 30, 2020, which is not yet remediated as of September 30, 2020.
At the date of this report, the Company has concluded its investigation and continues to work diligently through the remediation plan to address the IT general controls material weakness in a timely manner.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

10.1	Credit Agreement, dated May 13, 2020, between Natura &Co International S.à r.l, as lender, and Avon Luxembourg Holdings S.à r.l, as borrower

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	November 13, 2020	/s/ Elena Casap
Elena Casap
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.