Form 10-K
period 2020-12-31
AVON PRODUCTS INC
filed 2021-03-05
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2020 (the last business day of our most recently completed second quarter) was nil.
The number of shares of Common Stock (par value $.01) outstanding at January 30, 2021, was 101.34
The registrant meets the conditions sets forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Open Up & Grow and Avon Integration plans, stabilization strategies, digital strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain, the legal status of the Representatives, and the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems. There is uncertainty around the duration and breadth of the COVID-19 pandemic and the effectiveness of responses to it. As a result, we cannot reasonably estimate at this time the continued impact, that COVID-19 may have on our business or operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact including on financial markets or otherwise. See also "Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic."
•our ability to improve our financial and operational performance and execute fully our global business strategy, including our ability to implement the key initiatives of, and/or realize the projected benefits (in the amounts and time schedules we expect) from Open Up & Grow and Avon Integration plans, stabilization strategies, cost savings initiatives, restructuring and other initiatives, product mix and pricing strategies, enterprise resource planning, customer service initiatives, sales and operation planning process, outsourcing strategies, digital strategies, Internet platform and technology strategies including e-commerce, marketing and advertising strategies, information technology and related system enhancements and cash management, tax, foreign currency hedging and risk management strategies, and any plans to invest these projected benefits ahead of future growth;
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
•the possibility of business disruption in connection with our Open Up & Grow and Avon Integration plans, stabilization strategies, cost savings initiatives, or restructuring and other initiatives;
•our ability to reverse declining revenue, to improve margins and net income, or to achieve profitable growth, particularly in our largest markets and developing and emerging markets, such as Brazil, Mexico, Russia and the United Kingdom;
•our ability to improve working capital and effectively manage doubtful accounts and inventory and implement initiatives to reduce inventory levels, and the potential impact on cash flows and obsolescence;

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
•the effect of economic, political, legal, tax, including changes in tax rates, and other regulatory risks imposed on us abroad and in the U.S., our operations or the Representatives, including foreign exchange, pricing, data privacy or other restrictions, the adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil and Russia, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny;
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
•the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives; and,
•other risks and uncertainties include the possibility that the expected synergies and value creation from the Transaction (as defined in “Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Overview—Merger with Natura Cosméticos S.A.”) will not be realized or will not be realized within the expected time period; the risk that the businesses of the Company and Natura &Co Holding will not be integrated successfully; disruption from the Transaction making it more difficult to maintain business and operational relationships; the possibility that the intended accounting and tax treatments of the Transaction are not achieved; the effect of the consummation of the Transaction on customers, employees, representatives, suppliers and partners and operating results; as well as more specific risks and uncertainties.
Additional information identifying such factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2020, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

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
Our business is conducted primarily in one channel, direct selling, and our strategy is to expand to omnichannel. Since our merger with Natura Cosméticos S.A., we have updated our reportable segments to align with how the business is currently operated and managed. We have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Financial information relating to our reportable segments is included in "Segment Review" within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to in this report as "MD&A,", and in Note 14, Segment Information, to the Consolidated Financial Statements included herein. We refer to each of the Notes to the Consolidated Financial Statements included herein as a "Note." Information about geographic areas is included in Note 14, Segment Information to the Consolidated Financial Statements included herein. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S.").
In May 2019 we and Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), entered into an Agreement and Plan of Mergers (the "Merger Agreement"), pursuant to which the Company and Natura Cosméticos were acquired by and became wholly-owned subsidiaries of Natura &Co, Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co") in January 2020. Natura has stock listed on the B3 S.A. - Brasil, Bolsa, Balcão stock exchange in Brazil and American Depositary Shares traded on the New York Stock Exchange ("NYSE"). With the completion of this transaction, our common stock was removed from trading on the NYSE, and we became a privately held company.
COVID-19
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. Due to the uncertain and rapidly evolving nature of current conditions around the world, the impacts of COVID-19 most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain.
The most significant impact of the COVID-19 pandemic was felt during the second quarter of 2020, as many markets were subject to lockdown restrictions which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. The pandemic primarily resulted in reduced revenue, which in turn impacted profitability and cash generation. The third quarter showed signs of recovery in most markets. The fourth quarter has again been impacted by the new lockdown measures imposed in parts of Europe, although not to the extent felt during the second quarter as we were able to continue normal operations in our manufacturing facilities and distribution centers.
As of the date of this report, we are unable to estimate the long-term impact of the economic paralysis arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19. See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" and “Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Overview— COVID-19 pandemic”.
Distribution
During 2020, we had sales operations in 55 countries and territories, and distributed our products in 25 other countries and territories.
Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel, with a strategy to expand to omnichannel. Our priority in the omnichannel model is to accelerate digital social selling through Representative engagement, activation, training, direct customer delivery service, and e-commerce. In our case, sales of our products are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. On average we had approximately 4 million Active Representatives during the year ended December 31, 2020, which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales globally.
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
We employ certain web-enabled systems to increase Representative support, which allow a Representative to run her or his business more efficiently and also allow us to improve our order-processing accuracy. For example, in many countries, Representatives can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and communications with us. In addition, in many markets, Representatives can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets. We are actively deploying and training the Representatives on additional digital tools and sales methods to help increase its customer reach.
In some markets, particularly in Asia Pacific, we use decentralized branches, satellite stores and independent retail operations (e.g., beauty boutiques) to serve Representatives and other customers. Representatives come to a branch to place and pick up product orders for their customers. The branches also create visibility of the Avon brand, channel with consumers and help reinforce our beauty image. In certain markets, we allow our beauty centers and other retail-oriented and direct-to-consumer opportunities to reach new customers in complementary ways to direct selling. Avon increasingly utilizes e-commerce and markets its products through consumer websites.
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
Promotion and Marketing
Sales promotion and sales development activities are directed at assisting Representatives, through sales aids such as brochures, product samples, demonstration products and training. In order to support the efforts of Representatives to reach new customers, specially designed sales aids, digital content and tools, promotional pieces, customer flyers and various forms of advertising may be used. In addition, we seek to motivate the Representatives through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with Representatives are conducted by the district sales or zone managers. We believe that the training meetings are an integral part of enabling the Representatives to provide customers with the advice and tools to better service her customer base as well as teach sales techniques and provide recognition for sales performance.
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
International Operations
During 2020, our international operations, outside of the U.S., were conducted primarily through subsidiaries in 55 countries and territories. Outside of the U.S., our products were also distributed in 24 other countries and territories. In March 2016, we separated from our North America business, which had consisted of the Company's operations in the U.S., Canada and Puerto Rico; this business has been presented as discontinued operations for all periods presented. As a result, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S. During 2020, approximately 51% of our consolidated revenue was derived from Avon Latin America, and approximately 49% was derived from Avon International. Further, approximately 20% of our consolidated revenue during 2020 was derived from Brazil, which is our largest market and is included within the Avon Latin America reportable segment.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse foreign currency fluctuations, foreign currency remittance restrictions, the ability to procure products, pandemic situations and unfavorable social, economic and political conditions.
See the sections "Risk Factors - Our ability to conduct business in our international markets may be affected by political, legal, tax and regulatory risks." and "Risk Factors - We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions." in Item 1A for more information.
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
Our products are affected by the cost and availability of materials such as glass, fragrance and fuel. For the vast majority of items we have more than one source of supply available. We believe that we can continue to obtain sufficient raw materials and supplies to manufacture and produce our Beauty products for the foreseeable future.
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
See Item 2, Properties for additional information regarding the location of our principal manufacturing facilities.
Product Categories
Both of our product categories individually account for 10% or more of consolidated net sales in 2020. The following is the percentage of net sales by product category for the years ended December 31:

	2020	2019	2018
Beauty	74%	74%	75%
Fashion & Home	26%	26%	25%
2019 was impacted by certain indirect tax items in Brazil and 2018 was impacted by the Brazil Tax on Industrial products ("IPI") tax release, both are excluded from net sales in our calculation above. See "Avon LATAM" within MD&A for more information.
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
Research and Product Development Activities
New products are essential to growth in the highly competitive cosmetics industry. Our research and development ("R&D") department’s efforts are vital to developing new products, including formulating effective beauty treatments relevant to women’s needs, and improving existing products. As part of our Open Up & Grow strategy and to improve our brand competitiveness, we are focusing on developing breakthrough new technology and product innovation to deliver accessible Beauty products that provide visible consumer benefits while also delivering the Company’s ambitious sustainability goals. R&D also works extensively with third party companies to bring in new ideas, help accelerate development time and deliver against local market trends.

Our global R&D innovation center is located in Suffern, NY. There is a team of expert scientists, researchers and technicians applying the disciplines of science to the practical aspects of bringing products to market around the world. Relationships with dermatologists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have R&D centers located in, Brazil, China, Mexico, the Philippines, Poland, South Africa and the UK.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $36.5 in 2020, $40.6 in 2019 and $48.0 in 2018. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters

Compliance with environmental laws and regulations impacting our global operations has not had, and currently is not anticipated to have, a material adverse effect on our financial position, capital expenditures or competitive position. As part of the Natura &Co group, we are now in the process of working towards our B Corp accreditation; which we aim to achieve by 2025.
Human Capital Resources
At December 31, 2020, we employed approximately 19,500 employees. Of these, approximately 200 were employed in the U.S. Females constituted approximately 61% of our workforce and 61% of our managerial employees.
At Avon, we use the power of beauty to transform women’s lives for the better. People are at the heart of our business and part of our Open Up & Grow strategy is the key focus on empowering our Associates to have a meaningful career experience.
In 2020, we refreshed our employee value proposition after a listening exercise across the organization. Our refreshed brand essence reflects our commitment to doing good with our people, purpose and product. 2020 also saw the launch of our new engagement tool, Glint, with a focus on building manager capability to engage their teams. We had high levels of engagement with 84% participation and overall engagement score of 72%. Managers are briefed and asked to identify one action area of focus which, when coupled with a focused change at organizational level, creates powerful and systemic change across Avon.
We are committed to creating an inclusive environment where all Associates are able to bring their whole selves to work through hiring, developing and supporting a diverse and inclusive workplace. Our Associates and Management are expected to adhere to a set of expectations that sets standards for appropriate behavior and includes required annual training on inclusion in the workplace. Our employee networks provide a space for Associates to have honest conversations, highlight areas of improvement for the Company and build their own capabilities through mentoring, career conversations and educational events.
Our learning strategy is designed to empower Associates to maximize their impact and build capability at all levels. The “Leading with Heart” program for first -time people managers covers key concepts critical to being an effective and compassionate leader. Through the “Leading with Purpose” program, participants learn how to leverage their personal strengths while maximizing impact as senior leaders. Accessible to all Associates, the dynamic global communications and learning platform Inside Avon enables access to internal networks, communities of interest and bite-sized learning across a variety of topics.
Throughout the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, our subcontractors and our customers. These protocols include temporarily closing offices, significantly expanding the use of virtual interactions in all aspects of our business, including customer facing activities and for front line workers, social distancing measures enforced in all operations consistently since the beginning of the pandemic, including reconfiguring work spaces where possible and delineating paths, entrances, and exits in factories and warehouses and enhanced cleaning protocols.
The “Staying Connected” virtual community was established to support Associates working remotely with topics ranging from exercise videos, mental well-being support, teaching resources for parents home-schooling and increased communication from Organizational Leaders in the form of Staying Connected: Virtual coffee breaks. All Associates had 3-month access to the THRIVE application and, when surveyed in April 2020, 92% of Avon Associates felt they were getting the support they needed.

Transformation Plan, Open Up & Grow and Avon Integration
In January 2016, we announced a transformation plan (the "Transformation Plan") which was completed in 2018. In September 2018, we initiated a new strategy to return Avon to growth ("Open Up Avon"). In May 2020, the new leadership of Avon International refreshed our strategy ("Open Up & Grow") which aims to return Avon International to growth over the next three years.
In addition, subsequent to the merger of Natura and Avon in January 2020, an integration plan (the "Avon Integration") was established to create the right global infrastructure to support the future vision of the Natura &Co Group, while also identifying synergies primarily between Avon LATAM and Natura &Co Latin America.
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
During 2020 and 2019, we disposed of businesses and assets as part of the Open up Avon strategy and later the Open Up & Grow strategy. In February, May and June 2019, we completed the sale of Avon Manufacturing (Guangzhou), Ltd, Maximin Corporation Sdn Bhd ("Malaysia Maximin") and the Rye office, respectively. In April and August 2020, we completed the sale of the Hungary distribution center and the China Wellness Plant, respectively.
Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale to the Consolidated Financial Statements included herein, for additional information regarding the sale of the North America business, Avon Manufacturing (Guangzhou), Ltd, Maximin Corporation Sdn Bhd, the Rye office, the China Wellness Plant, the Hungary distribution center and Avon Shanghai.
Website Access to Reports
Our filings with the SEC, including reports, proxy and information statements, and other information regarding the Company are available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.
ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks and all of the other information in our Consolidated Financial Statements and Notes thereto contained herein. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected.
Summary of Risk Factors
The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:
•The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic.
•Now that the Transaction has been consummated, the expected benefits from integrating our operations with Natura & Co's operations may not be achieved.
•Third parties may terminate or alter existing contracts or relationships with us as a result of the Transaction.
•The consummation of the Transaction limits our ability to utilize existing US tax credits and also could be further reduced pursuant to Sections 382 and 383 of the Code if an additional ownership change occurs in the future.
•The combined company may not realize the cost savings, synergies and other benefits that the parties expect to achieve from the Transaction.
•The financial analyses and projections considered by Natura &Co and Avon prior to the Transaction may not be realized.
•Our success depends on our ability to improve our financial and operational performance and execute fully our global business strategy.
•We may experience financial and strategic difficulties and delays or unexpected costs in completing Open Up & Grow and Avon Integration and any other restructuring and cost-saving initiatives, including achieving any anticipated savings and benefits of these initiatives.
•There can be no assurance that we will be able to improve revenue, margins and net income or achieve profitable growth.
•Our ability to improve our financial performance depends on our ability to anticipate and respond to market trends and changes in consumer preferences.
•Our business is conducted primarily in one channel, direct selling, and our inability to retain our Representatives may materially adversely affect us.

•We face intense competition and can make no assurances about our ability to overcome our competitive challenges.
•Third-party suppliers provide, among other things, the raw materials required for our Beauty products, and the loss of these suppliers, a supplier's inability to supply a raw material or a finished product or a disruption or interruption in the supply chain may adversely affect our business.
•The loss of, or a disruption in, our research and development, production and distribution operations could adversely affect our business, financial condition and results of operations.
•Our success depends, in part, on the quality, safety and efficacy of our products.
•We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions.
•Our ability to conduct business in our international markets may be affected by economic, political, legal, tax and regulatory risks.
•Our business is subject to a number of foreign laws and regulations in various jurisdictions governing data privacy and security.
•The uncertainty surrounding the UK's decision to withdraw from the EU may adversely affect our business.
•A failure, disruption, cyberattack, other breach in the security of an IT system or infrastructure that we utilize could adversely affect our business and reputation and increase our costs.
•Unauthorized disclosure of sensitive or confidential Representative or customer information or our failure or the perception by our Representatives or customers that we failed to comply with privacy laws or properly address privacy concerns could materially harm our business and standing with our Representatives and customers.
•We were the target of a cybersecurity incident which disrupted our systems.
•Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity.
•Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
•We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.
•Government reviews, inquiries, investigations, and actions could harm our business or reputation. In addition, from time to time, we may conduct other investigations and reviews, the consequences of which could negatively impact our business or reputation.
•If we are unable to protect our intellectual property rights, specifically patents and trademarks, our ability to compete could be adversely affected.
•We may be exposed to claims and liabilities as a result of the separation of our North America business.
•We or New Avon may fail to perform under the post-closing arrangements executed in connection with the Separation.
•The licensing of our North America intellectual property rights, including trademarks that are fundamental to our brand, in connection with the Separation could adversely impact our reputation, our business generally, and our ability to enforce intellectual property rights used in both North America and international jurisdictions.
•A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings.
•Our success depends, in part, on our key personnel.
•We are not insured against all risks affecting our activities and our insurance coverage may not be sufficient to cover all losses and/or liabilities that may be incurred by our operations.
•Any strategic alliances or divestitures may expose us to additional risks.

Risks Related to COVID-19

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic.
Public health officials worldwide have recommended and mandated precautions to mitigate the spread of COVID-19, including restrictions on manufacturing, distribution, and congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, manufacturing and distribution of our products have been negatively impacted and could be further affected in the future. Our suppliers have been similarly impacted which further affects our ability to produce and distribute. Distribution has also been impacted by certain restrictions on import and export in various countries and such restrictions may continue in the future. As a result of the COVID-19 pandemic, we have also been unable to satisfy certain demand for our products. The pandemic has also led to challenges in recruiting Representatives, and enrollment of Representatives will likely occur at a slower pace. As a result, customers have experienced and may continue to experience delays in receiving our products. Additionally, there is a general risk that our employees or other workers could be exposed to the virus and that an incident of infection at one of our sites could result in “lock-down” measures for the whole site that could negatively impact our business.
Our results will continue to be adversely impacted by these public health restrictions and other actions taken to contain or mitigate the impact of COVID-19.
We expect some negative impact on revenue from COVID-19 to continue in 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the date of issuance of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date of issuance of the Consolidated Financial Statements contained herein. For further information see Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
Although there have been certain improvements in the restrictive measures being adopted to contain the impacts of the COVID-19 pandemic, there is still considerable uncertainty as to whether future restrictions might be required or enforced by the authorities in the future. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our Representatives, suppliers and employees, all of which are uncertain and cannot be predicted. COVID-19 also poses risks that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including current or future shutdowns that may be requested or mandated by governmental authorities and could have a material adverse effect on our results of operations, financial condition and liquidity going forward. Furthermore, to the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and liquidity, it may also have the effect of heightening many of the other risks to which we are exposed, such as those relating to our high level of indebtedness and our need to generate sufficient cash flows to service our indebtedness.
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
If the COVID-19 pandemic continues to adversely affect the global economy and/or adversely affect our business, financial condition, liquidity or results of operations, it may also increase the likelihood and/or magnitude of other risks described in this “Risk Factors” section.

Risks Related to the Transaction

Now that the Transaction has been consummated, the expected benefits from integrating our operations with Natura & Co's operations may not be achieved.
The success of the Transaction depends, in part, on the ability of Natura &Co and its subsidiaries and businesses other than Avon (including Natura Cosméticos, Aesop, The Body Shop and their respective subsidiaries) and Avon to realize the expected benefits from integrating their respective operations. No assurance can be given that Natura &Co and Avon will be able to integrate their respective operations without encountering difficulties, which may include, among other things, the loss of key employees, diversion of management attention, the disruption of our respective ongoing businesses or possible inconsistencies in standards, procedures and policies. Additionally, Natura &Co and Avon may be required to make unanticipated capital expenditures or investments in order to maintain, integrate, improve or sustain our operations. Integrating our respective operations may involve additional unanticipated costs and financial risks, such as the incurrence of unexpected write-offs, the possible effect of adverse tax and accounting treatments and unanticipated or unknown liabilities relating to Natura &Co or Avon. All of these factors could decrease or delay the expected accretive effect of the Transaction.
Even if our respective operations are successfully integrated, we may not realize the full benefits of the Transaction, including the synergies, cost savings and growth opportunities, within the expected time frame, if at all. Natura &Co and Avon continue to evaluate the estimates of synergies to be realized from the Transaction. However, the actual cost savings, the costs required to realize the cost savings and the source of the cost savings could differ materially from the estimates of Natura &Co and Avon.
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
In addition, the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which may adversely affect the Natura &Co and Avon integration plans and may materially and adversely affect our results of operations, cash flows and financial position. For further information regarding the impacts of the COVID-19 pandemic on our operations, please also see "Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic.

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

As of December 31, 2019, we had approximately $660 million of foreign tax and other credits available to offset future income for U.S. federal tax purposes. As a result of the ownership change resulting from the Transaction the ability to use these credits has been limited to a range of approximately $108 to $178 million. Our ability to utilize such credits to offset future income could be further limited, however, if the Company undergoes an additional "ownership change" within the meaning of Section 382 of the Code. In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by 5% shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If the 50 percentage points are exceeded, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred credits that may be used to offset taxable income in future years. A number of complex rules apply in calculating this limitation, and any such limitation would depend in part on the market value of the Company at the time of the ownership change and prevailing interest rates at the time of calculation. As a result, the magnitude of any potential limitation on the use of our deferred tax assets and the effect of such limitation on the Company if an ownership change were to occur is difficult to assess. However, if all or a portion of our deferred tax assets were to become subject to this limitation, our tax liability could increase significantly and our future results of operations and cash flows could be adversely impacted. Prospectively if we were to undergo a further ownership change these remaining credits could be further reduced.

The combined company may not realize the cost savings, synergies and other benefits that the parties expect to achieve from the Transaction.
The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of Natura &Co and Avon. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits expected by Natura &Co and Avon from the Transaction. The failure of the combined company to meet the challenges involved in successfully integrating the operations of Natura &Co and Avon or otherwise to realize the anticipated benefits of the Transaction could cause an interruption of the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships and diversion of management’s attention, and may cause the combined company’s share price to decline. The difficulties of combining the operations of the companies include, among others:
• coordinating geographically separate organizations;
• the potential diversion of management focus and resources from other strategic opportunities and from operational matters;
• aligning and executing the strategy of the combined company;
• retaining existing independent beauty consultants and Sales Representatives and attracting new independent beauty consultants and Sales Representatives;
• retaining existing customers and attracting new customers;
• maintaining employee morale and retaining key management and other employees;
• integrating two unique business cultures, which may prove to be incompatible;
• the possibility of faulty assumptions underlying expectations regarding the integration process;
• consolidating corporate and administrative infrastructures and eliminating duplicative operations;
• coordinating distribution and marketing efforts;
• integrating information technology, communications and other systems;
• changes in applicable laws and regulations;
• managing tax costs or inefficiencies associated with integrating the operations of the combined company;
• unforeseen expenses or delays associated with the Transaction; and
• taking actions that may be required in connection with obtaining regulatory approvals.
Many of these factors are out of the combined company’s control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially affect the combined company’s business, financial condition and results of operations. In addition, even if the operations of Natura &Co and Avon are integrated successfully, the combined company may not realize the full benefits of the Transaction, including the synergies, cost savings or sales or growth opportunities that Natura &Co and Avon expect. These benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that the combination of Natura &Co and Avon will result in the realization of the full benefits anticipated from the Transaction.

The financial analyses and projections considered by Natura &Co and Avon prior to the Transaction may not be realized.
The financial analyses and projections considered by Natura &Co and Avon prior to the Transaction reflected numerous estimates and assumptions that were inherently uncertain with respect to industry performance and competition, general business, economic, market and financial conditions and matters specific to Natura &Co’s and Avon’s businesses, including the factors entitled “Forward-Looking Statements” and/or entitled “Item 3. Key Information—D. Risk Factors,” all of which are difficult to predict and many of which are beyond Natura &Co’s and Avon’s control. There can be no assurance that the financial analyses and projections considered by Natura &Co and Avon will be realized or that actual results will not materially vary from such financial analyses and projections. In addition, since the financial projections cover multiple years, such information by its nature becomes less predictive with each successive year.

Risks Related to Our Business Strategy

Our success depends on our ability to improve our financial and operational performance and execute fully our global business strategy.

Our ability to improve our financial and operational performance and implement the key initiatives of our global business strategy is dependent upon a number of factors, including our ability to:
•implement Open Up & Grow and Avon Integration stabilization strategies, cost savings initiatives, restructuring and other initiatives, and achieve anticipated savings and benefits from such programs and initiatives;
•reverse declines in our market share and strengthen our brand image;
•implement appropriate pricing strategies and product mix that are more aligned with the preferences of local markets and achieve anticipated benefits from these strategies;
•reduce costs and effectively manage our cost structure, particularly selling, general and administrative (“SG&A”) expenses;
•improve our business in the markets where we operate, including through improving field health;
•execute investments in information technology (“IT”) infrastructure and realize efficiencies across our supply chain, marketing processes, sales model and organizational structure;
•implement and continue to innovate our digital strategies, Internet platform, technology strategies and customer service initiatives, including our ability to offer a more compelling social selling experience and the roll-out of e-commerce in certain markets, especially where innovative platforms and technologies may lead to a disruption of our operations, both online and offline;
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

We may experience financial and strategic difficulties and delays or unexpected costs in completing Open Up & Grow and Avon Integration and any other restructuring and cost-saving initiatives, including achieving any anticipated savings and benefits of these initiatives.
Subsequent to the merger of Natura and Avon in January 2020, an integration plan (the "Avon Integration") was established to create the right global infrastructure to support the future ambitions of the Natura &Co Group while also identifying synergies and opportunities to leverage our combined strength, scale and reach. Synergies will be derived mainly from procurement, manufacturing/distribution and administrative, as well as top line synergies, primarily between Avon LATAM and Natura &Co Latin America.
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy is integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, seeking a better fit for purpose asset base, and an increased focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. These savings have been and are expected to continue to be achieved through restructuring actions (that have resulted, and may continue to result, in charges related to severance, contract terminations and inventory and other asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce.
In May 2020, the new leadership of Avon International refreshed our strategy ("Open Up & Grow") which aims to return Avon International to growth over the next three years. Open Up & Grow replaces and builds on the success of the 2018 Open Up Avon strategy in order to strengthen competitiveness through enhancing the representative experience, improving brand position and relevance, accelerating digital expansion and improving costs. Over the next three years, savings are expected to continue to be achieved through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.
As we work to right-size our cost structure, we may not realize anticipated savings or benefits from one or more of the various restructuring and cost-saving initiatives we may undertake as part of these efforts in full or in part or within the time periods we expect. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, including the impact of foreign currency and inflationary pressures, may occur which could result in our not realizing our targets or in offsetting the financial benefits of reaching those targets. If we are unable to realize these savings or benefits, or otherwise fail to invest in the growth initiatives, our business may be adversely affected. In addition, any plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not we realize these savings and benefits. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with these initiatives, and the failure to realize anticipated savings or benefits from such initiatives could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

There can be no assurance that we will be able to improve revenue, margins and net income or achieve profitable growth.
There can be no assurance that we will be able to improve revenue, margins and net income, or achieve profitable growth in the future, particularly in our largest markets and developing and emerging markets, such as Brazil, Mexico and Russia. Our revenue in 2020 was $3,625.2 million, compared with $4,763.2 million in 2019 and $5,571.3 million in 2018. Improving revenue, margins and net income and achieving profitable growth will depend on our ability to improve financial and operational performance and execute our global business strategy, and there can be no assurance that we will be able to achieve these goals. Our ability to improve could be hindered by competing business priorities and projects.
To improve revenue, margins and net income and achieve profitable growth, we also need to successfully implement certain initiatives, including Open Up & Grow and Avon Integration, and there can be no assurance that we will be able to do so. Our achievement of profitable growth is also subject to the strengths and weaknesses of our individual international markets, which are or may be impacted by global economic conditions. We cannot assure that our broad-based geographic portfolio will be able to withstand an economic downturn, recession, cost or wage inflation, commodity cost pressures, economic or political instability (including fluctuations in foreign exchange rates), competitive pressures or other market pressures in one or more particular regions.

Failure to improve revenue, margins and net income and to achieve profitable growth could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our business is conducted primarily in one channel, direct selling, and our inability to retain our Representatives may materially adversely affect us
Our business is conducted primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2020, we had an average of approximately 4 million Active Representatives, which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis. Among other things, we need to create attractive Representative earning opportunities and transform the value chain, restore field health and sales force effectiveness, successfully implement other initiatives in the direct-selling channel, with a strategy to expand to omnichannel successfully execute our digital strategy, including e-commerce, improve our brochure and product offerings and improve our marketing and advertising. If we are unable to constantly update our product portfolio, our ability to retain our representatives could be materially adversely affected. There can be no assurance that we will be able to achieve these objectives.
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
Furthermore, if any government or regulatory body such as Brazil or the European Union, bans or severely restricts our business methods or operational/commercial model of direct selling, our business, prospects, financial condition, liquidity, results of operations and cash flows may be materially adversely affected. We may also be adversely affected by laws or regulations in the countries in which we operate that would characterize representatives as employees or otherwise oblige us to make social security contributions on their behalf.
Our ability to improve our financial performance depends on our ability to anticipate and respond to market trends and changes in consumer preferences.

Our ability to improve our financial performance depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and related products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. Consumer preferences and trends may change due to a variety of factors, such as changes in demographic trends, changes in the characteristics and ingredients of products, new market trends, climate, negative publicity from lawsuits against us or our peers, or a weak economy in one or more of the markets in which we operate. In addition, consumers may switch to the products of competitors, or the demand for products in our segment as a whole could decline. If we are unable to anticipate changes in consumer preferences and trends, our business, financial condition and operating results could be materially adversely affected.

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

Risks Related to Our Business Model

We face intense competition and can make no assurances about our ability to overcome our competitive challenges.

We face intense competition from competing products in each of our lines of business in the markets in which we operate. We compete against products sold to consumers in a number of distribution methods, including direct selling, through the Internet, and through mass market retail and prestige retail channels. We also face increasing direct-selling and retail competition in our developing and emerging markets, particularly Brazil and Russia.

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

Representatives are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as “field incentives” in the direct-selling industry. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost-effective or produce the better payback. As one of the largest and oldest beauty direct sellers globally, Avon's business model and strategies are often highly sought after, particularly by smaller and more nimble competitors who seek to capitalize on our investment and experience. As a result, we are subject to significant competition for the recruitment of Representatives from other direct-selling or network marketing organizations as well as significant competition from other non-direct selling earnings opportunities of which our existing Representatives or potential Representatives could avail themselves. Changes to our compensation models are sometimes necessary to be competitive but could have short-term negative impacts on our total number of Representatives. It is therefore continually necessary to innovate and enhance our direct-selling and service model as well as to recruit and retain new Representatives. If we are unable to do so, our business will be adversely affected.

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

We manufacture and package the majority of our Beauty products, which are formulated and designed by our staff of chemists, designers and artists. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components required for our Beauty products are purchased from a range of third-party suppliers. The remainder of our Beauty products and all of our Fashion & Home products are purchased from various third-party manufacturers. Our products are affected by the cost and availability of materials such as glass, fragrance and fuel. For the vast majority of items we have more than one source of supply available. We believe that we can continue to obtain sufficient raw materials and supplies to manufacture and produce our Beauty products for the foreseeable future. Additionally, we design the brochures that are used by the Representatives to sell our products. The brochures are then produced on our behalf by a range of printing suppliers.

The loss of any one supplier would not have a material impact on our ability to source raw materials for the majority of our Beauty products or source products for the remainder of our Beauty products and all of our Fashion & Home products or paper for the brochures. This risk may be exacerbated by our globally coordinated purchasing strategy, which leverages volumes. Regulatory action, such as restrictions on importation, may also disrupt or interrupt our supply chain. Furthermore, increases in the costs of raw materials or other commodities or, in a worst-case scenario, the impossibility of obtaining raw materials and packaging due to several factors over which we have no control, such as climate, agricultural production, legitimate access to genetic heritage and/or traditional associated knowledge, economic conditions, and transportation and processing costs, among others may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. Moreover, if our suppliers fail to use ethical business practices and comply with applicable laws and regulations, such as any child labor laws, our reputation could be harmed due to negative publicity.

In addition, our business depends on a supply chain facing inherent logistics-related risks beyond our control and that of our suppliers, which may adversely affect us if they materialize. We may be adversely affected in the event of (i) fire, natural disasters, disease outbreaks or pandemics, such as COVID-19, strikes and stoppages, power shortages, failures in the systems, forest fires and deforestation, among others, where we are unable to otherwise service the affected region, (ii) significant disruptions in logistics infrastructure, and (iii) fluctuating fuel prices within our distribution network.

The loss of, or a disruption in, our research and development, production and distribution operations could adversely affect our business, financial condition and results of operations.

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

Our success depends, in part, on the quality, safety and efficacy of our products. If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet the Representatives’ or end customers’ standards, then our relationship with the Representatives or end customers could suffer, particularly where the impact of media coverage and new technologies such as social media may exert negative influence over perception of our products. We may need to recall some of our products and/or become subject to regulatory action, our reputation or the appeal of our brand could be diminished, we could lose market share, and we could become subject to liability claims, any of which could result in a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Risks Related to Our International Operations

We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions.
We operate globally, through operations in various locations around the world, and derive all of our consolidated revenue from operations outside of the U.S.
One risk associated with our international operations is that the functional currency for most of our international operations is their local currency. The primary foreign currencies for which we have significant exposures include the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South African rand, Turkish lira and Ukrainian hryvnia. As the U.S. dollar strengthens relative to our foreign currencies, our revenues and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by country mix if our higher-margin markets experience significant devaluation. In addition, our costs are more weighted to U.S. dollars while our sales are denominated in local currencies. Although we typically work to mitigate this negative foreign currency transaction impact through price increases and further actions to reduce costs, and by shifting costs to markets in which we generate revenue, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage these various foreign currency impacts and there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.
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
Inflation is another risk associated with our international operations. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. High rates of inflation or the related devaluation of foreign currency may have a material adverse effect on our business, assets, financial condition, liquidity and results of operations or cash flows. For example, Argentina is considered to be a highly inflationary economy. See “Segment Review - Avon Latin America” within MD&A for additional information regarding Argentina. Moreover, governmental measures to curb inflation and speculation about any such possible future governmental measures have contributed to the negative economic impact of inflation and have created general economic uncertainty and heightened volatility in the capital markets. In addition, there can be no assurance that other countries in which we operate will not become highly inflationary and that our revenue, operating profit and net income will not be adversely impacted as a result.
Our ability to conduct business in our international markets may be affected by economic, political, legal, tax and regulatory risks.
A significant deterioration in economic conditions in any of our important markets, including economic slowdowns or recessions, inflationary pressures and/or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing demand for our products. In addition, our global operations are subject to adverse political, social or other developments, such as political or social unrest, potential health issues, natural disasters, disease outbreaks or pandemics, such as COVID-19, politically motivated violence and terrorist threats and/or act which may also occur in countries where we have operations.
In particular, our ability to achieve growth in our international markets, and to improve operations in our existing international markets, is exposed to various risks, including:
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
•changes to tax rules in Brazil, where the tax system is highly complex and the interpretation of the tax laws and regulations is commonly controversial, and the Brazilian government regularly implements changes to tax regimes that may increase our tax burden, including modifications in the rate of assessments and the enactment of new or temporary; taxes, the proceeds of which are earmarked for designated governmental purposes;
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
If we are unable to address these matters in a satisfactory manner, or adhere to or successfully implement processes in response to changing regulatory requirements, our business, costs and/or reputation may be adversely affected. We cannot predict with certainty the outcome or the impact that pending or future legislative and regulatory changes may have on our business in the future. Further, in the event that any jurisdiction in which we operate or plan to operate imposes any new laws, regulations, restrictions and/or other barriers to entry, our ability to expand may be thereby limited and our growth and development may be adversely affected.

Our business is subject to a number of foreign laws and regulations in various jurisdictions governing data privacy and security.
We collect, use and store personal data of our employees, Representatives, customers and other third parties in the ordinary course of business. We are required to comply with increasingly complex and changing data privacy and security laws and regulations governing the collection, storage, use, transmission and protection of personal information and other data, including the transfer of personal data between countries. In May 2018, the EU adopted robust data privacy regulations under the General Data Protection Regulation (“GDPR”). Further changes are likely to be introduced through a revised Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”). The GDPR in particular has broad extraterritorial effect and imposes a robust data protection compliance regime with significant penalties for non-compliance. Other countries in which we operate are developing comparable regulations. Brazil enacted the Lei Geral de Proteção de Dados Pessoais (“LGPD”), which is broadly equivalent to GDPR, and the requirements of which will become enforceable as of May 2021. In general, the GDPR and ePrivacy Regulation, and other local privacy laws, could require adaptation of our technologies or practices to satisfy local privacy requirements and standards. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could result in the issuance of stop processing orders, and/or subject us to fines and penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market or adversely affect our business.
The scope of data privacy and security regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area may be likely within the jurisdictions in which we operate. Compliance with data privacy and security requirements could increase the cost of our operations and failure to comply with such requirements could subject us to business disruption, criminal and civil sanctions as well as other penalties.

The uncertainty surrounding the UK's decision to withdraw from the EU may adversely affect our business.

On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the UK parliament voted in March 2017 to trigger Article 50 of the Treaty on European Union, commencing the UK’s official withdrawal process from the EU and initiating negotiations with the EU in June 2017. In January 2020, the House of Commons (the lower chamber of the UK parliament) approved the terms of an agreement with the EU to determine the future terms of the parties' relationship, including the terms of trade between the UK and the EU and other nations, following the UK’s exit from the EU on January 31, 2020.

The UK left the EU on January 31, 2020. A transition period, lasting until December 31, 2020, was put in place, during which the UK continued to (i) be subject to EU rules and (ii) remain a member of the single market. During 2020, our business in the UK and EU had contingency plans in place to mitigate any negative effects of a no deal Brexit.

The UK-EU Trade and Cooperation Agreement (“TCA”) was signed on 30 December 2020, between the EU, the European Atomic Energy Community and the UK. It has been applied provisionally since 1 January 2021, when the transition period ended. This trade agreement, in which there will be no tariffs or quotas on the movement of goods between UK and EU, means the UK has left the EU customs union and single market. Whilst the TCA between the UK and EU has provided much needed certainty on trade, naturally political and economic concerns remain as the true effects of the TCA and future trade agreements outside of the EU begin to unfold and therefore we continue to monitor developments. The TCA awaits ratification by the European Parliament and the Council of the European Union and legal revision before it formally comes into effect, which is expected early 2021.

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

During 2021, we will continue to monitor the implementation of new border controls (including any resulting delays), immigration policy (ability to recruit and maintain talent), regulatory changes and requirements to comply with new mandates which may prove challenging and costly.

Risks Related to IT and Cybersecurity Matters

A failure, disruption, cyberattack, other breach in the security of an IT system or infrastructure that we utilize could adversely affect our business and reputation and increase our costs.
We employ IT systems to support our business, including systems to support financial reporting, web-based tools, enterprise resource planning (“ERP”) systems, and internal communication and data transfer networks. We increasingly rely on a variety of web-based systems and mobile applications to support Representatives in our markets, including electronic order collection, invoicing systems, shipping and box packing, social media tools, Representative recruitment and online training. We also have e-commerce sites to allow customers to purchase products directly. We use third-party service providers in many instances to provide or support these IT systems. Over the last several years, we have undertaken initiatives to increase our reliance on IT systems which has resulted in the outsourcing of certain services and functions, such as global human resources IT systems, call center support, Representative support services and other IT processes. Our IT systems and infrastructure, as well as the systems, infrastructure and services of those of third parties, are integral to our performance.
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
Despite our efforts, our and our third-party service providers’ data, IT systems and infrastructure may be vulnerable. There can be no assurance that our efforts will prevent a failure, disruption, cyberattack or other security breach of our or our third-party service providers’ IT systems or infrastructure, or that we will detect and appropriately respond if there is such a failure, disruption, cyberattack or other security breach. Our IT databases and systems have been, and will likely continue to be, subject to ransomware, denial of service and phishing attacks. Any such failure, disruption, cyberattack or other security breach could adversely affect our business including our ability to expand our business, cause damage to our reputation, result in increased costs to address internal data, security, and personnel issues, and result in violations of applicable privacy laws and other laws and external financial obligations such as governmental fines, penalties, or regulatory proceedings, remediation efforts such as breach notification and identity theft monitoring, and third-party private litigation with potentially significant costs. In addition, it could result in deterioration in our employees', Representatives', customers', or vendors' confidence in us, which could cause them to discontinue doing business with us or result in other competitive disadvantages. In addition, there may be other challenges and risks as we upgrade, modernize, and standardize our IT systems globally.
See also “—We were the target of a cybersecurity incident which disrupted our systems.”

Unauthorized disclosure of sensitive or confidential Representative or customer information or our failure or the perception by our Representatives or customers that we failed to comply with privacy laws or properly address privacy concerns could materially harm our business and standing with our Representatives and customers.
We collect, store, process, transmit and use certain personal information in the ordinary course of our business. We are required to comply with increasingly complex and changing data privacy and security laws and regulations governing personal information and other data, including the transfer of personal data between countries. We may face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could result in the issuance of stop processing orders, subject us to fines, penalties or orders to cease, delay or modify collection, use or transfer of personal data. The perception of privacy concerns, whether or not valid, may adversely affect us. We rely on commercially available systems, software, tools and monitoring to provide secure processing, transmission and storage of confidential Representative and customer information.
Our facilities and systems, as well as those of our third-party service providers, may be vulnerable to security breaches, fraud, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach, or any perceived failure involving the misappropriation, loss or other unauthorized disclosure of confidential information, as well as any failure or perceived failure to comply with laws, policies, legal obligations or industry standards regarding data privacy and protection, whether by us or vendors upon whose systems we rely, could damage our reputation, expose us to litigation risk and liability, reduce revenue, increase costs, subject us to negative publicity, disrupt our operations and harm our business. We cannot provide assurance that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on us.

We were the target of a cybersecurity incident which disrupted our systems.
In June 2020, we became aware that we were exposed to a cyber incident in our Information Technology (IT) environment which interrupted some of our systems and partially affected our operations. We engaged leading external cybersecurity and IT general controls specialists, launched a comprehensive containment and remediation effort and started a forensic investigation. By mid-August 2020, the Company had re-established all of its core business processes and resumed operations in all of its markets, including all of its distribution centers.
The cyber incident did not have a material impact on our full year 2020 revenue, although it resulted in a shift in revenue from the second quarter to the third quarter of 2020 as the Company fulfilled the order backlog created. The incremental expense incurred as a result of the cyber incident was not material.
Management concluded that controls related to our IT environment had not been designed and/or operated effectively to prevent access and changes to our IT systems supporting financial information processing. Although we had no indication that the accuracy and completeness of any financial information was impacted as a result of the incident, and we performed extensive procedures immediately after discovering the incident to validate such accuracy and completeness, we believed that, if the incident had gone differently, it could have potentially resulted in a material impact to our financial statements, which led to the conclusion that the magnitude of these control deficiencies represented a material weakness in our IT general controls.
To remediate the material weakness, we strengthened procedures and controls with the support of external cyber security and IT general controls specialists and accelerated our investment in IT infrastructure to strengthen our cyber security controls. Based on testing performed by management, the implemented controls are designed and operating effectively and the material weakness has been remediated as of December 31, 2020.
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

Risks Related to Financial Matters

Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity.
Our long-term credit ratings are: Moody’s ratings of Stable Outlook with Ba3 for corporate family and senior unsecured debt; S&P ratings of Stable Outlook with BB- for corporate family and senior unsecured debt; and Fitch ratings of Stable Outlook with BB for corporate family and unsecured debt. Our credit ratings remain below investment grade which may impact our ability to access financing transactions on favorable terms. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency review could result in a change in outlook or downgrade, which could limit our access to new financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities and could result in an increase in financing costs. See Note 7, Debt and Other Financing to the Consolidated Financial Statements included herein, for details about the terms of our existing debt and other financing arrangements.

Significant changes in pension fund investment performance, assumptions relating to pension costs or required legal changes in pension funding rules may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
Our funding policy for pension plans is to meet the minimum required contributions under applicable law and accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, including equity and debt securities and derivative instruments, or in a change of the expected rate of return on plan assets. A change in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected rate of return on plan assets can result in significant changes in the net periodic pension cost. Please see “Critical Accounting Estimates - Pension and Postretirement Expense” within MD&A and Note 13, Employee Benefit Plans to the Consolidated Financial Statements included herein, for additional information regarding the impact of these factors on our pension plan obligations.

Risks Related to Legal Matters

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.
We are, and may in the future become, party to litigation, including, for example, claims alleging violation of the federal securities laws or claims relating to employee or employment matters, our products or advertising. In general, litigation claims can be expensive and time-consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results and the conduct of our business. We are currently vigorously contesting certain of these litigation claims. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, or to predict the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows. See Note 18, Contingencies to the Consolidated Financial Statements included herein, for a detailed discussion regarding certain legal proceedings in which we are a party.

Government reviews, inquiries, investigations, and actions could harm our business or reputation. In addition, from time to time, we may conduct other investigations and reviews, the consequences of which could negatively impact our business or reputation.
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
Additionally, any determination that our operations or activities, or, where local law mandates, the activities of the Representatives, including our licenses or permits, importing or exporting, or product testing or approvals are not, or were not, in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, interruptions of business, loss of supplier, vendor or other third-party, termination of necessary licenses and permits, modification of business practices and compliance programs, equitable remedies, including disgorgement, injunctive relief and other sanctions that we may take against our personnel or that may be taken against us or our personnel. Other legal or regulatory proceedings, as well as government investigations, which often involve complex legal issues and are subject to uncertainties, may also follow as a consequence. Further, other countries in which we do business may initiate their own investigations and impose similar sanctions. These proceedings or investigations could be costly and burdensome to our management, and could adversely impact our business, prospects, reputation, financial condition, liquidity, results of operations or cash flows. Even if an inquiry or investigation does not result in any adverse determinations, it potentially could create negative publicity and give rise to third-party litigation or action.

If we are unable to protect our intellectual property rights, specifically patents and trademarks, our ability to compete could be adversely affected.
The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We own the material patents and trademarks used in connection with the marketing and distribution of our major products where such products are principally sold. Although most of our material intellectual property is registered in certain countries in which we operate, there can be no assurance with respect to the rights associated with such intellectual property in those countries. In addition, the laws of certain foreign countries, including many emerging markets, may not completely protect our intellectual property rights. The costs required to protect our patents and trademarks, especially in emerging markets, may be substantial. Please see “The licensing of our North America intellectual property rights, including trademarks that are fundamental to our brand, in connection with the Separation could adversely impact our reputation, our business generally, and our ability to enforce intellectual property rights used in both North America and international jurisdictions” below for additional information regarding the risks on our intellectual property rights associated with the separation of North America.

Risks Related to the Separation of North America and the Preferred Stock Investment in the Company

We may be exposed to claims and liabilities as a result of the separation of our North America business.
On March 1, 2016, Cleveland Apple Investor L.P. (“Cerberus Investor”) (an affiliate of Cerberus) contributed $170 million of cash into New Avon in exchange for 80.1% of its membership interests, and we contributed (i) assets primarily related to our North America business (including approximately $100 million of cash, subject to certain adjustments), (ii) certain assumed liabilities (primarily pension and postretirement liabilities) of our North America business and (iii) the employees of our North America business into New Avon in exchange for a 19.9% ownership interest of New Avon (collectively, the "Separation"). In August 2019, we and Cerberus finalized the sale of our respective interests in New Avon to LG Household & Health Care Ltd. In connection with the Separation, we entered into a Separation Agreement and various other agreements with New Avon to govern the separation and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us. The indemnity rights we have against New Avon under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to New Avon may be significant and these risks could negatively affect our financial condition.
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

General Risk Factors

A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings.
Current global macro-economic instability or a further downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions or markets could adversely affect our business, our access to liquidity and capital, and our credit ratings. Economic events, including high unemployment levels and recession, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. In addition, as mentioned above, our business is conducted primarily in the direct-selling channel. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by such economic, operational or business challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources and credit ratings, including our ability to access short-term financing, reduce flexibility with respect to working capital, and maintain credit lines and offshore cash balances.
Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, taxation, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We may face continued economic challenges in 2021 because customers may continue to have less money for discretionary purchases as a result of job losses, bankruptcies, and reduced access to credit, among other things.
Moreover, our results of operations and financial condition have been, and will continue to be, affected by the growth rate of the GDP of the countries in which we operate. We cannot ensure that the GDP of the countries in which we operate will increase or remain stable. Developments in the macroeconomic conditions of the countries in which we operate, including Brazil, which has been experiencing an economic slowdown since 2012, may affect such countries’ growth rates and, consequently, us.
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
Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train, develop and retain other highly qualified personnel. Competition for these employees can be intense and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. As a result of the Natura merger, significant changes were made to the Company's senior management in January 2020, including a new chief executive officer and a new chief financial officer. Such turnover creates a risk of business processes not being sustained if the turnover occurs with inadequate knowledge transfer. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows, as well as on our ability to address the challenges arising from the COVID-19 pandemic and the response to it. This risk may be exacerbated by the uncertainties associated with the implementation of Open Up & Grow and Avon Integration and any other stabilization strategies and restructuring and cost-saving initiatives we undertake from time to time.

We are not insured against all risks affecting our activities and our insurance coverage may not be sufficient to cover all losses and/or liabilities that may be incurred by our operations.
We cannot provide assurance that our insurance coverage will always be available or will always be sufficient to cover any damages resulting from any kind of claims. In addition, there are certain types of risks that may not be covered by our policies, such as war, force majeure or certain business interruptions. In addition, we cannot provide assurance that when our current insurance policies expire, we will be able to renew them at sufficient and favorable terms. Claims that are not covered by our policies or the failure to renew our insurance policies may materially adversely affect us.

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
•risks of entering markets in which we have limited or no prior experience; and
•reputational and other risks regarding our ability to successfully implement such strategic alliances, including obtaining financing which could result in an increase in our indebtedness.
Our failure to successfully complete the integration of any new or acquired businesses could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows. In addition, there can be no assurance that we will be able to identify suitable candidates or consummate such transactions on favorable terms.
For divestitures, success is also dependent on effectively and efficiently separating the divested unit or business from the Company and reducing or eliminating associated overhead costs. In cases where a divestiture is not successfully implemented or completed, the Company's business, prospects, financial condition, liquidity, results of operations and cash flows could be adversely affected. Please see “Risks Related to the Separation of North America” for additional information regarding the risks associated with the separation of North America.
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
During 2020, we sold China Conghua distribution center in connection with the sale of the China Wellness Plant. See Note 3, Discontinued Operations and Assets and Liabilities held for sale, to the Consolidated Financial Statements included herein.
In addition to the facilities noted above, other principal properties measuring 50,000 square feet or more include the following:
•four manufacturing facilities, thirteen distribution centers and five administrative offices in Avon International; and
•three manufacturing facilities, ten distribution centers and one administrative office in Avon Latin America.
We consider all of our principal properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.

Of all the properties listed above, 20 are owned and the remaining 18 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included in the above listing based on primary usage.

ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 18, Contingencies to the Consolidated Financial Statements included herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock

At December 31, 2020, Natura &Co Holding S.A. was the sole holder of record of our common stock.
ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
(U.S. dollars in millions, except per share and share data)
You should read the following discussion of the results of operations and financial condition of Avon Products, Inc. and its majority and wholly owned subsidiaries in conjunction with the information contained in the Consolidated Financial Statements and Notes thereto contained herein. When used in this discussion, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority and wholly owned subsidiaries.
See "Non-GAAP Financial Measures" of this MD&A for a description of how constant dollar ("Constant $") growth rates (a Non-GAAP financial measure) are determined and see "Performance Metrics" of this MD&A for definitions of our performance metrics (Change in Active Representatives, Change in units sold, Change in Ending Representatives and Change in Average Order).
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel, with a strategy to expand to omnichannel. During 2020, we had sales operations in 55 countries and territories, and distributed products in 25 more. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S."). Our reportable segments are based on geographic operations in two regions, Avon International and Avon Latin America. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion apparel, accessories, housewares and leisure products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
On average we had approximately 4 million Active Representatives during the year ended December 31, 2020, which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.
Total revenue decreased 24% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the prior year. Excluding these items, Adjusted revenue was down 23%, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, and primarily to the Brazilian real. Adjusted Constant $ Revenue decreased 14%.
Revenue and Constant $ Adjusted revenue were impacted by a decrease in Active Representatives of 14%, across all markets. Average Representative Sales decreased 10% on a reported basis, unfavorably impacted by foreign exchange, and Constant $ Adjusted Average Representative Sales remained flat. Revenue and Constant $ Adjusted revenue were affected by the COVID-19 pandemic, which negatively impacted the initial signs of recovery from a lower Representative base in 2019. The third quarter showed improving trends across most markets and resulted in revenue growth in Brazil and Mexico which continued in the fourth quarter, while Avon International has again been impacted by the new COVID-19 restriction measures imposed in parts of Europe, although not to the extent felt during the second quarter as we were able to continue normal operations in our manufacturing facilities and distribution centers.
Units sold decreased 14% in 2020, across all markets, with Brazil relatively unchanged compared to the prior year period.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Merger with Natura Cosméticos S.A.
On May 22, 2019, we entered into an Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding S.A. ("Natura &Co") pursuant to which, in a series of transactions, Avon and Natura Cosméticos became direct wholly owned subsidiaries of Natura &Co (the "Transaction"). For additional information see Note 21, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein. On January 3, 2020, the Company consummated the Transaction and became a fully owned subsidiary of Natura &Co Holding. In connection with the consummation of the Transaction, the Company notified the New York Stock Exchange ("NYSE") that trading of their stock should be suspended, the Company's common stock was subsequently delisted and deregistered.
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

The most significant impact of the COVID-19 pandemic was felt during the second quarter of 2020, as many markets were subject to lockdown restrictions which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. The pandemic primarily resulted in reduced revenue, which in turn impacted profitability and cash generation. The third quarter showed signs of recovery in most markets. The fourth quarter has again been impacted by the new lockdown measures imposed in parts of Europe, although not to the extent felt during the second quarter as we were able to continue normal operations in our manufacturing facilities and distribution centers.
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
•Incentives to remote working;
•Adoption of new safety measures for operational workers, such as the use of masks and procedures to distance people between processes;
•Re-planning of sales cycles, prioritizing personal care items;
•Speeding up the digitization of sales channels;
•We communicated social distancing protocols to our Representatives around the world;
•Change in the minimum order criteria, start kit and deadlines for payment of Representatives - reflecting the Representatives’ needs on a market by market basis; and
•Daily monitoring of suppliers to ensure supply.
As of the date of this report, we are unable to estimate the long-term impact of the economic paralysis arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19. See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic".
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
The cyber incident did not have a material impact on our full year 2020 revenue, although it resulted in a shift in revenue from the second quarter to the third quarter of 2020 as the Company fulfilled the order backlog created. The incremental expense incurred as a result of the cyber incident was not material.
Although we had no indication that the accuracy and completeness of any financial information was impacted as a result of the incident, the Company performed extensive procedures immediately after discovering the incident to validate such accuracy and completeness. Refer to Item 9A. Controls and Procedures for conclusions related to internal controls.
Natura &Co - Avon Integration
Subsequent to the merger of Natura and Avon in January 2020, an integration plan (the "Avon Integration") was established to create the right global infrastructure to support the future ambitions of the Natura &Co Group while also identifying synergies and opportunities to leverage our combined strength, scale and reach. Synergies will be derived mainly from procurement, manufacturing/distribution and administrative, as well as top line synergies, primarily between Avon LATAM and Natura &Co Latin America.
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
In May 2020, the new leadership of Avon International refreshed our strategy ("Open Up & Grow") which aims to return Avon International to growth over the next three years. Open Up & Grow replaces and builds on the success of the Open Up Avon strategy, launched in 2018 to strengthen competitiveness through enhancing the representative experience, improving brand position and relevance, accelerating digital expansion and improving costs. Over the next three years, savings are expected to continue to be achieved through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.

For additional details on restructuring initiatives, see Note 16, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
New Accounting Standards
Information relating to new accounting standards is included in Note 2, New Accounting Standards, to the Consolidated Financial Statements included herein.
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
We also present revenue, gross margin, SG&A as a percentage of revenue, operating profit, operating margin and income (loss) before taxes on a Non-GAAP basis. We refer to these Non-GAAP financial measures as "Adjusted." We have provided a quantitative reconciliation of the difference between the Non-GAAP financial measures and financial measures calculated and reported in accordance with GAAP. See "Reconciliation of Non-GAAP Financial Measures" within "Results of Operations - Consolidated" in this MD&A for this quantitative reconciliation.
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) certain Brazil indirect taxes; 2) CTI restructuring initiatives; 3) costs related to the Transaction; 4) costs associated with the early termination of debt and credit facilities; and 5) one-time tax items that are not associated with recurring, normal operations ("Special tax items") which are provided below.
(1) 2020 includes the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11. 2019 included the impact of certain Brazil indirect taxes, which were recorded in product sales and other income (expense), net in the amounts of approximately $68 and approximately $50, respectively, in our Consolidated Income Statements. See Note 20, Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information. The corresponding tax impact was $23. 2018 included the impact of the Brazil IPI tax release, which was recorded in product sales and other income (expense), net in the amounts of approximately $168 and approximately $27, respectively, in our Consolidated Income Statements. See Note 18, Contingencies, to the Consolidated Financial Statements contained herein for further information. The Brazil IPI tax release also included approximately $66 recorded in income taxes.
(2) CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 16, Restructuring Initiative, to the Consolidated Financial Statements contained herein for further information.
(3) During 2020, the Company recorded approximately $86 of costs related to the Transaction, primarily including professional fees incurred of approximately $46, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. During 2019, the Company recorded approximately $64 of costs related to the Transaction, primarily including professional fees and impairment losses on assets. See Note 21, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements contained herein and "Agreement and Plan of Mergers with Natura Cosméticos S.A.," in this MD&A for further information.
(4) During 2020, the Company incurred costs of $38 associated with the early termination of debt and credit facilities. During 2019, the Company incurred costs of $9 associated with the early termination of debt.
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
See Note 18, Contingencies, Note 16, Restructuring Initiatives, Note 14, Segment Information, Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 7, Debt and Other Financing, and Note 9, Income Taxes, to the Consolidated Financial Statements included herein. See also "Effective Tax Rate" in this MD&A, and "Results Of Operations - Consolidated" below, for more information on these items.
Critical Accounting Estimates
We believe the accounting policies described below represent our critical accounting policies due to the estimation processes involved in each. See Note 1, Description of the Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein for a detailed discussion of the application of these and other accounting policies.
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
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign, generally on credit if the Representatives meet certain criteria. Sales campaigns are generally for a three- to four-week duration. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance past due for prior campaigns is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility, including seasonality and changing trends and the impact of COVID-19. Over the past three years, annual bad debt expense was $78 in 2020, $115 in 2019 and $162 in 2018, or approximately 2% of total revenue in 2020 and 2019, and approximately 3% of total revenue in 2018. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $101 for 2020, $133 for 2019 and $172 for 2018, or 2-4% of total revenue in each year, which has been generally in line with our expectations. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence, when applicable, equal to the difference between the cost of inventory and the net realizable value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to estimate the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $38 in 2020, $37 in 2019 and $114 in 2018, or approximately 1% of total revenue in both 2020 and 2019 and 2% of total revenue in 2018. As discussed in the Overview section, 2018 includes inventory obsolescence charges of $88 related to our inventory reset program, most of which was utilized in 2019.
Pension and Postretirement Expense
We maintain defined benefit pension plans, the most significant of which are in the UK, Germany and the U.S. However, our U.S. defined benefit pension plan is closed to employees hired on or after January 1, 2015 and the UK defined benefit pension plan was frozen for future accruals as of April 1, 2013 and closed to employees hired on or after September 30, 2006. Additionally, we have unfunded supplemental pension benefit plans for some current and retired executives and provide retiree health care benefits subject to certain limitations to certain retired employees in the U.S. and certain foreign countries. See Note 13, Employee Benefit Plans, to the Consolidated Financial Statements included herein for more information on our benefit plans.
Pension and postretirement expense and the requirements for funding our major pension plans are determined based on a number of actuarial assumptions, which are generally reviewed and determined on an annual basis. These assumptions include the discount rate applied to plan obligations, the expected rate of return on plan assets, the rate of compensation increase of plan participants, interest crediting rates, price inflation, cost-of-living adjustments, mortality rates and certain other demographic assumptions, and other factors. We use a December 31 measurement date for all of our employee benefit plans.
For 2020, the weighted average assumed rate of return on all pension plan assets was 2.74%, as compared with 5.29% for 2019. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We generally evaluate the expected long-term rates of return annually and adjust as necessary.
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
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2020 net periodic benefit cost for the UK defined benefit pension plan was 2.20%. In addition, the 2020 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 78% in liability driven investments, approximately 22% in equity securities, emerging market debt and high yield securities. In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities). The rate of return on the plan assets in the UK was approximately 11.4% in 2020 and approximately 16.4% in 2019.
The discount rate used for determining the present value of future pension obligations for each individual plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for calculating the balance sheet obligations of our more significant plans, including our UK defined benefit pension plan and our U.S. defined benefit pension plan, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis was 1.53% at December 31, 2020, and 2.15% at December 31, 2019. For the determination of the expected rates of return on assets and the discount rates, we take external actuarial and investment advice into consideration.
Our funding requirements may be impacted by standards and regulations or interpretations thereof. Our calculations of pension and postretirement costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, benefits earned, mortality rates, the number of participants and certain demographics and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2020, we had pretax actuarial losses and prior service credits totaling approximately $20 for the U.S. defined benefit pension and postretirement plans and approximately $206 for the non-U.S. defined benefit pension and postretirement plans that have not yet been charged to expense. These actuarial losses have been charged to AOCI within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. For 2021, our assumption for the expected rate of return on assets is 4.15% for our U.S. defined benefit pension plan and 2.32% for our non-U.S. defined benefit pension plans (which includes 2.10% for our UK defined benefit pension plan). Our assumptions are generally reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2020 pension expense and the pension benefit obligation at December 31, 2020:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	$(3.4)	$3.4	N/A	N/A
Discount rate	(.2)	(.1)	$(63.8)	$71.6
Rate of compensation increase	.5	(.4)	2.4	(2.3)
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
Taxes
We record a valuation allowance to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted U.S. and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its deferred tax assets, are taken into consideration. At December 31, 2020, we had net deferred tax assets of approximately $134 (net of valuation allowances of approximately $2,328 and deferred tax liabilities of $91).

With respect to our deferred tax assets, at December 31, 2020, we had recognized deferred tax assets of approximately $2,020 relating to tax loss carryforwards, for which a valuation allowance of approximately $1,932 has been provided. At December 31, 2020, we had deferred tax assets of approximately $119 primarily relating to excess U.S. foreign tax and other U.S. general business credit carryforwards for which a valuation allowance of approximately $119 had been provided. We have a history of U.S. source losses, and our excess U.S. foreign tax and general business credits have primarily resulted from having a greater U.S. source loss in recent years which reduces our ability to credit foreign taxes or utilize the general business credits which we generate.

At December 31, 2020, we are asserting that substantially all of our foreign earnings are indefinitely reinvested. Accordingly, we adjusted our deferred tax liability to reverse the deferred tax liabilities associated with our undistributed earnings of foreign subsidiaries. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a decrease of $4.6, resulting in a deferred tax liability balance of zero. At December 31, 2020 the company’s undistributed foreign earnings approximately $1.5 billion and would generate an approximate $6.3 of income tax if repatriated.

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
Goodwill
We test goodwill for impairment annually, and more frequently if circumstances warrant, using various fair value methods. We completed our annual goodwill impairment assessment for 2020 in November and determined that the estimated fair values were substantially in excess of the carrying values of each of our reporting units.

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
Results Of Operations - Consolidated

	Years ended December 31			Basis Point Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Select Consolidated Financial Information
Total revenue	$3,625.2	$4,763.2	$5,571.3	(24)%	(15)%
Cost of sales	(1,594.5)	(2,010.1)	(2,364.0)	(21)%	(15)%
SG&A expenses	(2,152.9)	(2,627.5)	(2,972.1)	(18)%	(12)%
Operating (loss) profit	(122.2)	125.6	235.2	*	(47)%
Interest expense	(127.1)	(127.6)	(134.6)	—%	(5)%
Loss on extinguishment of debt	(37.7)	(11.6)	(.7)	*	*
Interest income	2.1	7.7	15.3	(73)%	(50)%
Gain on sale of business / assets	1.5	50.1	—	(97)%	*
Other (expense) income, net	(20.2)	94.2	(7.1)	*	*
(Loss) Income from continuing operations, before taxes	(303.6)	138.4	108.1	*	28%
(Loss) Income from continuing operations, net of tax	(337.6)	35.3	(21.8)	*	*
Net (loss) income attributable to Avon	$(362.8)	$(.3)	$(19.5)	*	(98)%
				*

Advertising expenses(1)	$59.9	$72.9	$127.6	(18)%	(43)%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$3,625.2	$4,763.2	$5,571.3	(24)%	(15)%
Certain Brazil indirect taxes	—	(67.7)	(168.4)
Adjusted revenue	$3,625.2	$4,695.5	$5,402.9	(23)%	(13)%

Gross margin	56.0%	57.8%	57.6%	(1.8)	.2
Certain Brazil indirect taxes	—	(.6)	(1.3)	.6	.7
CTI restructuring	—	.3	1.6	(.3)	(1.3)
Adjusted gross margin	56.0%	57.5%	57.9%	(1.5)	(.4)

SG&A as a % of total revenue	59.4%	55.2%	53.3%	4.2	1.9
Certain Brazil indirect taxes	.3	.7	1.7	(.4)	(1.0)
CTI restructuring	(.7)	(2.7)	(1.6)	2.0	(1.1)
Costs related to the Transaction	(2.4)	(1.3)	—	(1.1)	(1.3)
Adjusted SG&A as a % of total revenue	56.6%	51.9%	53.4%	4.7	(1.5)

Operating (loss) profit	$(122.2)	$125.6	$235.2	*	(47)%
Certain Brazil indirect taxes	(10.6)	(67.7)	(168.4)
CTI restructuring	23.7	139.3	180.5
Costs related to the Transaction	85.8	64.3	—
Adjusted operating (loss) profit	$(23.3)	$261.5	$247.3	*	6%

	Years ended December 31			Basis Point Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Operating margin	(3.4)%	2.6%	4.2%	(6.0)	(1.6)
Certain Brazil indirect taxes	(.3)	(1.2)	(2.8)	.9	1.6
CTI restructuring	.7	2.9	3.2	(2.2)	(.3)
Costs related to the Transaction	2.4	1.3	—	1.1	1.3
Adjusted operating margin	(0.6)%	5.6%	4.6%	(6.2)	1.0

Change in Constant $ Adjusted operating margin(2)				(540)	140

(Loss) income before taxes	$(303.6)	$138.4	$108.1	*	28%
Certain Brazil indirect taxes	(10.6)	(118.3)	(194.7)
CTI restructuring	22.2	116.0	180.5
Costs related to the Transaction	85.8	64.3	—
Loss on extinguishment of debt and credit facilities	37.7	8.9	—
Adjusted (loss) income before taxes	$(168.5)	$209.3	$93.9	*	*

Effective tax rate	(11.2)%	74.5%	120.2%
Adjusted effective tax rate	(18.8)%	44.0%	63.9%

Performance Metrics
Change in Active Representatives				(14)%	(10)%
Change in units sold				(14)%	(14)%
Amounts in the table above may not necessarily sum due to rounding.
*     Calculation not meaningful

(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
2020 Compared to 2019
Revenue
Total revenue decreased 24% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the prior year. Excluding these items, Adjusted revenue was down 23%, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real. Adjusted Constant $ Revenue decreased 14%.
Revenue and Constant $ Adjusted revenue were impacted by a decrease in Active Representatives of 14%, across all markets. Average Representative Sales decreased 10% on a reported basis, unfavorably impacted by foreign exchange, and Constant $ Adjusted Average Representative Sales remained flat. Revenue and Constant $ Adjusted revenue were affected by the COVID-19 pandemic, which negatively impacted the initial signs of recovery from a lower Representative base in 2019. The third quarter showed improving trends across most markets and resulted in revenue growth in Brazil and Mexico which continued in the fourth quarter, while Avon International has again been impacted by the new COVID-19 restrictions imposed in parts of Europe, although not to the extent felt during the second quarter as we were able to continue with normal operations in our manufacturing facilities and distribution centers.
Units sold decreased 14%, across all markets, with Brazil relatively unchanged compared to the prior year period.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 600 basis points, impacted by costs related to the Natura transaction in both the current and prior year and by higher CTI restructuring charges in the prior year. Excluding these items, Adjusted operating margin decreased 620 basis points, mostly due to the impact of lower revenue on SG&A expenses as well as a decline in gross margin. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses."
Gross Margin

Gross margin decreased 180 basis points, impacted by certain indirect tax items recognized in Brazil in the prior year. Excluding these items, Adjusted gross margin decreased 150 basis points as the positive impact of price/mix did not fully offset the impact of higher supply chain costs, primarily due to lower volume on fixed overhead costs and increased material costs, and the unfavorable impact of foreign currency. The unfavorable impact of foreign currency is largely due to currency devaluations in Brazil and Argentina.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased 420 basis points, impacted by costs related to the Natura transaction in the current and prior year and higher CTI restructuring charges in the prior year. Adjusted SG&A as a percentage of Adjusted revenue increased 470 basis points, compared to the same period of 2019.
The increase in SG&A as a percentage of total revenue and Adjusted SG&A as a percentage of Adjusted revenue were largely due to the impact of COVID-19, which caused deleverage of our fixed expenses as a percentage of lower revenue. In addition, SG&A as a percentage of total revenue and Adjusted SG&A as a percentage of Adjusted revenue were impacted by increased investment in sales leaders and field to maintain engagement in response to COVID-19, drive productivity and accelerate revenue recovery, as well as increased distribution costs across multiple markets, including enhanced safety actions relating to COVID-19.
Other Expenses
Interest expense decreased by approximately $1 and interest income decreased by approximately $6 compared to 2019.
Loss on extinguishment of debt and credit facilities of approximately $38 in 2020 is primarily comprised of the costs of redemption of the remaining principal amounts of our 2016 Notes due August 15, 2022 and our 2019 Notes due August 15, 2022 in November 2020, the repurchase of a portion of our 6.95% Notes due March 15, 2043 in September 2020 and the costs of termination of our 2019 revolving credit facility in January 2020. Loss on extinguishment of debt and credit facilities of approximately $12 in 2019 consists primarily of the costs of termination of a portion of the 2020 bonds repaid in the third and fourth quarters of 2019. Refer to Note 7, Debt, to the Consolidated Financial Statements included herein for more information relating to these extinguishments of debt and credit facilities.
Other expense, net, of $20 decreased by approximately $114 compared to other income, net of $94 in the prior-year period. The prior period income was primarily attributable to the impact of interest on certain indirect tax items recognized in Brazil of approximately $50 and the favorable impact of foreign exchange net gains in 2019 compared to losses in 2020.
Gain on sale of business/assets in 2020 of $2 related primarily to the sale of the China Wellness Plant in August 2020. Gain on sale of business/assets in 2019 related to the sale of the Rye Office, Maximin Corporation Sdn Bhd and Avon Manufacturing (Guangzhou), Ltd in June, May and February 2019, respectively, and the sale of our investment in New Avon in August 2019. Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, to the Consolidated Financial Statements contained herein, for more information relating to these disposals.
Effective Tax Rate
The Adjusted effective tax rates and the effective tax rates in 2020 and 2019 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the Adjusted effective tax rates and the effective tax rates in 2020 and 2019 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead.

The Adjusted effective tax rate and the effective tax rate in 2020 were impacted by an approximate net $3 benefit recognized due to a $13 reduction of uncertain tax positions offset with a net charge of approximately $4 associated with an increase in valuation allowances and approximately $6 of other various taxes associated with changes in tax estimates. The effective tax rate in 2020 was also impacted by CTI restructuring and debt extinguishments for which tax benefits cannot currently be claimed in all affected jurisdictions.

The Adjusted effective tax rate and the effective tax rate in 2019 were impacted by an approximate net $13 benefit recognized primarily due to reduced costs of repatriating subsidiary earnings and approximately $7 of other various net tax benefits associated with law changes, uncertain tax positions, and changes in tax estimates partially offset by a net charge of approximately $5 primarily associated with an increase in valuation allowances. The effective tax rate in 2019 was also impacted by the accrual of non-taxable income associated with indirect tax refunds and CTI restructuring for which tax benefits cannot currently be claimed in all affected jurisdictions.

In addition, the Adjusted effective tax rates and the effective tax rates in 2020 and 2019 were negatively impacted by the country mix of earnings.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency in 2020 impacted our consolidated financial results in the form of:
•foreign currency transaction net losses (classified within cost of SG&A expenses), which had an unfavorable impact to operating profit and Adjusted operating profit of an estimated $60 or approximately 130 basis points to operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $35 and $30 respectively, or approximately 110 basis points and 80 basis points, respectively, to operating margin and Adjusted operating margin; and
•foreign exchange net losses on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in an unfavorable impact of approximately $45 before tax on both a reported and Adjusted basis.
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
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 10%, across multiple markets. Average Representative Sales decreased 5% on a reported basis, unfavorably impacted by foreign exchange and Adjusted Constant $ Average Representative Sales increased 2%. While Revenue, Adjusted revenue and Constant $ Adjusted revenue have declined, this is a consequence of our intent to improve productivity by increasing Average Representative Sales. Adjusted Constant $ Average Representative Sales were impacted by improved price/mix. In addition, Average Representative Sales were favorably impacted by certain indirect tax items, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics in Brazil, see Note 18, Contingencies, to the Consolidated Financial Statements included herein.
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
Gain on sale of business/assets related to the Rye Office, Maximin Corporation Sdn Bhd and Avon Manufacturing (Guangzhou), Ltd in June, May and February 2019, respectively, and the sale of our investment in New Avon in August 2019. Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, to the Consolidated Financial Statements contained herein, for more information relating to these disposals.
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
The Adjusted effective tax rate and the effective tax rate in 2019 were impacted by an approximate net $13 benefit recognized primarily due to reduced costs of repatriating subsidiary earnings and approximately $7 of other various net tax benefits associated with law changes, uncertain tax positions, and changes in tax estimates partially offset by a net charge of approximately $5 primarily associated with an increase in valuation allowances. The effective tax rate in 2019 was also impacted by the accrual of non-taxable income associated with indirect tax refunds and CTI restructuring for which tax benefits cannot currently be claimed in all affected jurisdictions.
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

Other Comprehensive (Loss) Income
Other comprehensive loss, net of taxes was approximately $94 in 2020 compared with other comprehensive loss of approximately $9 in 2019. The year-over-year comparison was unfavorably impacted by foreign currency translation losses of approximately $163 compared to losses of $1 in the prior year. This was partially offset by the favorable impact of unrealized gains on the revaluation of long-term intercompany balances of $68 compared to losses of $6 in the prior year. These impacts relate to certain intercompany loans of a long term nature for which foreign currency transaction gains and losses are accounted for as translation adjustments in equity. Gains in the current year were primarily attributable to a long-term euro denominated intercompany loan receivable held by an entity with a U.S. dollar functional currency.
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
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit excludes certain global expenses, CTI restructuring initiatives, certain significant asset impairment charges, and other items, which are not allocated to a particular segment. This is consistent with the manner in which we assess our performance and allocate resources. See Note 14, Segment Information, to the Consolidated Financial Statements included herein for a reconciliation of segment profit to operating profit.
Summarized financial information concerning our reportable segments was as follows:

Years ended December 31	2020		2019		2018
	Total revenue	Segment profit	Total revenue	Segment profit	Total revenue	Segment profit
Avon International	$1,772.6	$27.4	$2,234.3	$170.9	$2,568.5	$198.6
Avon Latin America	1,845.9	(39.1)	2,528.9	194.1	2,976.8	254.4
Total from reportable segments	$3,618.5	$(11.7)	$4,763.2	$365.0	$5,545.3	$453.0
Below is an analysis of the key factors affecting revenue and segment profit by reportable segment for each of the years in the three-year period ended December 31, 2020. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates. Refer to "Non-GAAP Financial Measures" in this MD&A for more information.
Avon International – 2020 Compared to 2019

			%/Point Change
	2020	2019	US$	Constant $
Total revenue	$1,772.6	$2,234.3	(21)%	(18)%
Segment profit	27.4	170.9	(84)%	(79)%

Segment margin	1.5%	7.6%	(610)	(570)

Change in Active Representatives				(19)%
Change in units sold				(19)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 21% compared to the prior-year period, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Russian Ruble, the South African Rand and the Turkish Lira. On a Constant $ basis, revenue decreased 18% primarily driven by a decrease in Active Representatives across all markets. Revenue and Constant $ revenue were affected by the COVID-19 pandemic, which negatively impacted the initial signs of recovery from a lower Representative base in 2019. The most significant impact of the COVID-19 pandemic was felt during the second quarter of 2020, with the third quarter showing signs of recovery in most markets. The fourth quarter has again been impacted by the new COVID-19 restriction measures imposed in parts of Europe, although not to the extent felt during the second quarter as we were able to continue normal operations in our manufacturing facilities and distribution centers.
Segment margin decreased 610 basis points, or 570 on a Constant $ basis, mostly due to the impact of lower revenue on SG&A expenses.
Constant $ Adjusted gross margin decreased 40 basis points as the positive impact of price/mix did not fully offset the impact of higher supply chain costs, primarily due to lower volume on fixed overhead costs, and the unfavorable impact of foreign currency.
The increase in Constant $ Adjusted SG&A as a percentage of total revenue was largely due to the impact of COVID-19, which caused deleverage of our fixed expenses as a percentage of lower revenue. In addition, Constant $ Adjusted SG&A as a percentage of total revenue was impacted by increased investment in sales leaders and field to maintain engagement, drive productivity and accelerate revenue recovery, as well as increased distribution costs across multiple markets.
Avon International – 2019 Compared to 2018

			%/Point Change
	2019	2018	US$	Constant $
Total revenue	2,234.3	2,568.5	(13)%	(9)%
Segment profit	170.9	198.6	(14)%	(5)%

Segment margin	7.6%	7.7%	(10)	30

Change in Active Representatives				(11)%
Change in units sold				(15)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 13% compared to the prior-year period, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Russian Ruble, the South African Rand and the Turkish Lira. On a Constant $ basis, revenue decreased 9% primarily driven by a decrease in Active Representatives across all markets.
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
Segment margin decreased 10 basis points, or increased 30 on a Constant $ basis, mostly driven by lower SG&A as a percentage of total revenue.
The gross margin was relatively unchanged, as the favorable impact of price/mix fully offset the unfavorable impact of foreign currency net losses and lower production volumes on supply chain costs.
The decrease in Constant $ Adjusted SG&A as a percentage of total revenue was largely due to lower advertising costs, partially offset by increased investment in training.

Avon Latin America – 2020 Compared to 2019

			%/Point Change
	2020	2019	US$	Constant $
Total revenue	$1,845.9	$2,528.9	(27)%	(13)%
Certain Brazil indirect taxes benefit	—	(67.7)	*	*
Adjusted revenue	1,845.9	2,461.2	(25)%	(10)%

Segment profit	(39.1)	194.1	(120)%	(102)%
Certain Brazil indirect taxes benefit	—	(67.7)	*	*
Adjusted segment profit	(39.1)	126.4	(131)%	(103)%

Segment margin	(2.1)%	7.7%	(980)%	(850)
Certain Brazil indirect taxes benefit	—	2.6	*	*
Adjusted segment margin	(2.1)%	5.1%	(720)	(580)

Change in Active Representatives				(10)%
Change in units sold				(9)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 27% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil in the prior year. Excluding these items, Adjusted revenue for the region was down 25%, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real, the Argentinian peso and the Mexican peso. On a Constant $ basis, Adjusted revenue declined 10% primarily driven by a decrease in Active Representatives of 10% across all markets. The decline in Revenue and Constant $ Adjusted revenue was affected by the COVID-19 pandemic, which negatively impacted the initial signs of recovery from a lower Representative base in 2019, with the third and fourth quarters showing improving trends across Latin America markets and revenue growth in Brazil and Mexico.
Revenue in Brazil decreased 29%, significantly impacted by certain indirect tax items recognized in Brazil in the year ended December 31, 2019. Excluding these items, Adjusted revenue in Brazil decreased 25%, unfavorably impacted by foreign exchange, while Brazil's Constant $ Adjusted revenue decreased 2%. Revenue and Constant $ Adjusted revenue in Brazil were driven by a minor decrease in both Active Representatives and Average Representative Sales, impacted by the COVID-19 pandemic, which negatively affected the initial signs of recovery from a lower Representative base in 2019. Brazil returned to growth in the third quarter driven by a significant increase in the Fashion & Home category, which continued to outperform in the fourth quarter.
Segment margin decreased, significantly impacted by the effects of certain indirect tax items recognized in Brazil in the year ended December 31, 2019. Excluding these items, Adjusted segment margin decreased 720 basis points, or 580 basis points on a Constant $ basis, mostly due to the impact of lower revenue on SG&A expenses as well as a decline in gross margin. The year-on-year comparison of segment margin also included other certain indirect tax benefits in revenue and SG&A in the prior year.
Adjusted gross margin declined as the positive impact of price/mix did not fully offset the impact of higher supply chain costs, driven by increased material costs and lower volume on fixed overhead costs, and the unfavorable impact of foreign currency.
The increase in SG&A as a percentage of Constant $ Adjusted revenue was largely due to the impact of COVID-19, which caused deleverage of our fixed expenses as a percentage of lower revenue, and additional investments in distribution relating to COVID-19 safety actions. The increase in SG&A as a percentage of Constant $ Adjusted revenue was also impacted by higher sales leaders and field investments across most markets in response to COVID-19 and to accelerate revenue recovery. This was partially offset by the reduction of bad debt expense, driven by continued improvements in credit control and collections processes in Brazil.

Avon Latin America – 2019 Compared to 2018

			%/Point Change
	2019	2018	US$	Constant $
Total revenue	$2,528.9	$2,976.8	(15)%	(8)%
Brazil IPI tax release	(67.7)	(168.4)
Adjusted revenue	2,461.2	2,808.4	(12)%	(5)%

Segment profit	194.1	254.4	(24)%	(16)%
Brazil IPI tax release	-67.7	-168.4
Adjusted segment profit	126.4	86.0	47%	87%

Segment margin	7.7%	8.5%	(80)	(80)
Brazil IPI tax release	2.6	5.4
Adjusted segment margin	5.1%	3.1%	200	280

Change in Active Representatives				(10)%
Change in units sold				(14)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 15% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil as well as the IPI tax benefit in the prior year. These indirect taxes and IPI positively impacted revenue in both 2018 and 2019, but to a larger extent in 2018. Excluding the impact of these indirect taxes in Brazil, Adjusted revenue for the region was down 12%, impacted by the unfavorable impact of foreign exchange, which was primarily a result of the strengthening of the U.S. dollar relative to the Argentinian peso and the Brazilian real. Adjusted Constant $ revenue decreased 5%. Adjusted revenue and Adjusted Constant $ revenue were impacted by a decrease in Active Representatives, primarily in Brazil substantially offset by higher Average Representative Sales, driven by Brazil and Argentina.
Revenue in Brazil decreased 18%, significantly impacted by certain indirect tax items in both the current and prior year. These indirect taxes and IPI positively impacted revenue in both 2018 and 2019, but to a larger extent in 2018. Excluding these indirect tax items, Adjusted revenue in Brazil decreased 12%, unfavorably impacted by foreign exchange, while Brazil's Constant $ Adjusted revenue decreased 4%. Revenue and Adjusted Constant $ revenue in Brazil were negatively impacted by a decrease in Active Representatives, which continued to be negatively impacted by competitive pressures and our strategy to improve productivity. The decrease in Active Representatives was offset by higher Average Representative Sales, which was impacted by improved price/mix. In addition, Average Representative Sales were favorably impacted by certain indirect tax items, as well as a positive impact from the Brazil IPI tax compared to the prior-year period. For additional details on the IPI tax on cosmetics in Brazil, see Note 18, Contingencies, to the Consolidated Financial Statements included herein.
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
Segment margin decreased 80 basis points, significantly impacted by the effects of indirect tax items in both the current and prior years. Adjusted segment margin increased by 200 basis points and Constant $ Adjusted segment margin increased by 280 basis points, benefited by other certain indirect tax items on revenue and SG&A as well as SG&A benefits which more than offset the decline in gross margin.
Adjusted gross margin marginally declined as a result of increased supply chain costs driven by higher material costs and the unfavorable impact of foreign currency was not fully offset by the positive impact of price/mix.
Savings in SG&A were driven by a reduction of bad debt expense, primarily in Brazil due to improved credit control and collections processes, lower advertising costs and lower sales leader and field investments, linked to the decrease in Active Representatives.
Brazil IPI tax discussion

In May 2015, an Executive Decree on certain cosmetics went into effect in Brazil which increased the amount of IPI taxes that are to be remitted by Avon Brazil to the taxing authority on the sales of cosmetic products subject to IPI. As of September 30, 2018, due in part, to judicial decisions across the industry and other developments, we concluded, supported by the opinion of legal counsel, that the Executive Decree is unconstitutional. We therefore assessed the IPI tax under ASC 450, Contingencies and determined that the risk of loss during ongoing judicial reviews is reasonably possible but not probable, and accordingly, we released our liability accrued as of September 30, 2018 of $195. We considered the release of the liability as a non-GAAP adjustment, and therefore, we adjusted for the IPI tax of $168 (which was recorded in net sales in our Consolidated Income Statements) and the associated interest of $27 (which was recorded in other (income) expense, net in our Consolidated Income Statements) in our Adjusted non-GAAP results during the period ended December 31, 2018. The accrual for the Brazil IPI tax negatively impacted total revenue for the nine month period ended September 30, 2018 for Brazil, Avon LATAM, and total Avon by approximately 4-5%, approximately 2% and approximately 1%, respectively. For additional details on the IPI tax on cosmetics increase in Brazil, see Note 18, Contingencies, to the Consolidated Financial Statements included herein.
Liquidity and Capital Resources
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and private placement of notes. Furthermore, since January 3, 2020, we are part of the Natura &Co group of companies which gives us access to intercompany funding.
The Company has cash on hand of $364.9 and restricted cash of $7.8 as of December 31, 2020.
COVID-19 pandemic and going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company's control, we expect some negative impact on revenue from COVID-19 to continue into 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements contained herein. See Note 7, Debt and Other Financing, and Note 15, Leases and Commitments, to the Consolidated Financial Statements included herein, respectively, for information on our debt and contractual financial obligations and commitments, including the loans from Natura &Co and its affiliates maturing within 1 year.
Other liquidity matters
We may seek to retire our outstanding debt in open market purchases, through existing call mechanisms, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of debt may be funded by cash or the incurrence of additional debt and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt to finance ongoing operations or to meet our other liquidity needs. However, our credit ratings remain below investment grade which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity," and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A.
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 18, Contingencies, to the Consolidated Financial Statements included herein. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 on pages 1 through 2.

Balance Sheet Data

	2020	2019
Cash and cash equivalents	$364.9	$650.6
Restricted cash	7.8	2.9
Long-term restricted cash	—	7.6
Total debt	$1,712.0	$1,592.2
Working capital	56.9	261.4

Cash Flows

	2020	2019	2018
Net cash (used) provided by continuing operating activities (1)	$(270.1)	$56.9	$92.7
Net cash (used) provided by continuing investing activities	(20.5)	50.2	(93.4)
Net cash from continuing financing activities (1)	39.1	38.5	(306.9)
Effect of exchange rate changes on cash and equivalents	(19.5)	(.3)	(37.5)
(1)During the third quarter of 2020, we identified an immaterial classification error in the Consolidated Statement of Cash Flows relating to the year ended December 31, 2019 with respect to cash flows from the settlement of derivative contracts and we have corrected this reclassification error through a revision to the Consolidated Statement of Cash Flows for the year ended December 31, 2019 to reclassify cash inflows of $37.4 from the settlement of derivative contracts from operating activities to financing activities. For additional information, see Note 1, Description of the Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein.
Net Cash from Continuing Operating Activities
Net cash used by continuing operating activities during 2020 was approximately $270 as compared to net cash provided by continuing operating activities of approximately $57 during 2019, an increased cash outflow of approximately $327. The increase in net cash used by operating activities was primarily due to lower cash profits impacted by lower revenue levels and one-time costs linked to the acquisition by Natura &Co Holding. Cash outflows related the Transaction included professional fees, senior officer severance and other expenses during the first quarter of 2020. Further information relating to the Transaction is included in Note 21, Merger with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein. In addition, the year-over-year comparison of net cash from continuing operating activities was unfavorably impacted by higher inventory levels, primarily to support growth in Avon Latin America.
Net cash provided by continuing operating activities during 2019 was approximately $57 as compared to net cash provided by continuing operating activities of approximately $93 during 2018, a decrease of approximately $36. The year-over-year comparison of net cash provided by continuing operating activities was unfavorably impacted by an increase in restructuring payments of $71 and the impact from one-time items during 2018 that did not recur in 2019 (net of $34), partially offset by operational improvements in working capital and higher cash generated from earnings.
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 13, Employee Benefit
Plans, to the Consolidated Financial Statements included herein). Our funding policy for pension plans is to meet the minimum required contributions under applicable law and accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Estimates - Pension and Postretirement Expense" in this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $5 to $10 to fund our global defined benefit pension and postretirement plans during 2021.
Net Cash from Continuing Investing Activities
Net cash used by continuing investing activities during 2020 was approximately $21, as compared to net cash provided by continuing investing activities of approximately $50 during 2019. The approximate $71 decrease to net cash from investing activities was driven by lower net proceeds from the sale of businesses and assets in the current year compared to the prior year. During 2020, net proceeds of $11 were received from the sale of the Hungary Distribution Center in Gödöllő in the second quarter of 2020, and the sale of the China Wellness Plant and Avon Management Shanghai, both of which closed during the third quarter of 2020.
Net cash provided by continuing investing activities during 2019 was approximately $50, as compared to net cash used by continuing investing activities of approximately $93 during 2018. The approximate $143 increase to net cash from investing activities was primarily due to net proceeds from the sale of Avon Manufacturing (Guangzhou), Ltd., which closed during the first quarter of 2019, the sale of the Rye Office and the sale of Maximin Corporation Sdn Bhd, both of which closed during the second quarter of 2019 and the sale of New Avon which closed during the third quarter of 2019. Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, to the Consolidated Financial Statements contained herein for more information relating to the sale of these businesses and assets.
Capital expenditures during 2020 were approximately $45 compared with approximately $59 during 2019 and approximately $95 during 2018.
Net Cash from Continuing Financing Activities
Net cash provided by continuing financing activities during 2020 was approximately $39, as compared to net cash used by financing activities of $39 in 2019. Net cash from continuing financing activities was relatively unchanged, as the favorable impact of proceeds from debt issued was largely offset by the repayment of debt in both the current and prior years. During 2020, the proceeds from debt issued consisted primarily of the $960 promissory note provided by a subsidiary of Natura &Co Holding S.A., whilst the repayment of debt primarily consisted of the redemption of our 2016 Notes due August 15, 2022 and of our 2019 Notes due August 15, 2022. Note 7, Debt and Other Financing, to the Consolidated Financial Statements included herein for more information on these items.
Net cash provided by continuing financing activities during 2019 was approximately $39, as compared to net cash used by financing activities of $307 in 2018. The approximate $346 favorable impact to net cash used by continuing financing activities was primarily due to a $289 repayment of debt during 2018 with no offsetting proceeds from debt. During 2019, debt repayments of $388 were offset by proceeds of debt of $400.
We no longer have any common stock outstanding as of December 31, 2020 and have not purchased any stock during the year. During 2019, we purchased 1.2 million shares of our common stock for $9.6 through acquisition of stock from employees in connection with tax payments upon vesting of restricted stock units and upon vesting of performance restricted stock units in 2018 and 2017.
In December 2019, the Company declared a dividend of $0.016 per share and the dividend was paid in January 2020.
Debt and Contractual Financial Obligations and Commitments
At December 31, 2020, our debt and contractual financial obligations and commitments by due dates were as follows:

	2021	2022	2023	2024	2025	2026 and Beyond	Total
Short-term debt	$28.0	$—	$—	$—	$—	$—	$28.0
Loans from affiliates of Natura &Co	1,008.6	—	—	—	—	—	1,008.6
Long-term debt	—	—	461.9	—	—	216.1	678.0
Long-term finance lease	—	.9	.4	.1	—	.1	1.5
Total debt	1,036.6	.9	462.3	.1	—	216.2	1,716.1
Debt-related interest(1)	84.0	50.0	25.2	18.8	18.8	18.8	215.6
Total debt-related	1,120.6	50.9	487.5	18.9	18.8	235.0	1,931.7
Short-term finance lease	1.4	—	—	—	—	—	1.4
Operating leases	58.2	49.4	33.8	23.8	19.8	13.6	198.6
Purchase obligations	239.6	133.6	41.1	16.7	2.0	2.5	435.5
Total debt and contractual financial obligations and commitments(2)	$1,419.8	$233.9	$562.4	$59.4	$40.6	$251.1	$2,567.2

The table above assumes debt repayments can be made in line with contractual payment terms and without the need for further refinancing.
(1)Amounts are based on our current long-term credit ratings. See Note 7, Debt and Other Financing, to the Consolidated Financial Statements included herein for more information.
(2)The amount of debt and contractual financial obligations and commitments excludes amounts due under derivative transactions. The table also excludes future benefit payments in respect of our defined benefit and postretirement benefit plans, See Note 13, Employee Benefit Plans, to the Consolidated Financial Statements included herein for this information. The table also excludes information on non-binding purchase orders of inventory. The table does not include any reserves for uncertain income tax positions because we are unable to reasonably predict the ultimate amount or timing of settlement of these uncertain income tax positions. At December 31, 2020, our reserves for uncertain income tax positions, including interest and penalties, totaled approximately $89.
See Note 7, Debt and Other Financing, and Note 15, Leases and Commitments, to the Consolidated Financial Statements included herein, respectively, for more information on our debt and contractual financial obligations and commitments. Additionally, as disclosed in Note 16, Restructuring Initiatives, to the Consolidated Financial Statements included herein, at December 31, 2020, we have liabilities of approximately $16 associated with our restructuring actions, primarily associated with Open Up & Grow. The majority of future cash payments associated with these restructuring liabilities are expected to be made during 2021

Off Balance Sheet Arrangements
At December 31, 2020, we had no material off-balance-sheet arrangements.
Capital Resources
On January 3, 2020, the Company became a wholly owned subsidiary of Natura &Co. The Company relies on the Natura &Co group for its capital resources.
Revolving Credit Facility
In June 2015, Avon International Operations, Inc. ("AIO"), a wholly-owned subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the "2015 facility").
In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly-owned subsidiary of the Company, entered into a three-year €200.0 senior secured revolving credit facility (the "2019 facility"). As of December 31, 2019 this amounted to $224. The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time.
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
We do not enter into derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives. The master agreements governing our derivative contracts generally contain standard provisions that could trigger early termination of the contracts in some circumstances.
Interest Rate Risk
Approximately 4% and 0% of our debt portfolio at December 31, 2020 and 2019, respectively, was exposed to floating interest rates.
Our long-term borrowings at year-end were all at fixed rates of interest and are therefore not sensitive to interest rate changes.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past four years, all of our consolidated revenue was derived from operations of subsidiaries outside of the U.S.. The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings. At December 31, 2020, the primary foreign currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Chilean peso,

Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South African rand, Turkish lira and Ukrainian hryvnia.
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
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our outstanding foreign exchange contracts at December 31, 2020, all of which were taken out to hedge underlying foreign currency exposures, a hypothetical 10% appreciation of the U.S. dollar against our foreign exchange contracts would reduce earnings by $16 and a hypothetical 10% depreciation of the U.S. dollar against our foreign exchange contracts would increase earnings by $16. This hypothetical analysis does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2020, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $2.8 at December 31, 2020. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
See Note 10, Financial Instruments and Risk Management to the Consolidated Financial Statements included herein for more information.
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
Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.
In our quarterly report for the three months ended June 30, 2020, following the cyber incident in June 2020, we identified and disclosed a material weakness in our IT general controls (“ITGCs”). We concluded that controls related to our IT environment had not been designed and/or operated effectively to prevent access and changes to our IT systems supporting financial information processing. To remediate the material weakness, we strengthened procedures and controls with the support of external cyber security and IT general controls specialists and accelerated our investment in IT infrastructure to strengthen our cyber security controls. Based on testing performed by management, the implemented controls are designed and operating effectively and the material weakness has been remediated as of December 31, 2020.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2020, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2020, was effective.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees

The Company's principal accountant for 2020 and 2019 was PricewaterhouseCoopers LLP, United Kingdom ("PwC-UK"). The following table sets forth the aggregate fees for professional services rendered for us by PwC, as of and for the years ended December 31, 2020 and December 31, 2019.

	2020	2019
Audit Fees	$8.4	$10.8
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	.1
Total	$8.4	$10.9

Audit Fees. These amounts represent the aggregate fees for professional services rendered by PwC for the audit of our annual financial statements for the years ended December 31, 2020 and December 31, 2019, the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years, and services related to statutory and regulatory filings and engagements for such years.

Audit-Related Fees. These amounts represent the aggregate fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of our financial statements. In 2020 and 2019, audit-related fees were de minimis.

Tax Fees. In 2020 and 2019, tax-related fees were de minimis.

All Other Fees. These amounts represent the aggregate fees for other services rendered by PwC not included in any of the foregoing categories. In 2020, all other fees were de minimis.

Audit and Non-Audit Services Pre-Approval Policy

Since the merger of Avon into Natura &Co, in January 2020, Avon no longer maintains an Audit Committee and decisions related to the Company’s independent auditor are taken by Natura &Co in compliance with paragraph (c) (7)(i) of Rule 2-01 of Regulation S-X. Prior to the merger of Avon into Natura &Co, the Company's Audit Committee had historically established a policy for the pre-approval of all audit and non-audit services by PricewaterhouseCoopers LLP and its worldwide affiliates ("PwC"), and the corresponding fees.

The current Natura &Co policy, and the former Avon Audit Committee policy, was established to (i) strictly disallow any service that would be a prohibited service; (ii) allow audit, audit-related, and tax services only if the particular type of service is on the list of types of services that has been pre-approved by the Audit Committee, specific procedures are followed to ensure appropriate management assessment of such service, the proposed fee is within the overall limit set by the Audit Committee for that category of service, and the Audit Committee is informed on a timely basis of each such service; and (iii) allow other services not within any of the foregoing categories only if each such service and the corresponding fee is approved in advance by the Audit Committee or by one or more members of the Audit Committee with subsequent approval by the Audit Committee. All services provided by PwC during 2020 and 2019 have been reviewed, and the amount of fees paid to PwC for such services and concluded that the provision of services by PwC is compatible with the maintenance of their independence.

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

4.5
Tenth Supplemental Indenture, dated October 2, 2019, between Avon Products, Inc., as Issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Avon's Current Report on Form 8-K filed on October 2, 2019).

4.6
Eleventh Supplemental Indenture, dated January 21, 2021, between Avon Products, Inc, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on January 26, 2021).

4.7	Loan, dated as November 2, 2020, between Avon International Operations, Inc, as Issuer, and Natura &Co International S.A. SRL, as Holder.
4.8
Credit Agreement, dated May 13, 2020, between Natura &Co International S.à r.l, as lender, and Avon Luxembourg Holdings S.à r.l, as borrower (incorporated by reference to Exhibit 10.1 to Avon Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

4.9	First Amendment, dated March 4, 2021 to Credit Agreement between Natura &Co International S.à r.l, as lender, and Avon Luxembourg Holdings S.à r.l, as borrower
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

10.83	Sixth Amendment to Avon Products, Inc Deferred Compensation Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity (Deficit), (vi) Notes to Consolidated Financial Statements and (vi) Schedule of Valuation and Qualifying Accounts.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
Avon’s Form 10-K for the year ended December 31, 2020, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities

Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March 2021.

Avon Products, Inc.

/s/ Elena Casap
Elena Casap
Controller - Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angela Cretu	Chief Executive Officer - Principal Executive Officer	March 5, 2021
Angela Cretu

/s/ Carl Rogberg	Vice President Finance - Principal Financial Officer	March 5, 2021
Carl Rogberg

/s/ Itamar Gaino Filho	Director	March 5, 2021
Itamar Gaino Filho

/s/ Jose Antonio de Almeida Filippo	Director	March 5, 2021
José Antonio de Almeida Filippo

/s/ Roberto de Oliveira Marques	Director	March 5, 2021
Roberto de Oliveira Marques

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avon Products, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in shareholders’ deficit for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Realizability of the deferred tax assets
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated deferred tax asset balance was $225 million net of valuation allowances as of December 31, 2020. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income during the periods in which the temporary differences become deductible or before net operating loss and tax credit carryforwards expire. The Company records a valuation allowance to reduce deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted U.S. and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its deferred tax assets, are taken into consideration.
The principal considerations for our determination that performing procedures relating to the realizability of the deferred tax assets is a critical audit matter is the significant judgment by management when assessing the realizability of the deferred tax assets through the existence of feasible tax planning strategies. This led to a high degree of auditor judgment, subjectivity and effort in performing procedures on management’s assessment of the tax planning strategies to enable utilization of deferred tax assets in U.S. and foreign jurisdictions. The evaluation of audit evidence available to support the realizability of U.S. and foreign tax loss and tax credit carryforwards was complex and subjective, and therefore required significant auditor judgment. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of U.S. and foreign tax loss and tax credit carryforwards and the review of tax planning strategies. These procedures also included, among others, (i) evaluating the reasonableness of management’s assessment of tax planning strategies and the amount that is "more likely than not" to be realized, (ii) testing the completeness and accuracy of tax loss and tax credit carryforwards, (iii) evaluating the appropriateness of the realizability of net operating loss and credit carryforwards relevant to the deferred tax assets recognized, and (iv) evaluating the completeness, accuracy and sufficiency of disclosures.

/s/ PricewaterhouseCoopers LLP
London, United Kingdom
March 5, 2021

We have served as the Company’s auditor since 2017.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
Years ended December 31	2020	2019	2018
Net sales	$3,431.2	$4,494.1	$5,247.7
Other revenue	187.3	269.1	323.6
Revenue from affiliates of Natura &Co	6.7	—	—
Total revenue	3,625.2	4,763.2	5,571.3
Costs, expenses and other:
Cost of sales	(1,594.5)	(2,010.1)	(2,364.0)
Selling, general and administrative expenses	(2,152.9)	(2,627.5)	(2,972.1)
Operating (loss) profit	(122.2)	125.6	235.2
Interest expense	(127.1)	(127.6)	(134.6)
Loss on extinguishment of debt and credit facilities	(37.7)	(11.6)	(.7)
Interest income	2.1	7.7	15.3
Other (expense) income, net	(20.2)	94.2	(7.1)
Gain on sale of business	1.5	50.1	—
Total other (expenses) income	(181.4)	12.8	(127.1)
(Loss) Income from continuing operations, before taxes	(303.6)	138.4	108.1
Income taxes	(34.0)	(103.1)	(129.9)
(Loss) Income from continuing operations, net of tax	(337.6)	35.3	(21.8)
Loss from discontinued operations, net of tax	(27.9)	(36.6)	—
Net (loss)	(365.5)	(1.3)	(21.8)
Net loss attributable to noncontrolling interests	2.7	1.0	2.3
Net loss attributable to Avon	$(362.8)	$(.3)	$(19.5)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)
Years ended December 31	2020	2019	2018
Net loss	$(365.5)	$(1.3)	$(21.8)
Other comprehensive loss:
Foreign currency translation adjustments	(162.9)	(.6)	(48.7)
Unrealized (losses) gains on revaluation of long-term intercompany balances	67.6	(5.7)	(58.1)
Change in derivative gains on cash flow hedges	.6	(1.1)	.5
Amortization of net actuarial loss and prior service cost, net of taxes of $0.8, $0.4 and $0.6	8.2	9.4	10.5
Adjustments of net actuarial loss and prior service cost, net of taxes of $3.8, $2.9 and $1.1	(7.1)	(8.0)	(8.6)
Sale of New Avon	—	(3.4)	—
Total other comprehensive loss, net of taxes	(93.6)	(9.4)	(104.4)
Comprehensive loss	(459.1)	(10.7)	(126.2)
Less: comprehensive loss attributable to noncontrolling interests	2.5	.9	2.6
Comprehensive loss attributable to Avon	$(456.6)	$(9.8)	$(123.6)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data and share numbers)
December 31	2020	2019
Assets
Current Assets
Cash, including cash equivalents of $51.0 and $50.9	$364.9	$650.6
Restricted cash	7.8	2.9
Accounts receivable (less allowances of $51.1 and $66.6)	259.1	280.2
Receivables from affiliates of Natura &Co	6.1	—
Inventories	459.1	452.3
Prepaid expenses and other	204.2	252.1
Held for sale assets	13.9	22.6
Total current assets	1,315.1	1,660.7
Property, plant and equipment, at cost
Land	20.8	20.6
Buildings and improvements	447.1	459.2
Equipment	680.6	641.7
	1,148.5	1,121.5
Less accumulated depreciation	(709.9)	(633.5)
Property, plant and equipment, net	438.6	488.0
Right-of-use assets	153.1	175.4
Goodwill	83.2	86.2
Deferred tax asset	135.8	161.2
Other assets	438.5	514.8
Total assets	$2,564.3	$3,086.3
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$28.0	$1.8
Loans from affiliates of Natura &Co	1,008.6	—
Accounts payable	709.4	723.3
Dividends payable	—	8.7
Accrued compensation	89.4	114.5
Other accrued liabilities	334.7	410.7
Sales and taxes other than income	89.9	118.7
Income taxes	5.4	7.4
Current liabilities of discontinued operations	27.1	16.0
Liabilities held for sale	2.3	—
Total current liabilities	2,294.8	1,401.1
Long-term debt	675.4	1,590.4
Long-term operating lease liability	120.9	143.3
Employee benefit plans	133.3	137.6
Long-term income taxes	101.1	128.7
Other liabilities	106.0	90.5
Total liabilities	3,431.5	3,491.6
Leases and Commitments and contingencies (Notes 15 and 18)
Series C convertible preferred stock(1)	—	578.5
Shareholders’ Deficit
Common stock, par value $0.01 - authorized 1,000 shares; issued 101.34 (2019: par value $0.25 - authorized 1,500,000,000 shares; issued 770,000,000 shares)(2)	—	192.6
Additional paid-in capital	622.8	2,321.2
Retained earnings	(360.5)	2,138.9
Accumulated other comprehensive loss	(1,133.8)	(1,040.0)
Treasury stock, at cost (0 and 319,900,000 shares)(1)(2)	—	(4,603.3)
Total Avon shareholders’ deficit	(871.5)	(990.6)
Noncontrolling interests	4.3	6.8
Total shareholders’ deficit	(867.2)	(983.8)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$2,564.3	$3,086.3

(1) On December 30, 2019, an affiliate of Cerberus Capital Management, L.P. ("Cerberus") elected to convert 435,000 shares of Series C Preferred Stock into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, conditioned on the Conversion Condition (as defined below). See Note 17, Series C Convertible Preferred Stock.
(2) In January 2020, subsequent to the Transaction, the Company restated its certificate of incorporation to effect a change in capitalization of the Company by changing the number of authorized shares of stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, were common stock and (ii) 25,000,000 shares, par value $1.00 per share, were preferred stock) to 1,000 shares of common stock, par value $0.01 per share. As a result of the Merger, all of the issued and outstanding common stock of the Company, being 550,890,788, were canceled and converted. See Note 21, Mergers     with Natura Cosméticos S.A.,.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2020	2019	2018
Cash Flows from Operating Activities
Net loss	$(365.5)	$(1.3)	$(21.8)
Loss from discontinued operations, net of tax	(27.9)	(36.6)	—
(Loss) income from continuing operations, net of tax	(337.6)	35.3	(21.8)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation	57.3	68.1	81.1
Amortization	24.5	24.8	26.6
Provision for doubtful accounts	78.3	115.4	162.4
Provision for inventory obsolescence	37.9	37.1	113.5
Share-based compensation	26.4	15.6	13.8
Foreign exchange (gains) losses	(5.1)	(51.5)	14.9
Deferred income taxes	(.4)	37.5	(49.0)
Impairment loss on assets	3.1	17.7	—
Gain on sale of business / assets	(1.5)	(50.1)	—
Certain Brazil indirect taxes	—	(118.3)	(194.7)
Other	54.2	12.0	18.5
Changes in assets and liabilities:
Accounts receivable	(81.5)	(55.2)	(102.8)
Inventories	(65.9)	56.0	(99.6)
Prepaid expenses and other	1.2	25.7	(49.3)
Accounts payable and accrued liabilities	(61.7)	(145.4)	73.1
Income and other taxes	2.5	28.8	63.2
Noncurrent assets and liabilities	(1.8)	3.4	42.8
Net cash (used) provided by operating activities of continuing operations	(270.1)	56.9	92.7
Cash Flows from Investing Activities
Capital expenditures	(44.6)	(58.5)	(94.9)
Disposal of assets	2.6	7.8	4.8
Net proceeds from sale of business / assets	11.3	99.9	—
Cash receipts from the settlement of corporate-owned life insurance policies	9.9	—	—
Other investing activities	.3	1.0	(3.3)
Net cash (used) provided by investing activities of continuing operations	(20.5)	50.2	(93.4)
Cash Flows from Financing Activities
Cash dividend	(8.6)	—	—
Debt, net (maturities of three months or less)	13.6	(9.2)	(10.7)
Proceeds from debt	1,039.7	400.0	—
Repayment of debt	(956.9)	(388.2)	(289.1)
Repurchase of common stock	(.4)	(9.6)	(3.2)
Net proceeds from exercise of stock options	—	15.6	—
Settlement of stock options	(25.8)	—	—
Settlement of derivative operations	(.8)	37.4	—
Costs associated with debt issue / repayment	(21.7)	(26.8)	—
Proceeds from monetization of COFINS tax credits	—	19.4	—
Other financing activities	—	(.1)	(3.9)
Net cash provided (used) by financing activities of continuing operations	39.1	38.5	(306.9)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(16.7)	(20.6)	—
Net cash used by discontinued operations	(16.7)	(20.6)	—
Effect of exchange rate changes on cash and cash equivalents	(19.5)	(.3)	(37.5)
Net (decrease) increase in cash and cash equivalents	(287.7)	124.7	(345.1)
Cash and cash equivalents and restricted cash at beginning of year(1)	661.1	536.4	881.5
Cash and cash equivalents and restricted cash at end of year(1)	$373.4	$661.1	$536.4

Cash paid for:
Interest	$133.5	$122.0	$139.0
Income taxes, net of refunds received	$21.3	$55.9	$87.4

(1)The balance for the year ended December 31, 2018 and 2020 includes cash and cash equivalents classified as Assets held for sale in the Company's Consolidated Balance Sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2019 and 2020.

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$364.9	$650.6	$532.7
Restricted cash	7.8	2.9	—
Long-term restricted cash(2)	—	7.6	—
Held for sale cash and cash equivalents	.7	—	3.7
Cash and cash equivalents, and restricted cash at end of period per the statement of cash flows	$373.4	$661.1	$536.4
(2)Long-term restricted cash is presented in other assets in our Consolidated Balance Sheets.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2017	758.7	189.7	2,291.2	2,320.3	(926.2)	318.4	(4,600.0)	10.3	(714.7)
Net (loss) income	—	—	—	(19.5)	—	—	—	(2.3)	(21.8)
Revenue Recognition Cumulative catch up	—	—	—	(41.1)	—	—	—	—	(41.1)
Other comprehensive income (loss)	—	—	—	—	(104.2)	—	—	(.2)	(104.4)
Dividends accrued - Series C convertible preferred stock	—	—	—	(24.3)	—	—	—	—	(24.3)
Exercise/ vesting/ expense of share-based compensation	3.1	.7	12.4	(1.1)	—	(.1)	.8	—	12.8
Repurchase of common stock	—	(.1)	—	—	—	1.1	(3.1)	—	(3.2)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.1	—	—	—	—	—	—	—	(.1)	(.1)
Balances at December 31, 2018	761.8	190.3	2,303.6	2,234.3	(1,030.4)	319.4	(4,602.3)	7.7	(896.8)
Net income	—	—	—	(.3)	—	—	—	(1.0)	(1.3)
Other comprehensive income	—	—	—	—	(9.6)	—	—	.2	(9.4)
Dividends accrued - Series C convertible preferred stock	—	—	—	(25.5)	—	—	—	—	(25.5)
Dividends accrued- common stock	—	—	—	(8.7)	—	—	—	—	(8.7)
Exercise/ vesting/ expense of share-based compensation	9.9	2.6	25.9	—	—	—	—	—	28.5
Repurchase of common stock	(1.7)	(.3)	(8.3)	—	—	.5	(1.0)	—	(9.6)
Remeasurement of Series C convertible preferred stock	—	—	—	(60.9)	—	—	—	—	(60.9)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.1	—	—	—	—	—	—	—	(.1)	(.1)
Balances at December 31, 2019	770.0	192.6	2,321.2	2,138.9	(1,040.0)	319.9	(4,603.3)	6.8	(983.8)
Credit Losses cumulative catch up	—	—	—	(2.0)	—	—	—	—	(2.0)
Gain on common control transaction	—	—	—	1.4	—	—	—	—	1.4
Capitalization of payable(1)	—	—	91.5	—	—	—	—	—	91.5
Net loss	—	—	—	(362.8)	—	—	—	(2.7)	(365.5)
Other comprehensive income	—	—	—	—	(93.8)	—	—	.2	(93.6)
Conversion of Series C convertible preferred stock(2)	—	—	—	(710.8)	—	(87.0)	1,197.6	—	486.8
Exercise/ vesting/ expense of share-based compensation	—	(.2)	(1.8)	—	—	—	—	—	(2.0)
Exchange of common stock (3)	(770.0)	(192.4)	(1,788.1)	(1,425.2)	—	(232.9)	3,405.7	—	—
Balances at December 31, 2020(4)	—	—	622.8	(360.5)	(1,133.8)	—	—	4.3	(867.2)
The accompanying notes are an integral part of these statements.

(1) In January 2020 Natura &Co Holding paid the accrued dividends on the shares of series C preferred stock in an amount equal to U.S. $91.5 to Cerberus, resulting in a payable due to an affiliate of Natura &Co Holding for the same amount. See Note 17, Series C Convertible Preferred Stock, for discussion of preferred shares issued to Cleveland Apple Investor L.P. (“Cerberus Investor”). During 2020, the payable due to Natura &Co was capitalized and recorded as a capital contribution through Additional Paid in Capital.
(2) On December 30, 2019, an affiliate of Cerberus Capital Management, L.P. ("Cerberus") elected to convert 435,000 shares of Series C Preferred Stock into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, conditioned on the Conversion Condition (as defined below). See Note 17, Series C Convertible Preferred Stock.
(3) In January 2020, subsequent to the Transaction, the Company restated its certificate of incorporation to effect a change in capitalization of the Company by changing the number of authorized shares of stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, were common stock and (ii) 25,000,000 shares, par value $1.00 per share, were preferred stock) to 1,000 shares of common stock, par value $0.01 per share. As a result of the Merger, all of the issued and outstanding common stock of the Company, being 550,890,788, were canceled and converted. See Note 21, Mergers     with Natura Cosméticos S.A.,.
(4) The number of shares of Common Stock (par value $0.01 per share) outstanding at December 31, 2020 was 101.34.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share and share data)
NOTE 1. Description of the Business and Summary of Significant Accounting Policies
Business
When used in these notes, the terms "Avon," "Company," "we," "our" or "us" mean Avon Products, Inc.
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in one channel, direct selling. Our reportable segments are based on geographic operations in two regions: Avon International and Avon Latin America. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally by independent Representatives.
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
On May 22, 2019, we entered into an Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding ("Natura &Co") pursuant to which, in a series of transactions, Avon and Natura Cosméticos became direct wholly owned subsidiaries of Natura &Co (the "Transaction"). On January 3, 2020, the Company consummated the Transaction and became a fully owned subsidiary of Natura &Co Holding. In connection with the consummation of the Transaction, the Company notified the NYSE that trading of their stock should be suspended, the Company's common stock was subsequently delisted and deregistered. The Company files these financial statements with the SEC, as a voluntary filer, to comply with the terms of certain debt instruments. For additional information, see Note 21, Agreement and Plan of Mergers with Natura Cosméticos S.A.,.
The Company has updated its reportable segments to align with how the business is operated and managed since the merger with Natura &Co Holding. We have identified two reportable segments based on geographic operations: Avon International and Avon Latin America. In prior periods, the Company reported four segments: Europe, Middle East and Africa, Asia Pacific, South Latin America and North Latin America. Previously reported segment information has been recast throughout the consolidated financial statements, as applicable, for all periods presented to reflect the changes in the Company’s reportable segments. Refer to Note 14, Segment Information for more information.
In December 2019, the Company declared a dividend of $0.016 per share equating to $9, this dividend was subsequently paid in January 2020 by the Company.
Principles of Consolidation
The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.
Basis of Presentation and Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to stand-alone selling prices ("SSP") of promised goods or services delivered under sales incentives, allowances for sales returns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, the determination of discount rates and other actuarial assumptions for pension and postretirement benefit expenses, restructuring expense, income taxes and

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax valuation allowances, share-based compensation, loss contingencies and the evaluation of goodwill, property, plant and equipment and capitalized software for potential impairment.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the Consolidated Balance Sheets. As of December 31, 2020 and December 31, 2019, the Company had tooling, net of amortization of $7.4 and $12.9, respectively. The tooling balance as of December 31, 2019, representing cost of $94.4 and accumulated depreciation of $81.5, previously included in other long-term assets has been reclassified to property, plant and equipment to conform to the current year presentation.
During the third quarter of 2020, we identified an immaterial classification error in the Consolidated Statement of Cash Flows relating to the year ended December 31, 2019 with respect to cash flows from the settlement of derivative contracts. Our accounting policy is to classify derivative cash flows as operating, investing or financing consistent with the nature of the underlying hedged item. However, we have identified that cash flows relating to derivative contracts that economically hedge foreign exchange gains and losses on intercompany loans have been incorrectly classified as operating activities rather than financing activities. We have corrected this reclassification error through a revision to the Consolidated Statement of Cash Flows for the year ended December 31, 2019 to reclassify cash inflows of $37.4 from the settlement of derivative contracts from operating activities to financing activities.
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
The most significant impact of the COVID-19 pandemic was felt during the second quarter of 2020, as many markets were subject to lockdown restrictions which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. The pandemic primarily resulted in reduced revenue, which in turn impacted profitability and cash generation. The third quarter showed signs of recovery in most markets. The fourth quarter has again been impacted by the new lockdown measures imposed in parts of Europe, although not to the extent felt during the second quarter as we were able to continue normal operations in our manufacturing facilities and distribution centers.
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

•Incentives to remote working;
•Adoption of new safety measures for operational workers, such as the use of masks and procedures to distance people between processes;
•Re-planning of sales cycles, prioritizing personal care items;
•Speeding up the digitization of sales channels;
•We communicated social distancing protocols to our Representatives around the world;
•Change in the minimum order criteria, start kit and deadlines for payment of Representatives - reflecting the Representatives’ needs on a market by market basis; and
•Daily monitoring of suppliers to ensure supply.

As of the date of this report, we are unable to estimate the long-term impact of the economic paralysis arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19.

Going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control, we expect some negative impact on revenue from COVID-19 to continue into 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. See Note 7, Debt and Other Financing, and Note 15, Leases and Commitments, respectively, for information on our debt and contractual financial obligations and commitments, including the loans from Natura &Co and its affiliates maturing within 1 year.
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
As a result of highly inflationary accounting for our Argentinian subsidiary, the most significant impacts in our Consolidated Income Statements are in cost of sales, primarily due to inventory being accounted for at its historical dollar cost, and in other (expense) income, net, primarily associated with the net monetary position of Argentina. However, these impacts are not considered material to our Consolidated Income Statements.
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
Our business is conducted primarily in one channel, direct selling. Our reportable segments are based on geographic operations in two regions: Avon International and Avon Latin America. We primarily sell our products to the ultimate consumer through the direct selling channel principally through Representatives, who are independent contractors and not our employees.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Brochure costs and associated fees that are presented as inventory were $7.6 at December 31, 2020 and $8.9 at December 31, 2019. Brochure costs and associated fees that are presented as prepaid expenses and other were $6.7 at December 31, 2020 and $4.8 at December 31, 2019.
Brochure costs expensed to COGS and SG&A in 2020 amounted to $75.8 and $77.1, respectively. In 2019 brochure costs expensed to COGS and SG&A were $101.1 and $93.9, respectively. In 2018 brochure costs expensed to COGS and SG&A were of $113.5 and $106.2, respectively.
The fees charged to Representatives for brochures sold recorded in Other revenue in 2020 and 2019 amounted to $66.8 and $96.9, respectively. In 2018, the fees charged to Representatives were recorded as a reduction to SG&A expenses and amounted to $117.0.
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
Certain systems development costs related to the purchase, development and installation of computer software, and implementation costs incurred in a hosting arrangement that is a service contract, are capitalized and amortized over the estimated useful life of the related project. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. The other assets balance included unamortized capitalized software costs of $76.0 at December 31, 2020 and $83.1 at December 31, 2019. The amortization expense associated with capitalized software was $24.5, $24.7 and $26.5 for the years ended December 31, 2020, 2019 and 2018, respectively.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill
Goodwill is not amortized and is assessed for impairment annually during the fourth quarter or on the occurrence of an event that indicates impairment may have occurred, at the reporting unit level. A reporting unit is the operating segment, or a component, which is one level below that operating segment. Components are aggregated as a single reporting unit if they have similar economic characteristics. When testing goodwill for impairment, we perform either a qualitative or quantitative assessment for each of our reporting units. Factors considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors and overall financial performance specific to the reporting unit. If the qualitative analysis results in a more likely than not probability of impairment, the quantitative test, as described below, is required.
We perform the quantitative test to evaluate goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, that difference represents an impairment; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
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
We classify derivative cash flows as operating, investing or financing consistent with the nature of the underlying hedged item.
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
In accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), we are choosing to treat the U.S. income tax consequences of Global Intangible Low-Taxed Income ("GILTI") as a period cost. As a result, as of December 31, 2020, no deferred income taxes have been provided.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $373.1 in 2020, $432.1 in 2019 and $503.5 in 2018.
Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $59.9 in 2020, $72.9 in 2019 and $127.6 in 2018.
Research and Development
Research and development costs are expensed as incurred and amounted to $36.5 in 2020, $40.6 in 2019 and $48.0 in 2018. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
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
Subsequent to the Transaction with Natura &Co, our employees are considered employees of the parent company for purposes of applying ASC 718 Compensation—Stock Compensation. Share-based payments made by Natura &Co to our employees are recognized in the financial statements based on their fair value at the date of grant.
Restructuring Expense
We record the estimated expense for our restructuring initiatives, such as our Transformation Plan, Open Up & Grow and Avon Integration, when such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, inventory write-offs, impairment or accelerated depreciation of property, plant and equipment and capitalized software, and any other qualifying exit costs. Such costs represent our best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine whether an adjustment is required.
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
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Early adoption is permitted. The amendments in this Update are effective for fiscal years ending after December 15, 2020, therefore we adopted this standard effective December 31, 2020. The adoption did not have a material impact on our Consolidated Financial Statements.
ASU 2017-04, Intangibles - Goodwill and other (Topic 350)
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04 Intangibles - Goodwill and other, which simplifies the test for goodwill impairment. This Update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of the assets acquired and liabilities assumed in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The guidance requires prospective adoption. We adopted the guidance for the goodwill impairment test that we conducted during 2020, and adoption of the guidance did not have a significant impact on our financial statements.
Accounting Standards to be Implemented
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes, which is intended to simplify the accounting standard and improve the usefulness of information provided in the financial statements. We intend to implement this new accounting guidance effective January 1, 2021. We have assessed the impact of adopting this standard and do not expect the impact on our financial statements to be material.
NOTE 3. Discontinued Operations and Assets and Liabilities Held for Sale
Discontinued Operations
On December 17, 2015, the Company entered into definitive agreements with affiliates controlled by Cerberus. The agreements resulted in the separation of the Company's North America business, which represented the Company's operations in the United States, Canada and Puerto Rico, from the Company into The Avon Company, formerly New Avon, ("New Avon") a privately-held company majority-owned and managed by Cerberus NA Investor LLC (an affiliate of Cerberus). The Company retained an investment of 19.9% ownership interest in New Avon. These transactions closed on March 1, 2016; from that date, resolution of contingent liabilities relating to Avon's ownership and operation of the North America business prior to its separation from the Company into New Avon have been treated as discontinued operations. In April 2019, we signed an agreement with LG Household & Health Care Ltd. to sell our 19.9% ownership interest in New Avon, which was completed during August 2019. Refer to the Divestitures section below for information relating to the sale of New Avon.
The Company incurred costs during the years ended December 31, 2020 and 2019 following the resolution of certain contingent liabilities related to its ownership and operation of the North America business prior to its separation into New Avon.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Selling, general and administrative expenses	$(27.9)	$(36.6)
Operating loss	$(27.9)	$(36.6)
Loss from discontinued operations, net of tax	$(27.9)	$(36.6)

There were no amounts recorded in discontinued operations for the year ended December 31, 2018.

Assets and Liabilities Held for Sale
The major classes of assets and liabilities comprising held for sale assets and held for sale liabilities on the Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019 are shown in the following table.

	Year ended December 31,
	2020	2019
Current held for sale assets
Inventories	$2.6	$—
Property, Plant & Equipment (net)	9.2	22.6
Cash and cash equivalents	.7	—
Other assets	1.4	—
	$13.9	$22.6

Current held for sale liabilities
Accounts payable	$.5	$—
Other liabilities	1.8	—
	$2.3	$—
At December 31, 2019, in line with the Open Up Avon strategy to increase utilization and seeking a better fit for purpose asset base, the Company classified five properties which met the held for sale criteria under ASC 360 as "held for sale". During 2020, we sold two properties and decided not to proceed with the sale of one property in Avon International segment with a carrying value of $4.6. At the time of reclassification, we recorded a true up on depreciation resulting in an immaterial impact on our Consolidated Statements of Operations. In addition, during 2020 the Company decided to proceed with the sale of one additional business in the Avon International segment and as a result, we reclassified balances within assets and liabilities to held for sale and depreciation was ceased.
At December 31, 2020, assets held for sale include one property and one business in Avon International segment and one property in the Avon Latin America Segment.
Divestitures
Avon Shanghai
In August 2020, we signed an agreement to sell Avon Management Shanghai ("Avon Shanghai") to an affiliate of Natura &Co for a selling price of $2.9. In August 2020, we completed the sale of the entity and received proceeds of $2.9. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows as the sale was to an affiliate under common control by Natura &Co. The gain on sale of $1.4 was recorded directly to Retained earnings.
Hungary Distribution Center in Gödöllő
In April 2020, we signed an agreement to sell the Hungary Distribution Center in Gödöllő for a selling price of $3.4 and received a deposit of $.3. In June 2020, we completed the sale of the asset and the remaining proceeds of $3.1 were received. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the second quarter of 2020, we recorded a gain of $.1 before and after tax, which is reported separately in the Consolidated Statements of Operations. The gain represents the difference between the proceeds and the carrying value of the Hungary Distribution Center on the date of sale.
China Wellness Plant
In March 2020, we signed an agreement to sell the China Wellness Plant for a total selling price of $6.6 before expenses. In the six-month period ended June 30, 2020, we received a cash deposit for the selling price of $6.6, which included $3.3 of restricted cash held in escrow.
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
Malaysia Maximin
On May 9, 2019, we completed the sale of all of our equity interests in Maximin Corporation Sdn Bhd ("Malaysia Maximin") for a total selling price of $7.8. The cash proceeds of $7.6, net of expenses, are presented within investing activities in the Consolidated Statement of Cash Flows.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Related Party Transactions
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

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Statement of Operations Data
Revenue from sale of product to New Avon(1)	$—	$12.0
Gross profit from sale of product to New Avon(1)	$—	$.2

Cost of sales for purchases from New Avon(2)	$—	$2.1

Revenue from affiliates of Natura &Co(6)	$6.7	$—
Gross profit from affiliates of Natura &Co(6)	$.8	$—

Selling, general and administrative expenses related to New Avon:
Transition services, intellectual property, research and development and subleases(3)	$—	$(.5)
Project management team(3)	$—	$4.0
Interest income from Instituto Avon(4)	$.1	$.2
Interest expense on Loan from affiliates of Natura &Co(5)	$7.5	$—

	December 31, 2020	December 31, 2019
Balance Sheet Data
Receivables due from Instituto Avon(4)	$.8	$2.1
Receivables due from affiliates of Natura &Co(6)	$6.1	$—
Payables due to an affiliate of Cerberus(3)	$—	$2.1
Loan from affiliates of Natura &Co(5)	$1,008.6	$—

(1) The Company supplies product to New Avon as part of a manufacturing and supply agreement. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd.; from this point New Avon is no longer a related party. Transactions entered into with New Avon for the period it was a related party in 2019 and the twelve month period ended December 31, 2019 have been disclosed above.
(2) New Avon supplies products to the Company as part of the same manufacturing and supply agreement discussed in footnote (1) above. The Company purchased $1.6 from New Avon associated with this agreement during the years ended December 31, 2019, and recorded $2.1 associated with these purchases within cost of sales during the year ended December 31, 2019. On August 14, 2019, the Company sold its investment in New Avon to LG Household & Health Care Ltd; from this point New Avon is no longer a related party. Transactions entered into with New Avon for the period it was a related party have been disclosed above.
(3) The Company also entered into agreements with an affiliate of Cerberus, which provided for the secondment of Cerberus affiliate personnel to the Company's project management team responsible for assisting with the execution of the implementation of the Company’s strategic initiatives. Furthermore, upon consummation of the Transaction with Natura &Co Holding in January 2020, Cerberus ceased being a related party. The Company recorded $4.0 in SG&A expenses associated with these agreements during the year ended December 31, 2019. Payables due to an affiliate of Cerberus related to the agreement for the project management team, classified within other accrued liabilities in our Consolidated Balance Sheets.
(4) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, R$12 million (Brazilian real) for an unsecured 5-year term at a fixed interest rate

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(5) Loans from affiliates of Natura &Co Holding at December 31, 2020 of $1,008.6 include $965 outstanding under a Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding S.A.. Loans from affiliates of Natura &Co Holding at December 31, 2020 also include $41.6 outstanding under the Revolving Credit Facility between Avon Luxembourg Holdings S.à r.l and Natura &Co International S.à r.l.. See Note 7, Debt and Other Financing, for further information relating to these loans.
(6) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $6.7 associated with these agreements during the year ended December 31, 2020. The Company recorded gross profit from related party of $.8 associated with these agreements during the year ended December 31, 2020. The receivables from Natura &Co Holding relate to these manufacturing agreements.

NOTE 5. Revenue

Disaggregation of revenue
We adopted ASC 606, Revenue from Contracts with Customers, with a date of the initial application of January 1, 2018, as a cumulative-effect adjustment to retained earnings.
In the following tables, revenue is disaggregated by product or service type. All revenue is recognized at a point in time, when control of a product is transferred to a customer:

	Twelve Months Ended December 31, 2020
	Reportable segments
	Avon International	Avon LATAM	Total reportable segments	Affiliates of Natura	Total
Beauty:
Skincare	$594.7	$515.9	$1,110.6	$—	$1,110.6
Fragrance	516.0	456.4	972.4	—	972.4
Color	265.8	197.5	463.3	—	463.3
Total Beauty	1,376.5	1,169.8	2,546.3	—	2,546.3
Fashion & Home:
Fashion	267.4	192.5	459.9	—	459.9
Home	55.6	369.4	425.0	—	425.0
Total Fashion & Home	323.0	561.9	884.9	—	884.9
Net sales	1,699.5	1,731.7	3,431.2	—	3,431.2
Representative fees	66.7	108.4	175.1	—	175.1
Other	6.4	5.8	12.2	6.7	18.9
Other revenue	73.1	114.2	187.3	6.7	194.0
Total revenue	$1,772.6	$1,845.9	$3,618.5	$6.7	$3,625.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Twelve Months Ended December 31, 2019
	Reportable segments
	Avon International	Avon LATAM	Total
Beauty:
Skincare	$671.5	$699.9	$1,371.4
Fragrance	639.9	604.7	1,244.6
Color	381.6	340.0	721.6
Total Beauty	1,693.0	1,644.6	3,337.6
Fashion & Home:
Fashion	383.8	235.0	618.8
Home	61.7	408.3	470.0
Total Fashion & Home	445.5	643.3	1,088.8
Brazil IPI tax release*	—	67.7	67.7
Net sales	2,138.5	2,355.6	4,494.1
Representative fees	91.5	152.7	244.2
Other	4.3	20.6	24.9
Other revenue	95.8	173.3	269.1
Total revenue	$2,234.3	$2,528.9	$4,763.2

	Twelve Months Ended December 31, 2018
	Reportable segments
	Avon International	Avon LATAM	Total reportable segments	Other operating segments and business activities	Total
Beauty:
Skincare	$743.5	$731.2	$1,474.7	$6.4	$1,474.7
Fragrance	726.1	702.0	1,428.1	2.9	1,428.1
Color	452.8	392.5	845.3	4.8	845.3
Total Beauty	1,922.4	1,825.7	3,748.1	14.1	3,762.2
Fashion & Home:
Fashion	465.8	285.0	750.8	3.0	750.8
Home	73.7	487.6	561.3	2.0	561.3
Total Fashion & Home	539.5	772.6	1,312.1	5.0	1,317.1
Brazil IPI tax release**	—	168.4	168.4	—	168.4
Net sales	2,461.9	2,766.7	5,228.6	19.1	5,247.7
Representative fees	101.8	179.6	281.4	—	281.4
Other	4.8	30.5	35.3	6.9	42.2
Other revenue	106.6	210.1	316.7	6.9	323.6
Total revenue	$2,568.5	$2,976.8	$5,545.3	$26.0	$5,571.3

* 2019 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $68, in our Consolidated Income Statements. See Note 20 Supplemental Balance Sheet Information.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

**2018 includes the impact of the Brazil IPI, which was recorded in product sales of approximately $168, in our Consolidated Income Statements. See Note 18, Contingencies, to the Consolidated Financial Statements contained herein for further information.
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
Generally, we record accounts receivable when we invoice a Representative. In addition, we record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and, as applicable, current conditions and reasonable and supportable forecasts that affect collectibility, including seasonality and changing trends and the impact of COVID-19. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any ultimate consumer of our products beyond the Representative. We have no legal recourse against the ultimate consumer for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
The following table provides information about receivables and contract liabilities from contracts with customers at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Accounts receivable, net of allowances of $51.1 and $66.6	$259.1	$280.2
Contract liabilities	$52.1	$51.0
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the twelve months ended December 31, 2020, we recognized $40.6 of revenue related to the contract liability balance at December 31, 2019, as the result of performance obligations satisfied. In addition, we deferred an additional $41.7 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at December 31, 2020 as compared with December 31, 2019.
NOTE 6. Inventories
Inventories at December 31 consisted of the following:

	2020	2019
Raw materials	$131.3	$130.6
Finished goods	327.8	321.7
Total	$459.1	$452.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2020	2019
Debt maturing within one year:
Short term debt	$28.0	$1.8
Short term related party loans	1,008.6	—
Total	$1,036.6	$1.8
Long-term debt:
Finance lease liabilities	1.5	1.4
6.50% Senior Secured Notes, due August 2022	—	392.6
7.875% Senior Secured Notes, due August 2022	—	495.8
5.00% Notes, due March 2023	460.1	459.3
6.95% Notes, due March 2043	213.8	241.3
Total	675.4	1,590.4
The carrying value of long-term debt is presented net of debt issuance costs and includes any related discount or premium, as applicable.
Unsecured Notes
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
The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the credit ratings assigned to the 2013 Notes with S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase or decrease by .25% for each one-notch movement below investment grade on each of the credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes.
In August 2016, we completed cash tender offers which resulted in a reduction of principal of $68.1 of our 6.50% Notes and $50.1 of our 4.60% Notes.
In the fourth quarter of 2016, we repurchased $44.0 of our 6.50% Notes, $40.0 of our 4.60% Notes, $11.1 of our 5.00% Notes and $6.2 of our 6.95% Notes.
In June 2018, we prepaid the remaining principal amount of our 6.50% Notes. The prepayment price was equal to the remaining principal amount of $237.8, plus a make-whole premium of $6.2 and accrued interest of $4.6. In connection with the prepayment, we incurred a loss on extinguishment of debt of $2.9 before tax in the second quarter of 2018 consisting of the $6.2 make-whole premium, and the write-off of $.3 of debt issuance costs and discounts related to the initial issuances of the notes that were prepaid, partially offset by a write off of a deferred gain of $3.6 associated with the March 2012 interest-rate swap agreement termination.
In the fourth quarter of 2018, we repurchased $23.0 of our 4.60% Notes and $27.0 of our 5.00% Notes. The aggregate repurchase price was equal to the principal amount of the notes, less a discount received of $2.4 and accrued interest of $.7. In connection with these repurchases of debt, we incurred a gain on extinguishment of debt of $2.1 before tax in the fourth quarter of 2018 consisting of the $2.4 discount received for the repurchases, partially offset by $.3 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.
In July 2019, we repurchased $274.8 of our 4.60% Notes by way of a tender offer. The aggregate repurchase price was equal to the principal amount of $274.8 less a discount received of $.6, plus an early tender premium of $8.2 and accrued interest of $5.4. In December 2019, we prepaid the remaining principal amount of our 4.6% Notes. The prepayment price was equal to the remaining principal amount of $112.2, plus a make-whole premium of $1.4 and accrued interest of $1.7. In connection with these repurchases of debt, we incurred a loss on extinguishment of debt of $8.1 before tax in the third quarter and $1.5 before tax in the fourth quarter of 2019.
In September 2020, we repurchased $27.8 of our 6.95% Notes due March 15, 2043. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of $3.8 and accrued interest of $1.2. In connection with the repurchase, we

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
incurred a loss on extinguishment of debt of $4.1 before tax in the third quarter of 2020 consisting of the $3.8 premium paid for the repurchases, and $.3 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.
At December 31, 2020 and 2019, the carrying values of our unsecured notes were comprised of the following:

	2020				2019
	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total
5.00% Notes, due March 2023	461.9	(1.0)	(.8)	460.1	461.9	(1.5)	(1.1)	459.3
6.95% Notes, due March 2043	216.1	(.5)	(1.8)	213.8	243.9	(.5)	(2.1)	241.3
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

At December 31, 2020 and 2019, we had recorded accrued interest on our unsecured notes of $15.2 and $15.9, respectively, which is classified within other accrued liabilities in our Consolidated Balance Sheets.
Senior Secured Notes
In August 2016, Avon International Operations, Inc. ("AIO"), a wholly-owned subsidiary of the Company, issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $500.0 in aggregate principal amount of 7.875% Senior Secured Notes, with a maturity date of August 15, 2022 (the "2016 Notes").
In July 2019, Avon International Capital, p.l.c. ("AIC"), a wholly-owned subsidiary of the Company, issued, in a private placement exempt from registration under the Securities Act of 1933, as amended, $400.0 in aggregate principal amount of 6.5% Senior Secured Notes, with a maturity date August 15, 2022 (the "2019 Notes").
In November 2020, in connection with the Natura & Co Promissory Note, we redeemed the outstanding principal amount of our 2016 Notes due August 15, 2022 and the outstanding principal amount of our 2019 Notes due August 15, 2022. With respect to the 2016 Notes, the aggregate redemption amount paid was equal to the outstanding principal amount of $500, plus a premium of $9.8 and accrued interest of $8.4. With respect to the 2019 Notes, the aggregate redemption amount paid was equal to the outstanding principal amount of $400, plus a premium of $7.9 and accrued interest of $5.6.
In connection with the redemption, we incurred a loss on extinguishment of debt of $25.6 before tax in the fourth quarter of 2020 consisting of the $17.7 premiums, and the write-off of $7.9 of debt issuance costs related to the initial issuances of the notes that were redeemed.
Certain hedging and cash management obligations of the Company and certain subsidiaries are secured by first priority security interests in substantially all of its assets, subject to certain exceptions.
At December 31, 2020 and 2019, the carrying values of our senior secured notes were comprised of the following:

	2020				2019
	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total
6.50% Senior Secured Notes, due August 2022 (2019 Notes)	—	—	—	—	400.0	(7.4)	—	392.6
7.875% Senior Secured Notes, due August 2022 (2016 Notes)	—	—	—	—	500.0	(4.2)	—	495.8

At December 31, 2019, we had recorded accrued interest on our senior secured notes of $24.7, which is classified within other accrued liabilities in our Consolidated Balance Sheets.

Maturities of Long-Term Debt
Annual maturities of long-term debt, which includes our notes and capital leases outstanding at December 31, 2020, are as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2021	2022	2023	2024	2025	2026 and Beyond	Total
Maturities	$—	$.9	$462.3	$.1	$—	$216.2	$679.5
Other Financing
Related Party loans
In November 2020, AIO entered into a Promissory Note with a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $960. The Promissory Note bears interest at a rate per annum of 3.13% and matures on November 2, 2021 (“the Natura &Co Loan”). As at December 31, 2020, $965.0 including accrued interest of $5.0 was outstanding under the Promissory Note.
In May 2020, the Company’s subsidiary, Avon Luxembourg Holdings S.à r.l entered into a Revolving Credit Facility Agreement with a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $100 which may be used for working capital and other general corporate purposes (the "Facility"). Any borrowings under the Facility will bear interest at a rate per annum of LIBOR plus 7.7% and the Facility matures on May 31, 2022. During 2020, we drew down $59.7 and repaid $19.8 including interest. As at December 31, 2020, $41.6, including accrued interest of $1.6, was outstanding under the Facility. See Note 22, Subsequent Events, for information relating to a modification and an additional draw down subsequent to December 31, 2020.
Other short-term financing
At December 31, 2020, we utilized approximately $28 of short-term financing from third-party banks across multiple markets.
Revolving Credit Facility
In June 2015, AIO, a wholly-owned subsidiary of the Company, entered into a five-year $400.0 senior secured revolving credit facility (the "2015 facility").
In February 2019, AIC, a wholly-owned subsidiary of the Company, entered into a three-year €200.0 senior secured revolving credit facility (the "2019 facility"). The 2019 facility replaced the 2015 facility and the 2015 facility was terminated at such time.
In the first quarter of 2019, $2.0 was recorded for the write-off of unamortized issuance costs related to the 2015 revolving credit facility. In the first quarter of 2019, the Company capitalized $11.0 of issue costs relating to the new revolving credit facility; the cash outflow is presented in other financing activities within the Consolidated Statement of Cash Flows.
As of December 31, 2019, there were no amounts outstanding under the 2019 facility and on January 3, 2020, the facility was automatically cancelled upon change of control, and as a result $7.8 was of unamortized issuance costs were written off, see Note 21, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.
Letters of Credit
At December 31, 2020 and December 31, 2019, we also had letters of credit outstanding totaling $16.9 and $22.2, respectively. The balances at December 31, 2020 and December 31, 2019 primarily relate to a letter of credit issued to a lessor of certain equipment, a lease which was transferred to New Avon in connection with the separation of the Company's North America business. The balances at December 31, 2020 and December 31, 2019 also include letters of credit which guarantee various insurance activities.
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Stable Outlook with Ba3 for corporate family debt; S&P ratings of Stable Outlook with BB- for corporate family debt and senior unsecured debt; and Fitch rating of Stable Outlook with BB for corporate family and unsecured debt.
Our credit ratings remain below investment grade which may impact our ability to access financing transactions on favorable terms.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI during 2020 and 2019:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2019	$(942.7)	$(.6)	$(4.3)	$(92.4)	$(1,040.0)
Other comprehensive (loss) other than reclassifications	(95.5)	—	—	(7.1)	(102.6)
Reclassifications into earnings:
Derivative loss on cash flow hedges, net of tax of $0	—	.6	—	—	.6
Amortization of net actuarial loss and prior service cost, net of tax of $.8(1)	—	—	—	8.2	8.2
Total reclassifications into earnings	—	.6	—	8.2	8.8
Balance at December 31, 2020	$(1,038.2)	$—	$(4.3)	$(91.3)	$(1,133.8)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Investment in New Avon	Total
Balance at December 31, 2018	$(936.2)	$.5	$(4.3)	$(93.8)	$3.4	$(1,030.4)
Other comprehensive (loss) income other than reclassifications	(6.5)	(2.4)	—	(8.0)	—	(16.9)
Reclassifications into earnings:
Derivative gains on cash flow hedges, net of tax of $0	—	1.3	—	—	—	1.3
Amortization of net actuarial loss and prior service cost, net of tax of $.4(1)	—	—	—	9.4	—	9.4
Sale of New Avon	—		—	—	(3.4)	(3.4)
Total reclassifications into earnings	—	1.3	—	9.4	(3.4)	7.3
Balance at December 31, 2019	$(942.7)	$(.6)	$(4.3)	$(92.4)	$—	$(1,040.0)
(1) Gross amount reclassified to other expense, net, and related taxes reclassified to income taxes.
A foreign exchange net gain of $8.8 for 2020, a net gain of $.8 for 2019, and a net loss of $6.9 for 2018, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in changes in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).
NOTE 9. Income Taxes
Income from continuing operations, before taxes for the years ended December 31 was as follows:

	2020	2019	2018
United States	$(89.6)	$(108.3)	$39.3
Foreign	(214.0)	246.7	68.8
Total	$(303.6)	$138.4	$108.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes for the years ended December 31 was as follows:

	2020	2019	2018
Federal:
Current	$(9.5)	$(9.0)	$(6.1)
Deferred	8.9	8.5	3.7
Total Federal	(.6)	(.5)	(2.4)
Foreign:
Current	31.4	79.0	182.3
Deferred	2.6	28.9	(53.0)
Total Foreign	34.0	107.9	129.3
State and Local:
Current	.6	(4.3)	3.0
Deferred	—	—	—
Total State and other	.6	(4.3)	3.0
Total	$34.0	$103.1	$129.9
The continuing operations effective tax rate for the years ended December 31 was as follows:

	2020	2019	2018
Statutory federal rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	(.2)	(2.7)	2.2
Tax on foreign income	(1.8)	62.1	(16.2)
Tax on uncertain tax positions - Brazil	(2.8)	8.1	67.4
Tax on uncertain tax positions - Rest of World	3.9	8.5	8.5
Reorganizations	(10.0)	185.6	(91.3)
Net change in valuation allowances	(21.4)	(208.0)	128.3
Research credits	.4	(.9)	(1.3)
Other	(.3)	.8	1.6
Effective tax rate	(11.2)%	74.5%	120.2%

In 2020, the Company’s effective tax rate continues to be impacted by the country mix of earnings. The country mix includes losses in certain jurisdictions that cannot be benefited and income tax expense in certain jurisdictions where taxable income is generated. In 2020, the Company adjusted its reserves for uncertain tax positions associated with current year activity and events, primarily due to the expiration of statutes of limitation. Included in Tax on Foreign Income is the effect of tax rate changes including the increase in the United Kingdom tax rate from 17% to 19% which resulted in a deferred tax benefit of $21.0. Included in the Re-organizations line is the effect of a true-up for a change in estimate of $30.5 regarding the amount of net operating losses generated as part of the 2018 restructuring transactions.
In 2020, the Net Change in Valuation Allowances line in the rate reconciliation above includes $65.1 of net benefits that could not be recognized. The $65.1 of benefits which were not recognized consisted of the following key items: 1) $69.9 of increased Valuation Allowances due to additional Deferred Tax Assets generated during 2020 which cannot be benefitted; 2) $21.0 of increased Valuation Allowances on Deferred Tax Assets due to a tax rate change offsetting equivalent and associated accruals of deferred tax benefits reflected in the “Tax on Foreign Income” line above; 3) $4.7 of increased Valuation Allowances due to changes in judgment regarding the ability to use certain Deferred Tax Assets which existed at the beginning of 2020; and 4) $30.5 decrease which offsets the true-up effect for the change in estimate of the benefit of net operating losses generated as part of the 2018 restructuring transactions.
In 2019, as a result of continued business model changes related to the move of the Company’s headquarters from the US to the UK, the Company recognized one-time tax charges of $256.9 reflected in the "Reorganizations" line above associated primarily with the rationalization and re-alignment of the Company’s legal entity structure which resulted in the use of approximately $256.9 of Foreign Tax Credits, deferred tax assets and other tax attributes.
In 2019, the Net Change in Valuation Allowances line in the rate reconciliation above includes: 1) $232.5 of decreases to the Valuation Allowances primarily associated with the utilization of Foreign Tax Credits and deferred tax assets offsetting the one-

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
time tax charges of $256.9 noted in the "Reorganizations" line above; and 2) $66.5 of decreases due to a tax rate change offsetting equivalent and associated write-offs of deferred tax assets reflected in the “Tax on Foreign Income” line above.
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
Deferred tax assets (liabilities) at December 31 consisted of the following:

	2020	2019
Deferred tax assets:
Tax loss and deduction carryforwards	$1,997.5	$2,111.5
Tax credit carryforwards	119.0	658.3
All other future deductions	435.7	485.5
Valuation allowance	(2,327.6)	(2,960.0)
Total deferred tax assets	224.6	295.3
Deferred tax liabilities	$(90.8)	$(142.2)
Net deferred tax assets	$133.8	$153.1
Excluded from the above table are approximately $635 of worthless deferred tax assets that previously were offset with a full valuation allowance. Approximately $465 of these deferred tax assets cannot be used due to change of control limitation resulting from the merger with Natura. The remaining $170 is primarily associated with U.S. foreign tax credits of $70 and state net operating/capital losses of $100 which the Company has determined that use of such deferred tax assets would be remote.
Deferred tax assets (liabilities) at December 31 were classified as follows:

	2020	2019
Deferred tax assets:
Other assets	$135.8	$161.2
Total deferred tax assets	135.8	161.2
Deferred tax liabilities:
Long-term income taxes	$(2.0)	$(8.1)
Total deferred tax liabilities	(2.0)	(8.1)
Net deferred tax assets	$133.8	$153.1
During 2020, excluding the reductions associated with the worthless deferred tax assets noted above, the Company recorded a net increase in its valuation allowances of $2.6. The $2.6 includes the effect of $65.1 of benefits related to operations and other

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
activity which could not be recognized as noted in the rate reconciliation above offset with the write-off of $81.8 of Valuation Allowance associated with Deferred Tax Assets which can no longer be utilized due to change of control restrictions resulting from the Natura merger and $19.4 of increases primarily driven by currency translation and other miscellaneous effects.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of December 31, 2020, the COVID-19 pandemic is negative evidence the Company must consider. As of December 31, 2020, the increase in negative evidence due to COVID-19, primarily lower revenue and profit performance, resulted in approximately $4.3 of valuation allowances being recorded against deferred tax assets. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
At December 31, 2020, the valuation allowance primarily represents amounts for certain foreign tax loss carryforwards, substantially all U.S. deferred tax assets and certain other foreign deferred tax assets. The recognition of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. Tax planning strategies were also considered and evaluated as support for the realization of deferred tax assets. Where these sources of income existed along with sufficient positive evidence that indicated it was more likely than not that such sources of income could be relied upon, then the deferred tax assets were not reduced by a valuation allowance.
At December 31, 2020, we had recognized deferred tax assets of $119.0 relating to tax credit carryforwards (U.S. foreign tax credits, research and experimentation credits and other tax credits) for which a valuation allowance of $118.6 has been provided. The tax credit carryforwards consist of U.S. foreign tax credits of $87.6 which are subject to expiration between 2022 and 2027; U.S. research and experimentation credits of $22.4 which are subject to expiration between 2027 and 2040 and other tax credits of $8.5 which are subject to expiration between 2021 and 2032.
At December 31, 2020, we had recognized deferred tax assets of $1,990.0 relating to foreign loss carryforwards for which a valuation allowance of $1,902.8 has been provided and for which $21.9 has also been offset in accordance with ASU2013-11. At December 31, 2020, we had recognized deferred tax assets of $29.5 relating to federal loss carryforwards for which a valuation allowance of $29.5 has been provided
At December 31, 2020 we had foreign tax loss carryforwards of $8,289.7, of which $6,938.7 are not subject to expiration and $1,351.0 are subject to expiration between 2021 and 2050. At December 31, 2020, we had federal tax loss carryforwards of $140.5 which are not subject to expiration.
At December 31, 2020, we are asserting that substantially all of our foreign earnings are indefinitely reinvested. Accordingly, we adjusted our deferred tax liability to reverse the deferred tax liabilities associated with our undistributed earnings of foreign subsidiaries. The net impact on the deferred tax liability associated with the Company’s undistributed earnings is a decrease of $4.6, resulting in a deferred tax liability balance of zero. At December 31, 2020 the company’s undistributed foreign earnings of approximately $1.5 billion and would generate an approximate $6.3 of income tax if repatriated.
Uncertain Tax Positions
At December 31, 2020, we had $372.1 of total gross unrecognized tax benefits of which approximately $106.4 would favorably impact the provision for income taxes, if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance at December 31, 2017	$48.6
Additions based on tax positions related to the current year	43.5
Additions for tax positions of prior years	65.5
Reductions for tax positions of prior years	(3.7)
Reductions due to lapse of statute of limitations	(.9)
Reductions due to settlements with tax authorities	(15.4)
Balance at December 31, 2018	137.6
Additions based on tax positions related to the current year	13.3
Additions for tax positions of prior years	186.6
Reductions for tax positions of prior years	(3.0)
Reductions due to lapse of statute of limitations	(.6)
Reductions due to settlements with tax authorities	(2.2)
Balance at December 31, 2019	331.7
Additions based on tax positions related to the current year	90.6
Additions for tax positions of prior years	.6
Reductions for tax positions of prior years	(34.1)
Reductions due to lapse of statute of limitations	(16.5)
Reductions due to settlements with tax authorities	(.2)
Balance at December 31, 2020	$372.1
We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. We accrued interest and penalties, net of taxes of $1.0, for year ended December 31, 2020, and reversed previously recorded expenses for interest and penalties, net of tax of $1.0 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2020 and 2019 we had $6.8 and $6.3, respectively, recorded for interest and penalties, net of tax benefit. The unrecognized tax benefits, including interest and penalties, were classified within long-term income taxes in our Consolidated Balance Sheets.
We file income tax returns in the U.S. and foreign jurisdictions. As of December 31, 2020, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2015-2020
Mexico	2016-2020
Philippines	2017-2020
Poland	2014-2020
Russia	2018-2020
United Kingdom	2019-2020
United States (Federal)	2017-2020
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
We do not enter into derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives. The master agreements governing our derivative contracts generally contain standard provisions that could trigger early termination of the contracts in certain circumstances.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at December 31, 2020:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$2.8	Accounts payable	$6.0
Total derivatives		$2.8		$6.0

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

Interest Rate Risk
At December 31, 2020 and 2019, we do not have any interest-rate swap agreements. Approximately 4% and 0% of our debt portfolio at December 31, 2020 and 2019, respectively, was exposed to floating interest rates, which relates to our short term debt portfolio.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2020, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $160 for various currencies, none of which were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the years ended December 31, 2020 and 2019, we recorded a loss of $5.7 and a gain of $42.1, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
During the first quarter of 2019, we discontinued our program to hedge foreign exchange risk relating to forecasted operational transactions. The last of our designated cash flow hedges expired during the first quarter of 2020. Our designated hedges did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2020.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would have resulted in a write-off of $2.8 at December 31, 2020. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$4.2	$—	$4.2
Foreign exchange forward contracts	$—	$2.8	$2.8
Total	$4.2	$2.8	$7.0
Liabilities:
Foreign exchange forward contracts	$—	$6.0	$6.0
Total	$—	$6.0	$6.0

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$4.3	$—	$4.3
Foreign exchange forward contracts	$—	$5.6	$5.6
Total	$4.3	$5.6	$9.9
Liabilities:
Foreign exchange forward contracts	$—	$3.8	$3.8
Total	$—	$3.8	$3.8

Other than our defined benefit pension and postretirement plan assets, the assets and liabilities measured at fair value on a recurring basis are comprised of foreign exchange forward contracts (see Note 10, Financial Instruments and Risk Management) and available-for-sale securities, which were immaterial at December 31, 2020 and 2019. See Note 13, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 13, Employee Benefit Plans).
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at December 31 consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$4.2	$4.2	$4.3	$4.3
Debt maturing within one year	(28.0)	(28.0)	(1.8)	(1.8)
Short term related party loans	(1,008.6)	(1,008.6)	—	—
Long-term debt(1)	(675.4)	(782.4)	(1,590.4)	(1,748.1)
Foreign exchange forward contracts	(3.2)	(3.2)	1.8	1.8
(1) The carrying value of long-term debt is presented net of debt issuance costs and includes any related discount or premium, as applicable.
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
We issued stock options and restricted stock under the 2016 Plan (including under the Amended and Restated 2016 Plan), and restricted stock units and performance restricted stock units under the 2013 Plan and the 2016 Plan (including under the Amended and Restated 2016 Plan). We also have outstanding stock options under our prior shareholder-approved plans. Stock option awards were granted with an exercise price generally at a premium to the closing market price of our stock at the date of grant. Stock options generally vest in thirds over the three-year period following each option grant date and have ten-year contractual terms. Restricted stock units granted to Associates generally vest and settle after three years. Restricted stock units awarded to non-management directors vest in approximately one year and settle upon a director's departure from the Board of Directors. Performance restricted stock units generally vest after three years only upon the satisfaction of certain market or performance conditions.
On January 3, 2020, upon the completion of the Transaction with Natura &Co, our share-based compensation awards were either cancelled in exchange for the right to receive an amount in cash or converted into an award denominated in Natura &Co shares. Subsequent to the Transaction, the 2013 Plan and the 2016 Plan (including under the Amended and Restated 2016 Plan) were replaced by the Natura &Co Stock-Based Compensation Plan.
Under the Natura &Co Stock-Based Compensation Plan, Natura has issued nominal cost options and performance share units ("performance shares" or "PSUs"). Nominal cost options were granted in exchange for Avon restricted stock units and performance restricted stock units and vest as a single tranche in line with the vesting date of the original Avon awards. Nominal cost options will automatically exercise on vest date. Performance share units generally vest after three years only upon the satisfaction of certain market and/or performance conditions.
For the years ended December 31:

	2020	2019	2018
Compensation cost for stock-based compensation	$24.9	$15.6	$13.8
Total income tax benefit recognized for share-based arrangements	1.9	1.3	2.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All of the compensation cost for share based compensation for 2020, 2019 and 2018 was recorded in SG&A expenses in our Consolidated Statements of Operations.
Stock Options
During 2019 and 2018, we granted premium-priced stock options, in which the exercise price was equal to a 25% premium and 25% premium, respectively, from the closing market price of our stock price at the date of grant. The premium-priced stock options vest on a three-year graded vesting schedule. The fair value of each premium-priced stock option is estimated on the date of grant using a Monte-Carlo simulation. When estimating the fair value of each option, we used the following weighted-average assumptions for options granted during the years ended December 31, 2019 and 2018:

	2019	2018
Risk-free rate(1)	2.4%	2.7%
Expected term(2)	7 years	7 years
Expected Avon volatility(3)	45%	42%
Expected dividends	—%	—%
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
The weighted-average grant-date fair value per share of options granted were $1.13 and $1.04 during 2019 and 2018, respectively.
On January 3, 2020, upon the completion of the Transaction with Natura &Co, each outstanding stock option, whether or not then vested or exercisable, was automatically canceled in exchange for the right to receive an amount in cash, without interest, equal to the number of Avon Common Shares underlying such stock option immediately prior to the effective time of the Transaction multiplied by the excess, if any, of the per share cash-out price over the exercise price per share. The “per share cash out price” was the closing price of an Avon Common Share on the NYSE on the closing date of the Transaction. No amount was payable upon cancellation of stock option with an exercise price per share that is greater than the per share cash-out price.

In accordance with ASC 718, Stock-based compensation, we have accounted for the cash settlement as a repurchase of an equity instrument concurrent with the acceleration of vesting of the award. Options that were cancelled without compensation were treated as a repurchase of equity for no consideration. The cash settlement value of $20.5 was recognized through equity and $3.5 of unrecognized compensation expense of the unvested options was accelerated and recorded in SG&A expenses in our Consolidated Statements of Operations.

A summary of stock options as of December 31, 2020, and changes during 2020, is as follows:

	Shares (in 000’s)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	14,878	$7.91
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	14,878	7.91
Outstanding at December 31, 2020	—	$—		$—
Exercisable at December 31, 2020	—	$—		$—
We recognized expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates. At December 31, 2020, there were no outstanding stock options as they were cancelled as per above.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units and Performance Restricted Stock Units
During 2019 and 2018, we granted performance restricted stock units that would vest and settle after three years based on the relative total shareholder return of our common stock against companies included in the S&P 400 index as of the date of grant over a three year performance period ("2019 PRSUs" and "2018 PRSUs", respectively). The grant date fair value per share of these awards already reflects the estimated probability of achieving the market condition, and therefore we record the expense ratably over the performance period.
The fair value of the PRSUs was estimated on the date of grant using a Monte-Carlo simulation that estimates the fair value based on the Company's share price activity, expected term of the award, risk-free interest rate, expected dividends and the expected volatility of the stock of the Company. When estimating the fair value of the PRSUs, we used the following weighted-average assumptions:

	2019 PRSUs	2018 PRSUs
Risk-free rate(1)	2.4%	2.5%
Expected Avon volatility(2)	54.8%	61.4%
Expected average volatility(3)	29.9%	29.5%
Expected dividends	—%	—%
(1)The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the three year performance period, in effect at the time of grant.
(2)Expected Avon volatility was based on the weekly historical volatility of our stock price, over a period similar to the three year performance period of the 2019 PRSUs and 2018 PRSUs.
(3)Expected average volatility was based on the weekly historical volatility of the stock prices of each member of companies included in the S&P 400 index as of the date of the grant, over a period similar to the three year performance period of the 2019 PRSUs and 2018 PRSUs.
The weighted-average grant-date fair value per share of the 2019 PRSUs and 2018 PRSUs was $2.63 and $2.63 respectively.
On January 3, 2020, upon the completion of the Transaction with Natura &Co, each outstanding Restricted Stock Unit ("RSU") was converted into Natura &Co Holding nominal cost options equal to the number of Avon Common Shares subject to each RSU immediately prior to the Transaction multiplied by the Exchange Ratio of 0.30. In addition, each outstanding PRSU was converted into an award denominated in Natura &Co Holding Shares, that is subject only to time-based vesting, equal to the number of Avon Common Shares subject to each PRSU immediately prior to the Transaction, giving effect to market conditions that are deemed to be attained, multiplied by the Exchange Ratios of 0.30. The terms and conditions, including service conditions but excluding market conditions, applicable to each RSU and PRSU will continue in full force and effect with respect to the nominal cost options as described below.
In accordance with ASC 718, Stock-based compensation, we accounted for the modification as a Type I (probable-to-probable) modification and the incremental fair value of approximately $3.4 will be recognized over the remaining service period of the awards.
A summary of restricted stock units at December 31, 2020, and changes during 2020, is as follows:

	Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2020	4,398	$3.11
Granted	—	—
Vested	—	—
Forfeited	—	—
Modified	(4,398)	$(3.11)
December 31, 2020	—	$—
A summary of performance restricted stock units at December 31, 2020, and changes during 2020, is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Performance Restricted Stock Units (in 000’s)	Weighted-Average Grant-Date Fair Value
January 1, 2020(1)	2,982	$1.98
Granted	—	—
Vested	—	—
Forfeited	—	—
Modified	(2,982)	$(1.98)
December 31, 2020	—	$—
(1) Based on initial target payout.
At December 31, 2020, there were no outstanding RSUs and PRUs as they were exchanged for Natura &Co Holdings Nominal Cost Options.
Natura &Co Holdings Nominal cost options

As discussed above, each outstanding Avon RSU and PRSU at the time of the Transaction was exchanged for Natura &Co Holdings Nominal Cost Options. The nominal cost options vest in a single tranche in line with the original vesting schedule of three years and will automatically exercise on the vest date.

We accounted for the exchange as a Type I (probable-to-probable) modification where the cumulative amount of the compensation cost that should be recognized over the vesting period is the original grant-date fair value plus incremental fair value of $3.4 resulting from the modification.
A summary of nominal cost options at December 31, 2020, and changes during 2020, is as follows:

	Nominal cost options (in 000’s)	Weighted-Average Modification-Date Fair Value
January 3, 2020(1)	1,994	$12.06
Granted	117	16.86
Exercised	(425)	(15.43)
Forfeited	(139)	(11.83)
Outstanding at December 31, 2020	1,547	$11.51
(1) Represents the replacement awards granted on the date of the Transaction
We recognize expense over the requisite service period. At December 31, 2020, there was $5.7 of unrecognized compensation cost related to nominal cost options outstanding. That cost is expected to be recognized over a weighted-average period of 1.2 years.
Natura &Co Holdings Performance Share Units (PSUs)
On March 27, 2020, Natura &Co’s Board of Directors approved the new long-term stock-based incentive plan (the “Long-term Incentive Plan”) for 2020. The Long-Term Incentive Plan, granted on September 29, 2020, consists of the granting of PSUs, the rights of participants in relation to the PSUs will only be fully acquired to the extent that (i) the participant remains continuously linked as an employee of the Company and its subsidiaries until the 3rd anniversary of the grant date; and (ii) performance conditions are met. For certain participants, there is a different condition for item (i) above, in which 50% of the PSUs granted will be acquired on the 3rd anniversary of the grant date and the remaining 50% will be acquired on the 4th anniversary of the grant date.
During 2020, Natura &Co granted 1,543,244 PSUs with a weighted-average grant date fair value of $20.91 per unit. There have been no forfeitures or exercises during the year.
We recognize expense over the requisite service period to the extent that it is expected that the performance conditions are probable of being achieved. At December 31, 2020, there was $25.2 of unrecognized compensation cost related to the PSUs outstanding. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock
In December 2019, 2,083,872 RSUs and 3,276,774 PRSUs were exchanged for 4,808,534 Restricted Stock. The exchange was done in advance of the Transaction with Natura &Co Holdings. The Company accounted for the modification as a Type I (probable-to-probable) modification and the incremental fair value of approximately $1.5 will be recognized over the remaining service period of the awards. The Restricted Stock would vest and settle after three years from the grant date of the original

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
award. The Company retained and cancelled 1,400,010 Restricted Stock to satisfy withholding tax obligations of the grantees. The cancellation resulted in the acceleration and recognition of $1.7 of compensation cost for the year ended December 31, 2019 and was included as part of the $44 of Transaction related costs.
On January 3, 2020, upon the completion of the Transaction with Natura & Co, the 3,408,524 Restricted Stock outstanding was converted at the exchange ratio of 0.30 into an award denominated in Natura &Co Holding equity. The terms and conditions, including service-based vesting conditions, continue in full force and effect with respect to such award of Natura &Co Holding Restricted Stock.
During January 2020, it was announced that the employment of certain senior officers of the Company would be terminated, in connection with the Transaction. As a result, Restricted Stock held by these senior officers immediately vested and we recognized approximately $10 relating to the acceleration of unamortized expense.
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
In February 2018 we granted 600,000 restricted stock units that will be funded from treasury shares, outside of our shareholder-approved plans, in reliance upon the NYSE rules. The restricted stock units granted in February 2018 have a weighted-average grant-date fair value of $2.25 and vest and settle in full after three years. During 2019 and 2018, none of these restricted stock units vested, and there were 600,000 restricted stock units outstanding at December 31, 2019. During 2019 and 2018 we recognized compensation cost of $.4 and $.4, respectively, for these restricted stock units.
As at December 31, 2019, there were no outstanding RSUs or PRSUs funded with Treasury Shares as they were all exchanged for Avon Restricted Stock. During 2020 all Avon Restricted Stock was exchanged for Natura Restricted Stock, as described above.
NOTE 13. Employee Benefit Plans
Defined Contribution Plans
We offer a defined contribution plan for employees in the United Kingdom ("UK"), which allows eligible participants to contribute eligible compensation through payroll deductions. We double employee contributions up to the first 5% of eligible compensation and therefore the maximum level provided by Avon is 10% of eligible compensation. We made matching contributions in cash to the UK defined contribution plan of $7.6 in 2020, $7.5 in 2019 and $5.9 in 2018, which follow the same investment allocation that the participant has selected for his or her own contributions.
We also offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $1.0 in 2020, $1.3 in 2019 and $2.2 in 2018, which follow the same investment allocation that the participant has selected for his or her own contributions. Prior to the separation of the North America business, the costs associated with the contributions to the PSA were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Following the separation of the North America business (see further Note 3, Discontinued Operations and Assets and Liabilities Held for Sale), we continue to retain certain U.S. pension and other postretirement liabilities primarily associated with employees who are actively employed by Avon in the U.S. providing services other than with respect to the North America business.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Change in Benefit Obligation:
Beginning balance	$(71.7)	$(74.7)	$(685.9)	$(617.0)	$(26.8)	$(26.0)
Service cost	(1.2)	(1.7)	(4.3)	(4.0)	—	(.1)
Interest cost	(1.4)	(2.3)	(11.7)	(15.3)	(.7)	(1.2)
Actuarial loss	(6.2)	(5.8)	(61.8)	(71.5)	(1.5)	(2.5)
Benefits paid	12.6	12.8	27.8	27.4	5.4	1.4
Actual expenses and taxes	—	—	.5	.4	—	—
Plan amendments	—	—	—	—	4.1	1.4
Curtailments	—	—	—	.8	—	—
Settlements	—	—	1.1	6.6	—	—
Special termination benefits	—	—	—	—	5.8	—
Transfers	—	—	—	—	4.9	—
Foreign currency changes and other	—	—	(33.2)	(13.3)	1.1	.2
Ending balance	$(67.9)	$(71.7)	$(767.5)	$(685.9)	$(7.7)	$(26.8)
Change in Plan Assets:
Beginning balance	$63.3	$62.7	$695.4	$615.8	$—	$—
Actual return on plan assets	8.0	12.3	62.0	89.0	—	—
Company contributions	1.0	1.1	3.3	7.3	10.2	1.4
Benefits paid	(12.6)	(12.8)	(27.8)	(27.4)	(5.3)	(1.4)
Settlements	—	—	(1.1)	(6.6)	—	—
Transfers	—	—	—	—	(4.9)	—
Foreign currency changes and other	—	—	30.2	17.3	—	—
Ending balance	$59.7	$63.3	$762.0	$695.4	$—	$—
Funded Status:
Funded status at end of year	$(8.2)	$(8.4)	$(5.5)	$9.5	$(7.7)	$(26.8)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$103.1	$100.6	$—	$—
Accrued compensation	(.9)	(1.1)	(2.1)	(1.9)	(3.6)	(4.2)
Employee benefit plans liability	(7.4)	(7.3)	(106.5)	(89.1)	(4.1)	(22.6)
Net amount recognized	$(8.3)	$(8.4)	$(5.5)	$9.6	$(7.7)	$(26.8)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$19.6	$24.3	$204.7	$183.8	$1.9	$2.4
Prior service (credit) cost	(.1)	(.1)	1.5	1.4	(5.3)	(1.7)
Total pretax amount recognized	$19.5	$24.2	$206.2	$185.2	$(3.4)	$.7
Supplemental Information:
Accumulated benefit obligation	$66.8	$70.4	$200.6	$181.9	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$67.9	$71.7	$220.1	$197.5	N/A	N/A
Fair value plan assets	59.7	63.3	111.5	106.5	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Accumulated benefit obligation	7.3	7.3	190.1	176.2	N/A	N/A
Fair value plan assets	—	—	98.3	98.2	N/A	N/A
For the years ended December 31, 2020 and 2019, actuarial losses on the benefit obligations were primarily due to a decrease in discount rates for all plans.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The U.S. pension plans include a funded qualified plan (the PRA) and unfunded non-qualified plans. At December 31, 2020, the PRA had benefit obligations of $60.4 and plan assets of $59.7. At December 31, 2019, the PRA had benefit obligations of $64.1 and plan assets of $63.3. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans. The Non-U.S. pension plans include a funded qualified pension plan in the UK. At December 31, 2020, the UK qualified pension plan had benefit obligations of $545.5 and plan assets of $648.4. At December 31, 2019, the UK qualified pension plan had benefit obligations of $482.8 and plan assets of $582.1.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net Periodic Benefit Cost:
Service cost	$1.2	$1.7	$2.9	$4.3	$4.0	$4.7	$—	$.1	$.1
Interest cost	1.4	2.3	2.3	11.7	15.3	15.4	.7	1.2	1.1
Expected return on plan assets	(2.6)	(3.4)	(3.5)	(16.0)	(31.0)	(31.9)	—	—	—
Amortization of prior service credit	—	—	—	(.1)	—	(.1)	(.2)	(.2)	(.4)
Amortization of net actuarial losses	2.9	2.8	4.1	6.3	4.9	6.8	—	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—	—
Settlements/curtailments	2.6	3.0	1.4	.1	(.6)	(.4)	—	—	(.3)
Special termination benefits	—	—	—	—	—	—	(4.2)	—	—
Other	—	—	—	—	—	—	—	—	.1
Net periodic benefit cost	$5.5	$6.4	$7.2	$6.3	$(7.4)	$(5.5)	$(3.7)	$1.1	$.6
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Actuarial losses (gains)	$.8	$(3.0)	$(2.8)	$15.9	$13.1	$12.2	$1.5	$2.5	$(1.2)
Prior service cost (credit)	—	—	—	—	—	2.2	(4.1)	(1.3)	—
Amortization of prior service credit	—	—	.1	—	—	.1	.2	.2	.6
Amortization of net actuarial losses	(5.5)	(5.7)	(5.6)	(6.4)	(4.6)	(6.4)	(1.6)	—	—
Foreign currency changes	—	—	—	11.6	1.7	(9.1)	—	—	—
Total recognized in other comprehensive loss*	$(4.7)	$(8.7)	$(8.3)	$21.1	$10.2	$(1.0)	$(4.0)	$1.4	$(.6)
Total recognized in net periodic benefit cost and other comprehensive loss	$.8	$(2.3)	$(1.1)	$27.4	$2.8	$(6.5)	$(7.7)	$2.5	$.1
* Amounts represent the pre-tax effect classified within other comprehensive loss. The net of tax amounts are classified within our Consolidated Statements of Comprehensive Loss.
Assumptions
Weighted-average assumptions used to determine benefit obligations recorded in our Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2020	2019	2020	2019	2020	2019
Discount rate	2.43%	3.16%	1.45%	2.05%	3.95%	3.66%
Rate of compensation increase	4.00%	4.00%	2.51%	2.54%	N/A	N/A
Interest crediting rate	1.62%	2.49%	2.68%	2.69%	N/A	N/A
The discount rate used for determining the present value of future pension obligations for each individual defined benefit pension plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including the UK defined benefit pension plan and the PRA, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis has decreased to 1.53% at December 31, 2020, from 2.15% at December 31, 2019.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Weighted-average assumptions used to determine net benefit cost recorded in our Consolidated Statements of Operations for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.16%	4.24%	3.48%	2.05%	2.92%	2.56%	3.66%	5.17%	4.75%
Rate of compensation increase	4.00%	4.00%	4.00%	2.54%	2.69%	2.71%	N/A	N/A	N/A
Rate of return on assets	4.90%	5.50%	5.50%	2.55%	5.27%	5.20%	N/A	N/A	N/A
Interest crediting rate	2.49%	3.36%	2.23%	2.69%	2.69%	2.72%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We generally evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2020, the assumed rate of return on assets globally was 2.74%, which represents the weighted-average rate of return on all plan assets.
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2020 net periodic benefit cost for the UK defined benefit pension plan was 2.20%. In addition, the 2020 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 78% in liability driven investments, and approximately 22% in equity securities, emerging market debt and high yield securities. In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities).
Similar assessments were performed in determining rates of return on other non-U.S. defined benefit pension plan assets, to arrive at our weighted-average assumed rate of return of 2.55% for determining 2020 net cost for all non-US defined benefit pension plan assets.
Plan Assets
Our U.S. and non-U.S. funded defined benefit pension plans target and weighted-average asset allocations at December 31, 2020 and 2019, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year-End		Target	at Year-End
Asset Category	2021	2020	2019	2021	2020	2019
Equity securities	30%	31%	31%	25%	21%	22%
Debt securities	70	69	69	75	74	72
Other	—	—	—	—	5	6
Total	100%	100%	100%	100%	100%	100%
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2020 :

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$9.3	$9.3
International equity	—	7.5	7.5
Emerging markets	—	1.9	1.9
	—	18.7	18.7
Fixed Income Securities:
Corporate bonds	—	23.7	23.7
Government securities	—	9.4	9.4
Other	—	7.8	7.8
	—	40.9	40.9
Other
Cash	—	.1	.1
	—	.1	.1
Total	$—	$59.7	$59.7

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$26.0	$—	$26.0
International equity	—	132.0	—	132.0
	—	158.0	—	158.0
Fixed Income Securities:
Corporate bonds	—	32.4	—	32.4
Government securities	—	497.4	—	497.4
Other	—	37.3	—	37.3
	—	567.1	—	567.1
Other
Cash	33.3	—	—	33.3
Derivatives	—	2.0	—	2.0
Real estate	—	—	1.6	1.6
	33.3	2.0	1.6	36.9
Total	$33.3	$727.1	$1.6	$762.0

The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis as of December 31, 2019:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$10.1	$10.1
International equity	—	7.4	7.4
Emerging markets	—	2.0	2.0
	—	19.5	19.5
Fixed Income Securities:
Corporate bonds	—	23.7	23.7
Government securities	—	11.9	11.9
Other	—	8.2	8.2
	—	43.8	43.8
Total	$—	$63.3	$63.3

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$25.4	$—	$25.4
International equity	—	128.9	—	128.9
	—	154.3	—	154.3
Fixed Income Securities:
Corporate bonds	—	249.7	—	249.7
Government securities	—	213.8	—	213.8
Other	—	36.7	—	36.7
	—	500.2	—	500.2
Other:
Cash	27.9	—	—	27.9
Derivatives	—	11.4	—	11.4
Real estate	—	—	1.6	1.6
	27.9	11.4	1.6	40.9
Total	$27.9	$665.9	$1.6	$695.4

A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance at January 1, 2019	$2.0
Actual return on plan assets held	(.5)
Foreign currency changes	.1

Balance at December 31, 2019	1.6
Actual return on plan assets held	—

Balance at December 31, 2020	1.6
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
Cash flows
We expect to make contributions related to continuing operations in the range of $5 to $10 to our defined benefit pension and postretirement plans during 2021.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2021	$8.0	$43.3	$51.3	$3.6
2022	6.0	43.2	49.2	.3
2023	4.9	44.9	49.8	.3
2024	4.9	47.1	52.0	.3
2025	3.9	47.4	51.3	.3
2026-2030	16.2	236.4	252.6	1.8
Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits and continuation of health care benefits to eligible former employees. The accrued cost for such postemployment benefits was $9.1 at December 31, 2020 and $9.2 at December 31, 2019 and was included in employee benefit plans in our Consolidated Balance Sheets.
Supplemental Retirement Programs
In the U.S., in addition to qualified retirement plans (i.e., the PSA and the PRA), we also maintain unfunded non-qualified plans. We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three permitted investment alternatives. Expense associated with the DCP was $.1 in 2020, $.8 in 2019 and $.1 in 2018. The benefit obligation under the DCP was $.8 at December 31, 2020 and $13.1 at December 31, 2019 and was included in other liabilities and accrued compensation in our

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated Balance Sheets. The Transaction triggered a change of control provision in the DCP, resulting in the settlement of the majority of the obligation in 2020.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. ("BRP") under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified defined benefit retirement plan, which is subject to IRS limitations on covered compensation. The SERP has not been offered to new employees in the last ten years, and the BRP is closed to employees hired on or after January 1, 2015 in conjunction with the closure of the PRA. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $1.2 in 2020, $1.3 in 2019 and $2.1 in 2018. The benefit obligation under these programs was $7.6 at December 31, 2020 and 2019 and was included in employee benefit plans and accrued compensation in our Consolidated Balance Sheets.
We also maintain a Supplemental Life Plan ("SLIP") under which additional death benefits are provided to certain active and retired officers. The SLIP has not been offered to new officers in over ten years.
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2020	2019
Corporate-owned life insurance policies	$28.5	$36.0
Cash and cash equivalents	5.2	1.3
Total	$33.7	$37.3
The assets are recorded at fair market value, except for investments in corporate-owned life insurance policies which are recorded at their cash surrender values as of each balance sheet date, which is a proxy of fair value. Changes in the cash surrender value during the period are recorded as a gain or loss within SG&A expenses in our Consolidated Statements of Operations.
NOTE 14. Segment Information
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
Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue	2020	2019	2018
Avon International	$1,772.6	$2,234.3	$2,568.5
Avon Latin America (1)	1,845.9	2,528.9	2,976.8
Total revenue from reportable segments (2)	3,618.5	4,763.2	5,545.3
Other Revenue	—	—	26.0
Revenue from affiliates to Natura &Co	6.7	—	—
Total revenue	$3,625.2	$4,763.2	$5,571.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Profit	2020	2019	2018
Segment Profit
Avon International	$27.4	$170.9	$198.6
Avon Latin America (1)	(39.1)	194.1	254.4
Total (loss) profit from reportable segments (3)	(11.7)	365.0	453.0
Other business activities(4)	—	—	(1.3)
Unallocated global expenses(5)	(11.6)	(35.8)	(36.0)
Certain Brazil Indirect taxes (6)	10.6	—	—
CTI restructuring initiatives	(23.7)	(139.3)	(180.5)
Costs related to the Transaction (7)	(85.8)	(64.3)	—
Operating (loss) profit	(122.2)	125.6	235.2
(1)2019 includes the impact of certain Brazil indirect taxes, which was recorded in net sales in the amount of approximately $68 in our Consolidated Income Statements. See Note 20 Supplemental Balance Sheet Information. 2018 includes the impact of the Brazil IPI tax release, which was recorded in net sales in the amount of approximately $168 in our Consolidated Income Statements. See Note 18, Contingencies for further information.
(2)Total revenue from reportable segments also includes revenue from other business activities of $14.5, $18.1 and $24.5 for the years ended December 31, 2020, 2019 and 2018, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Previously reported amounts have been allocated to Avon International and Avon Latin America segments to conform to the current year presentation.
(3)Total profit from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $7.3, $2.4, and $4.9 for the years ended December 31, 2020, 2019 and 2018, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $197.6, $214.7, and $246.4 for the years ended December 31, 2020, 2019 and 2018, respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment. Previously reported amounts have been allocated to segments to conform to the current year presentation.
(4)Other business activities include markets that have been exited. Effective in the first quarter of 2018, given that we exited Australia and New Zealand during 2018, the results of Australia and New Zealand are reported in Other business activities for all periods presented, while previously the results had been reported in the Avon International segment.
(5)For the years ended December 31, 2020, 2019 and 2018, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
(6)The year ended December 31, 2020 includes the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $10.6.
(7)For the year ended December 31, 2020, costs related to the Transaction primarily include professional fees of approximately $46, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. For the year ended 31 December 2019, costs related to the Transaction primarily include professional fees and impairment losses on assets. Refer to Note 21, Merger with Natura Cosméticos S.A. for more information relating to the Natura transaction.

Total Assets	2020	2019	2018
Avon International (1)	$1,364.4	$1,712.4	$1,679.3
Avon Latin America	1,199.9	1,373.9	1,330.7
Total assets	$2,564.3	$3,086.3	$3,010.0
(1) Avon International includes assets of $420.7 and $358.5 as of December 31, 2019 and 2018, respectively, that were not previously allocated to our reportable segments.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Expenditures	2020	2019	2018
Avon International (1)	$36.0	$39.6	$58.3
Avon Latin America	8.6	18.9	36.6
Total capital expenditures	$44.6	$58.5	$94.9
(1) Avon International includes capital expenditures of $13.8 and $18.4 for the years ended December 31, 2019 and 2018, respectively, that were not previously allocated to our reportable segments.

Depreciation and Amortization	2020	2019	2018
Avon International (1)	$49.5	$51.6	$63.5
Avon Latin America	32.3	41.3	44.2
Total depreciation and amortization	$81.8	$92.9	$107.7
(1) Avon International includes depreciation and amortization of $19.9 and $27.8 for the years ended December 31, 2019 and 2018, respectively, that were not previously allocated to our reportable segments.
Total Revenue by Major Country
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

	2020	2019	2018
Brazil	$729.9	$1,034.4	$1,262.8
Mexico(1)	420.2	509.4	533.1
All other	2,475.1	3,219.4	3,775.4
Total	$3,625.2	$4,763.2	$5,571.3
(1) Mexico's revenue is greater than 10% of consolidated revenues in 2020 and 2019 only
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets, and also includes our country of domicile (the U.S.). Long-lived assets primarily include property, plant and equipment associated with our continuing operations. Long-lived assets in Brazil, Poland and Mexico consist primarily of property, plant and equipment related to manufacturing and distribution facilities, long-lived assets in the U.S. consist primarily of property, plant and equipment, including our global research and development facility and right-of-use assets related to equipment.

	2020	2019	2018
U.S.	$135.3	$149.4	$92.2
Brazil	86.4	116.1	144.1
Poland	96.8	99.3	93.7
Mexico(1)	55.2	67.8	66.2
All other	220.8	233.1	174.0
Total	$594.5	$665.7	$570.2
(1) Mexico's long-lived assets are greater than 10% of total long-lived assets in 2019 and 2018 only
In the above table, long lived assets have been calculated by including property, plant and equipment, net and right-of-use assets which are difficult to move and are relatively illiquid. In both 2019 and 2018, our definition of long lived assets also included certain intangible assets and other long term receivables and excluded right-of use assets which resulted in the following disclosure in previous filings.

	2019	2018
Brazil	$203.3	$283.2
U.S.	120.8	152.6
Poland	86.3	93.7
All other	335.6	364.3
Total	746.0	893.8

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

	Classification	December 31, 2020	December 31, 2019
Assets
Operating right-of-use assets	Right-of-use asset	$153.1	175.4
Finance right-of-use assets	Property, Plant and Equipment	2.4	2.4
Total right-of-use assets		155.5	177.8

Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$46.2	$45.7
Finance lease liabilities	Other accrued liabilities	1.1	1.0
Total current lease liabilities		47.3	46.7

Noncurrent
Operating lease liabilities	Long-term operating lease liability	$120.9	$143.3
Finance lease liabilities	Long-term debt	1.5	1.4
Total noncurrent lease liabilities		$122.4	$144.7

Total lease liability		$169.7	$191.4

The table below shows the lease income and expenses recorded in the Consolidated Statement of Operations incurred during the years ended December 31:

Lease Costs	Classification	2020	2019
Operating lease cost (1)	Selling, general and administrative expenses	$63.6	$66.7
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	1.2	1.6
Interest on lease liabilities	Interest Expense	.3	.3
Short-term leases costs	Selling, general and administrative expenses	2.3	3.5
Sublease income (2)	Selling, general and administrative expenses	(15.3)	(12.4)
Net lease cost		$52.1	$59.7
(1) Includes variable lease costs which are immaterial. These are presented in selling, general and administrative expenses in our Consolidated Statements of Operations.
(2) Sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The maturity analysis of the finance and operating lease liabilities is reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted finance and operating lease liabilities as recognized in the December 31, 2020 Consolidated Balance Sheet:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2021	58.2	1.4	59.6
2022	49.4	.9	50.3
2023	33.8	.4	34.2
2024	23.8	.1	23.9
2025	19.8	—	19.8
Thereafter	13.6	.1	13.7
Total lease payments	$198.6	$2.9	$201.5
Less: Interest	31.5	.3	31.8
Present value of lease liabilities	$167.1	$2.6	$169.7

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating and finance lease population. As noted in our lease accounting policy (See Note 1, Description of the Business and Summary of Significant Accounting Policies), the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.2	4.8
Finance leases	2.5	2.6
Weighted-average discount rate
Operating leases	8.5%	8.5%
Finance leases	10.5%	11.2%
The table below sets out the classification of lease payments in the Consolidated Statement of Cash Flows. The ROU assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the years ended December 31.

Other Information	2020	2019
Operating Cash Flows From Operating Leases	$63.7	$64.2
Operating Cash Flows From Finance Leases	.3	.3
Financing Cash Flows From Finance Leases	1.3	1.2
Cash Paid For Amounts Included In Measurement of Liabilities	$65.3	$65.7

Right-of-use Assets Obtained In Exchange For New Finance Liabilities	$.9	$1.0
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	$24.9	$45.4

Purchase obligations include commitments to purchase paper, inventory and other services. At December 31, 2020, our purchase obligations by due date were as follows:

Year	Purchase Obligations
2021	$239.6
2022	133.6
2023	41.1
2024	16.7
2025	2.0
Later years	2.5
Total	$435.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Restructuring Initiatives
Transformation Plan and Open Up Avon
Natura &Co - Avon Integration
Subsequent to the merger of Natura and Avon in January 2020, an integration plan (the "Avon Integration") was established to create the right global infrastructure to support the future ambitions of the Natura &Co Group while also identifying synergies and opportunities to leverage our combined strength, scale and reach. Synergies will be derived mainly from procurement, manufacturing/distribution and administrative, as well as top line synergies, primarily between Avon LATAM and Natura &Co Latin America.
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
In May 2020, the new leadership of Avon International refreshed our strategy ("Open Up & Grow") which aims to return Avon International to growth over the next three years. Open Up & Grow replaces and builds on the success of the Open Up Avon strategy, launched in 2018 to strengthen competitiveness through enhancing the representative experience, improving brand position and relevance, accelerating digital expansion and improving costs. Over the next three years, savings are expected to continue to be achieved through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.
Costs to Implement Restructuring Initiatives - Twelve Months Ended December 31, 2020 , 2019 and 2018
During the twelve months ended December 31, 2020, we recorded net costs to implement of $22.2, of which $16.1 related to Avon Integration, $10.9 related to Open Up & Grow, and a net benefit of $4.8 related to the Transformation Plan and other restructuring initiatives, in our Consolidated Statements of Operations. During the twelve months ended December 31, 2019, we recorded costs to implement of $116.0 of which $106.6 related to Open Up Avon, and $9.4 related to the Transformation Plan and other restructuring initiatives, in our Consolidated Statements of Operations. During the twelve months ended December 31, 2018, we recorded costs to implement of $180.5 of which $143.2 related to Open Up Avon, and $37.3 related to the Transformation Plan and other restructuring initiatives.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The costs during the twelve months ended December 31, 2020, 2019 and 2018 consisted of the following:

	Year ended December 31,
	2020	2019	2018
CTI recorded in operating profit - COGS
Manufacturing asset write-offs	$—	$11.1	$—
Inventory write-off	(1.8)	1.4	89.8
Accelerated depreciation	—	—	1.7
	(1.8)	12.5	91.5

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	5.2	56.4	42.6
Implementation costs, primarily related to professional service fees	10.3	44.9	30.9
Dual running costs	3.1	9.1	4.1
Contract termination and other net costs	3.9	7.9	3.2
Impairment of other assets	.8	5.3	4.0
Accelerated depreciation	.4	1.3	3.5
Variable lease charges	1.8	1.9	—
Foreign Currency Translation Adjustment Write-offs	—	—	.7
	25.5	126.8	89.0

CTI recorded in operating profit	23.7	139.3	180.5

CTI recorded in other (income) expense
Gain on sale of business / assets	(1.5)	(23.3)	—
Total CTI	$22.2	$116.0	$180.5

Avon Integration	$16.1	$—	$—
Open Up & Grow	$10.9	$106.6	$143.2
Transformation Plan & Other	$(4.8)	$9.4	$37.3
The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at December 31, 2020 is $.7 related to employee related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at December 31, 2020 is as follows:

	Employee-Related Costs	Inventory/ Asset Write-offs	Foreign Currency Translation Adjustment Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2018	$19.6	$—	$—	$1.1	$20.7
2019 charges	$61.8	$17.5	$(10.9)	$8.2	$76.6
Adjustments	(4.5)	—	—	(.5)	(5.0)
Cash payments	(56.3)	—	—	(2.4)	(58.7)
Non-cash write-offs	—	(17.5)	10.9	—	(6.6)
Foreign exchange	(2.8)	—	—	—	(2.8)
Balance at December 31, 2019	$17.8	$—	$—	$6.4	$24.2
2020 charges	$2.7	$.7	$—	$3.8	$7.2
Adjustments	(3.0)	(1.8)	—	—	$(4.8)
Cash payments	(7.8)	—	—	(7.4)	$(15.2)
Non-cash write-offs	—	1.1	—	—	$1.1
Foreign exchange	(.7)	—	—	—	$(.7)
Balance at December 31, 2020	$9.0	$—	$—	$2.8	$11.8

The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan as of December 31, 2020 is as follows:

	Employee-Related Costs	Inventory Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2018	$34.4	$—	$3.6	$38.0
2019 charges	$(.7)	$.3	$.2	$(.2)
Adjustments	(.2)	—	—	(.2)
Cash payments	(25.0)	—	(2.4)	(27.4)
Non-cash write-offs	—	(.3)	—	(.3)
Foreign exchange	(.1)	—	.1	—
Balance at December 31, 2019	$8.4	$—	$1.5	$9.9
2020 charges	$—	$—	$—	$—
Adjustments	(4.5)	—	—	(4.5)
Cash payments	(.4)	—	(1.3)	(1.7)
Non-cash write-offs	—	—	—	—
Foreign exchange	(.1)	—	(.1)	(.2)
Balance at December 31, 2020	$3.4	$—	$.1	$3.5
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2021.
The following table presents the restructuring charges incurred to date, under the Open Up & Grow and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to-date	$10.6	$—	$.2	$—	$10.8
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$10.6	$—	$.2	$—	$10.8

Open Up & Grow
Charges incurred to-date	$83.3	$106.4	$12.3	$(10.9)	$191.1
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$83.3	$106.4	$12.3	$(10.9)	$191.1

Transformation Plan
Charges incurred to-date	$122.6	$2.5	$40.9	$3.4	$169.4
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$122.6	$2.5	$40.9	$3.4	$169.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The charges, net of adjustments, of initiatives under the Open Up & Grow and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Avon International	Avon LATAM	Total
Avon Integration
2020	6.2	4.6	$10.8
Charges incurred to-date	6.2	4.6	10.8
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$6.2	$4.6	$10.8

Open Up & Grow
2018	52.8	64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
Charges incurred to-date	90.7	100.4	191.1
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$90.7	$100.4	$191.1

Transformation Plan
2015	21.4	—	$21.4
2016	56.8	17.6	74.4
2017	49.8	5.0	54.8
2018	19.0	4.7	23.7
2019	(1.0)	.6	(.4)
2020	(4.7)	.2	(4.5)
Charges incurred to-date	141.3	28.1	169.4
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$141.3	$28.1	$169.4
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
On January 3, 2020, the Company consummated a transaction to become a wholly owned subsidiary of Natura &Co Holding. Upon consummation of the transaction, the Company's common stock was converted to Natura &Co Holding common stock. Natura &Co Holding subsequently paid the accrued dividend of $91.5 to Cerberus in January 2020. See Note 21, Agreement and Plan of Mergers with Natura Cosméticos S.A.,.
NOTE 18. Contingencies
Brazilian Tax Assessments
In December 2012, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received an excise tax ("IPI") assessment for the year 2008. The assessment totals approximately $189, including penalties and accrued interest. As in prior IPI cases that have been resolved in Avon’s favor, this assessment asserts that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil Manufacturing did not observe minimum pricing rules to define the taxable basis of excise tax. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the 2012 IPI assessment is unfounded.
These matters are being vigorously contested. In July 2013, the 2012 IPI assessment was upheld at the first administrative level and we appealed this decision to the second administrative level. In April 2018, Avon received official notification that the second administrative level has issued a partially favorable and partially unfavorable decision. In this decision, the original assessment was reduced by approximately $50 (including associated penalty and interest). The remaining $189 of the assessment was upheld at the second administrative level. In April 2018, we appealed this decision in the third administrative level and in December 2019, we received an unfavorable decision. In June 2020, Avon was formally notified of the December unfavorable decision and presented a Motion for Clarification, which was denied. In October 2020, Avon filed a lawsuit against the administrative court demanding a review on the Motion for Clarification’s denial.

In October 2017, Avon Brazil Manufacturing received a new tax assessment notice regarding IPI for the year 2014 on grounds similar to the 2012 assessment. The 2017 IPI assessment totals approximately $189, including penalties and accrued interest. In April 2018, Avon was notified of an unfavorable decision at the first administrative level. In February 2019, this IPI assessment was upheld at the second administrative level and in April 2019 we appealed this decision to the third administrative level. In December 2019, the tax assessment was ruled unfavorable at the third Administrative level. Once Avon is served of the unfavorable decision, a Motion for Clarification will be filed against it.
In the event that the 2012 and the 2017 IPI assessments are upheld in the third and final administrative level, it may be necessary to provide a guarantee letter or a deposit in the total amount of the debt to move the discussion in the judicial sphere. Depending on the circumstances, this may result in an adverse effect on the Company’s Consolidated Statements of Cash Flows. It is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for subsequent periods (tax years through 2014 are closed by statute). We believe that the 2012 and the 2017 IPI assessments are unfounded. However, based on the likelihood that these will be upheld, we assess the risks as disclosed above as reasonably possible. At December 31, 2020, we have not recognized a liability for the 2012 or 2017 IPI assessments.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
An unfavorable ruling to our objection of this IPI tax increase would have an adverse effect on the Company’s Consolidated Income Statements and Consolidated Statements of Cash Flows as Avon Brazil would have to remit the reasonably possible amount of $231 to the taxing authorities (including the judicial deposit that was returned to us on July 30, 2018). We are not able to reliably predict the timing of the outcome of our objection to this tax increase.
A favorable judicial ruling to our objection of this IPI tax would also have an adverse effect on the Company’s Consolidated Statements of Cash Flows as Avon Brazil would have to remit all or a portion of the associated income tax liability to the taxing authorities. The Company is accruing a tax reserve, which amounted to approximately $73 and $83 at December 31, 2020 and 2019, respectively. This reserve would be settled on final adjudication of the law through a combination of cash and use of deferred tax assets.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2020, there were 164 individual cases pending against the Company. During the three months ended December 31, 2020, 31 new cases were filed and 14 cases were dismissed, settled or otherwise resolved. The value of the settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the year ended December 31, 2020. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.
We believe that the claims asserted against us in these cases are without merit. We are defending vigorously against these claims and will continue to do so. To date, the Company has not proceeded to trial in any case filed against it and there have been no findings of liability enforceable against the Company. However, nationwide trial results in similar cases filed against other manufacturers of cosmetic talc products have ranged from outright dismissals to very large jury awards of both compensatory and punitive damages. Given the inherent uncertainties of litigation, we cannot predict the outcome of all individual cases pending against the Company, and we are only able to make a specific estimate for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining cases, we provide an estimate of exposure on an aggregated and ongoing basis, which takes into account the historical outcomes of all cases we have resolved to date. Any accruals currently recorded on the Company’s balance sheet with respect to these cases are not material. However, any adverse outcomes, either in an individual case or in the aggregate, could be material. Future costs to litigate these cases, which we expense as incurred, are not known but may be significant, though some costs will be covered by insurance.
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at December 31, 2020 and 2019 was approximately $8 and $10, respectively. Accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the United States District Court for the Southern District of New York against the Company and certain former officers of the Company. The complaint was subsequently amended and recaptioned "In re Avon Products, Inc. Securities Litigation". The amended complaint is brought on behalf of a purported class consisting of all purchasers or acquirers of Avon common stock between January 21, 2016 and November 1, 2017, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for Representatives in

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Brazil. Avon and the individual defendants filed a motion to dismiss which the court denied. During 2020, the parties reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of $14.5 million. Approximately $2 million of the settlement was paid by the Company (which represented the remaining deductible under the Company’s applicable insurance policies) and the remainder of the settlement was paid by the Company’s insurers. On August 31, 2020, the court granted preliminary approval of the settlement, and on February 3, 2021, the court entered an order and judgment granting final approval of the settlement. The time to appeal this judgment has not yet expired.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2020, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 19. Goodwill
Goodwill

	Avon International	Avon LATAM	Total
Gross balance at December 31, 2019	$109.3	$66.2	$175.5
Accumulated impairments	(89.3)	—	(89.3)
Net balance at December 31, 2019	$20.0	$66.2	$86.2

Changes during the period ended December 31, 2020:
Foreign exchange	—	(3.0)	(3.0)

Gross balance at December 31, 2020	$109.3	$63.2	$172.5
Accumulated impairments	(89.3)	—	(89.3)
Net balance at December 31, 2020	$20.0	$63.2	$83.2

NOTE 20. Supplemental Balance Sheet Information
At December 31, 2020 and 2019, prepaid expenses and other included the following:

Components of Prepaid expenses and other	2020	2019
Prepaid taxes and tax refunds receivable	$117.6	$141.1
Receivables other than trade	34.9	51.4
Prepaid brochure costs, paper and other literature	12.0	13.1
Other	39.7	46.5
Prepaid expenses and other	$204.2	$252.1

At December 31, 2020 and 2019, other assets included the following:

Components of Other assets(1)	2020	2019
Capitalized software (Note 1)	76.0	83.1
Judicial deposits	50.9	70.1
Net overfunded pension plans (Note 13)	103.0	100.6
Long-term receivables	157.0	196.1
Trust assets associated with supplemental benefit plans (Note 13)	33.7	37.3
Other	17.9	27.6
Other assets	$438.5	$514.8

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1) As of December 31, 2020 and December 31, 2019, the Company had tooling, net of amortization of $7.4 and $12.9, respectively. Tooling balance as of December 31, 2019 previously included in other long-term assets has been reclassified to property, plant and equipment to conform to the current year presentation.

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
NOTE 21. Merger with Natura Cosméticos S.A.,
On May 22, 2019, the Company entered into the Agreement and Plan of Mergers (as amended by Amendment Number One to
Agreement and Plant of Mergers, dated as of October 3, 2019, and as further amended by Amendment Number Two to
Agreement and Plan of Mergers, dated as of November 5, 2019, the "Merger Agreement") among the Company, Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima), Nectarine Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Natura &Co Holding ("Merger Sub I"), and Nectarine Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Merger Sub I ("Merger Sub II"), pursuant to which (i) Natura &Co Holding, after the completion of certain restructuring steps, holds all issued and outstanding shares of Natura Cosméticos, (ii) Merger Sub II merged with and into the Company, with the Company surviving the merger (the "First Merger") and (iii) Merger Sub I merged with and into Natura &Co Holding (the "Second Merger"), with Natura &Co Holding surviving the merger and as a result of which the Company and Natura Cosméticos became wholly owned direct subsidiaries of Natura &Co Holding (collectively, the "Transaction").
The Transaction was consummated on January 3, 2020, and at this time, the Company became a wholly owned direct subsidiary of Natura &Co Holding. In connection with the Transaction, trading of the Company’s stock was suspended by the NYSE, and the Company’s common stock was subsequently delisted and deregistered.
On completion of the Transaction, each share of the Company’s common stock issued and outstanding immediately prior to the consummation of the Transaction was converted into the ultimate right to receive, (i) 0.300 validly issued and allotted, fully paid-up American Depositary Shares of Natura &Co Holding, ("Natura &Co Holding ADSs") against the deposit of two shares of common stock of Natura &Co Holding ("Natura &Co Holding Shares", subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding ADSs or (ii) 0.600 validly issued and allotted, fully paid-up Natura &Co Holding Shares, subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding Shares. The Company’s Series C Preferred Stock held by Cerberus Investor were converted to common stock prior to consummation of the Transaction and were therefore automatically converted into common stock of Natura &Co; see Note 17, Series C Convertible Preferred Stock.
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
The Company incurred costs of $46 and $44 in relation to the Transaction, primarily professional fees during the years ended December 31, 2020 and 2019, respectively.
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
As a result of the Transaction, the Company will no longer have access to certain tax attributes of approximately $546 to approximately $616 in certain taxing jurisdictions. These tax attributes had been formerly reflected as deferred tax assets which were subject to a full valuation allowance and as a result, there was no impact to net income in 2020 from the write-off of the deferred tax asset and the associated valuation allowances.

NOTE 22. Subsequent Events
During January 2021, the maturing loan of $40 borrowed under the $100 Revolving Credit Facility with a subsidiary of Natura &Co Holding S.A. was renewed in the amount of $41.6, including capitalization of the accrued interest.
During February 2021, the Company borrowed an additional $30 under the $100 Revolving Credit Facility with a subsidiary of Natura &Co Holding S.A.
On March 4, 2021, the terms of the Revolving Credit Facility Agreement (the "Facility") between the Company’s subsidiary, Avon Luxembourg Holdings S.à r.l and a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company were amended to increase the facility size to $250. Any borrowings under the Facility will bear interest at an arm's length rate. The remaining terms under the Facility are unchanged.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2020, 2019 and 2018

		Additions
(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenue	Deductions		Balance at End of Period
2020
Allowance for doubtful accounts receivable	$66.6	$78.3		$—	$(93.8)	(1)	$51.1
Refund liability	10.7	—		101.4	(103.0)	(2)	9.1
Allowance for inventory obsolescence	82.0	37.9		—	(49.5)	(4)	70.4
Deferred tax asset valuation allowance	2,960.0	(632.4)		—	—		2,327.6
2019
Allowance for doubtful accounts receivable	$93.0	$115.4		$—	$(141.8)	(1)	$66.6
Refund liability	12.3	—		132.6	(134.2)	(2)	10.7
Allowance for inventory obsolescence	146.1	37.1		—	(101.2)	(3)(4)	82.0
Deferred tax asset valuation allowance	3,257.5	(297.5)		—	—		2,960.0
2018
Allowance for doubtful accounts receivable	$129.3	$162.4		$—	$(198.7)	(1)	$93.0
Refund liability	9.3	—		172.3	(169.3)	(2)	12.3
Allowance for inventory obsolescence	61.3	113.5	(3)	—	(28.7)	(4)	146.1
Deferred tax asset valuation allowance	3,217.6	39.9		—	—		3,257.5

(1)Accounts written off, net of recoveries and foreign currency translation adjustment.
(2)Returned product reused or destroyed and foreign currency translation adjustment.
(3)Includes a one-off inventory obsolescence expense of $88 recognized at December 31, 2018 relating to the structural reset of inventory (refer to Note 16, Restructuring Initiatives, for additional information regarding the structural reset of inventory).
(4)Obsolete inventory destroyed and foreign currency translation adjustment.