Form 10-Q
period 2021-03-31
AVON PRODUCTS INC
filed 2021-05-13
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

The number of shares of Common Stock (par value $0.01) outstanding at March 31, 2021 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Product sales	$850.4	$899.8
Other revenue	46.3	57.5
Revenue from affiliates of Natura &Co	7.7	—
Total revenue	904.4	957.3
Costs, expenses and other:
Cost of sales	(405.4)	(421.0)
Selling, general and administrative expenses	(536.1)	(638.1)
Operating loss	(37.1)	(101.8)

Interest expense	(23.6)	(31.8)
Loss on extinguishment of debt and credit facilities	—	(7.8)
Interest income	.2	1.2
Other expense, net	(1.3)	(18.2)
Total other expenses	(24.7)	(56.6)

Loss from continuing operations, before income taxes	(61.8)	(158.4)
Income taxes	(7.1)	(8.8)
Loss from continuing operations, net of tax	(68.9)	(167.2)
Income (loss) from discontinued operations, net of tax	5.0	(4.7)
Net loss	(63.9)	(171.9)
Net loss attributable to noncontrolling interests	.3	.9
Net loss attributable to Avon	$(63.6)	$(171.0)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Net loss	$(63.9)	$(171.9)
Other comprehensive loss:
Foreign currency translation adjustments	(12.2)	(83.8)
Unrealized loss on revaluation of long-term intercompany balances	(32.3)	(23.3)
Change in unrealized loss on cash flow hedges, net of taxes of $0.0 and $0.0	—	.6
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	1.2	2.0
Total other comprehensive loss, net of income taxes	(43.3)	(104.5)
Comprehensive loss	(107.2)	(276.4)
Less: comprehensive loss attributable to noncontrolling interests	.3	1.1
Comprehensive loss attributable to Avon	$(106.9)	$(275.3)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and March 31, 2021

(In millions)	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$239.7	$364.9
Restricted cash	—	7.8
Accounts receivable, net	248.1	259.1
Receivables from affiliates of Natura &Co	9.2	6.1
Inventories	467.0	459.1
Prepaid expenses and other	210.5	204.2
Assets held for sale	8.4	13.9
Total current assets	1,182.9	1,315.1
Property, plant and equipment, at cost	1,108.3	1,148.5
Less accumulated depreciation	(692.4)	(709.9)
Property, plant and equipment, net	415.9	438.6
Right-of-use assets	127.0	153.1
Goodwill	77.4	83.2
Deferred tax asset	127.6	135.8
Other assets	418.9	438.5
Total assets	$2,349.7	$2,564.3
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$38.0	$28.0
Loans from affiliates of Natura &Co	1,077.4	1,008.6
Accounts payable	623.9	709.4
Payables to affiliates of Natura &Co	3.0	—
Accrued compensation	86.3	89.4
Other accrued liabilities	295.4	334.7
Sales taxes and taxes other than income	80.4	89.9
Income taxes	4.1	5.4
Current liabilities of discontinued operations	20.6	27.1
Liabilities held for sale	—	2.3
Total current liabilities	2,229.1	2,294.8
Long-term debt	676.2	675.4
Long-term operating lease liability	99.0	120.9
Employee benefit plans	126.7	133.3
Long-term income taxes	98.6	101.1
Other liabilities	93.9	106.0
Total liabilities	3,323.5	3,431.5
Shareholders’ Deficit
Common stock(1)	—	—
Additional paid-in capital	623.4	622.8
Retained losses	(424.1)	(360.5)
Accumulated other comprehensive loss	(1,177.1)	(1,133.8)
Treasury stock, at cost(1)	—	—
Total Avon shareholders’ deficit	(977.8)	(871.5)
Noncontrolling interests	4.0	4.3
Total shareholders’ deficit	(973.8)	(867.2)
Total liabilities and shareholders’ deficit	$2,349.7	$2,564.3

(1) In January 2020, subsequent to the Transaction, the Company restated its certificate of incorporation to effect a change in capitalization of the Company by changing the number of authorized shares of common stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, were common stock and (ii) 25,000,000 shares, par value $1.00 per share, were preferred stock) to 1,000 shares of common stock, par value $0.01 per share. As a result of the Transaction, all of the issued and outstanding common stock of the Company, being 550,890,788, were canceled and converted. See Note 17, Mergers     with Natura Cosméticos S.A.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net loss	$(63.9)	$(171.9)
Income (loss) from discontinued operations, net of tax	5.0	(4.7)
Loss from continuing operations, net of tax	(68.9)	(167.2)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	13.9	16.3
Amortization	6.0	6.0
Provision for doubtful accounts	17.4	29.7
Provision for obsolescence	7.7	18.6
Share-based compensation	.6	16.9
Foreign exchange losses (gains)	.5	21.9
Deferred income taxes	(1.6)	8.0
Impairment loss on assets	—	.7
Other	.3	10.3
Changes in assets and liabilities:
Accounts receivable	(18.4)	(18.3)
Inventories	(29.5)	(32.8)
Prepaid expenses and other	(21.6)	1.0
Accounts payable and accrued liabilities	(76.8)	(174.0)
Income and other taxes	.8	(24.2)
Noncurrent assets and liabilities	.7	(12.7)
Net cash used by operating activities of continuing operations	(168.9)	(299.8)
Cash Flows from Investing Activities
Capital expenditures	(13.8)	(7.3)
Disposal of assets	1.1	2.4
Net cash used by investing activities of continuing operations	(12.7)	(4.9)
Cash Flows from Financing Activities
Cash dividends	—	(8.6)
Debt, net (maturities of three months or less)	7.9	1.8
Proceeds from debt	76.5	—
Repayment of debt	(12.6)	—
Settlement of stock options	—	(25.8)
Settlement of derivative contracts	(4.8)	5.7
Other financing activities	—	(.6)
Net cash provided (used) by financing activities of continuing operations	67.0	(27.5)
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(1.5)	(6.7)
Net cash used by discontinued operations	(1.5)	(6.7)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(17.6)	(20.8)
Net decrease in cash and cash equivalents, and restricted cash	(133.7)	(359.7)
Cash and cash equivalents, and restricted cash at beginning of period(1)	373.4	661.1
Cash and cash equivalents, and restricted cash at end of period (1)	$239.7	$301.4

(1)  The balance at the beginning of the three-month period ended March 31, 2021 includes cash and cash equivalents of $.7 classified as Assets held for sale in the Company's Consolidated Balance Sheets. The balance at the beginning of the three-month period ended March 31, 2020 includes Long-term restricted cash of $7.6 which is presented in other assets in our Consolidated Balance Sheets.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-In Capital	Losses	Comprehensive Loss	Interests	Total
Balances at December 31, 2020	—	$—	$622.8	$(360.5)	$(1,133.8)	$4.3	$(867.2)
Net loss	—	—	—	(63.6)	—	(.3)	(63.9)
Other comprehensive loss	—	—	—	—	(43.3)	—	(43.3)
Exercise/ vesting/ expense of share-based compensation	—	—	.6	—	—	—	.6
Balances at March 31, 2021(1)	—	$—	$623.4	$(424.1)	$(1,177.1)	$4.0	$(973.8)

(1) The number of shares of Common Stock (par value $0.01 per share) outstanding at March 31, 2021 was 101.34.

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings, (Losses)	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2019	770.0	$192.6	$2,321.2	$2,138.9	$(1,040.0)	319.9	$(4,603.3)	$6.8	$(983.8)
Credit Losses Cumulative catch up	—	—	—	(2.0)	—	—	—	—	(2.0)
Net loss	—	—	—	(171.0)	—	—	—	(.9)	(171.9)
Other comprehensive loss	—	—	—	—	(104.3)	—	—	(.2)	(104.5)
Conversion of Series C convertible preferred stock (1)	—	—	—	(710.8)	—	(87.0)	1,197.6	—	486.8
Exercise/ vesting/ expense of share-based compensation	—	(.2)	(9.7)	—	—	—	—	—	(9.9)
Exchange of common stock (2)	(770.0)	(192.4)	(1,788.1)	(1,425.2)	—	(232.9)	3,405.7	—	—
Balances at March 31, 2020(3)	—	—	523.4	(170.1)	(1,144.3)	—	—	5.7	(785.3)

(1) On December 30, 2019, an affiliate of Cerberus Capital Management, L.P. ("Cerberus") elected to convert 435,000 shares of Series C Preferred Stock into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, conditioned on the Conversion Condition (as defined below).

(2) In January 2020, subsequent to the Transaction, the Company restated its certificate of incorporation to effect a change in capitalization of the Company by changing the number of authorized shares of common stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, were common stock and (ii) 25,000,000 shares, par value $1.00 per share, were preferred stock) to 1,000 shares of common stock, par value $0.01 per share. As a result of the Transaction, all of the issued and outstanding common stock of the Company, being 550,890,788, were canceled and converted. See Note 17, Mergers     with Natura Cosméticos S.A.

(3) The number of shares of Common Stock (par value $0.01 per share) outstanding at March 31, 2020 was 101.34.

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2020 Annual Report on Form 10-K ("2020 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. On January 3, 2020, we completed the Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding S.A. ("Natura &Co") pursuant to which, in a series of transactions (the "Transaction"). Upon the consummation of the Transaction, the Company became a wholly owned subsidiary of Natura &Co Holding and Avon's common stock ceased to be traded on the NYSE. The Company files these unaudited interim Consolidated Financial Statements with the SEC as a voluntary filer to comply with the terms of certain debt instruments. For additional information, see Note 17, Agreement and Plan of Mergers with Natura Cosméticos S.A.
In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim Consolidated Financial Statements in conjunction with our Consolidated Financial Statements contained in our 2020 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
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
Reclassifications
During the third quarter of 2020, we identified an immaterial classification error in the Consolidated Statement of Cash Flows relating to the three-month period ended March 31, 2020 with respect to cash flows from the settlement of derivative contracts. Our accounting policy is to classify derivative cash flows as operating, investing or financing consistent with the nature of the underlying hedged item. However, we have identified that cash flows relating to derivative contracts that economically hedge foreign exchange gains and losses on intercompany loans have been incorrectly classified as operating activities rather than financing activities. We have corrected this reclassification error through a revision to the unaudited interim Consolidated Statement of Cash Flows for the three-month period ended March 31, 2020 to reclassify cash inflows of $5.7 from the settlement of derivative contracts from operating activities to financing activities.
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
In the first quarter of 2021, COVID-19 continued to have a significant impact on our operations as many markets were subject to restrictions. Most markets in Avon Latin America were not significantly impacted by COVID-19 and had revenue growth during the first quarter of 2021. Avon International and Brazil were more significantly impacted by COVID-19 in the first quarter which resulted in deceleration of the Beauty market growth and a lower representative base. It is unclear if current lockdown measures will continue or be reestablished elsewhere globally which could dampen our recovery from COVID-19.
We continue to closely monitor the COVID-19 pandemic and adapt our actions to minimize business disruptions while ensuring the safety of all the people involved. Since the beginning of the COVID-19 pandemic and consequently restrictive measures

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
imposed by governments, such as the closing of non-essential trade and travel restrictions, the Company has implemented new measures in all its operations in line with the official guidelines.
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
Going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control, we might expect some negative impact on revenue from COVID-19 to continue for the remainder of 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its operating and financing obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. This support also includes the loan originally issued by a subsidiary of Natura &Co Holding to a subsidiary of the Company of $960 that is currently due on November 2, 2021.

Accounting Standards Implemented
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes, which is intended to simplify the accounting standard and improve the usefulness of information provided in the financial statements. We adopted this new accounting guidance as of January 1, 2021. The adoption did not have a material impact on our Consolidated Financial Statements.

2. DISCONTINUED OPERATIONS, ASSETS AND LIABILITIES HELD FOR SALE AND DIVESTITURES
Discontinued Operations
On March 1, 2016, the Company completed the separation of the North America business, which represented the Company’s operations in the United States, Canada and Puerto Rico, from the Company into New Avon Company, formerly New Avon, LLC ("New Avon"), a privately held company majority-owned and managed by Cerberus NA Investor LLC (an affiliate of Cerberus). From that date, the resolution of contingent liabilities and corresponding costs relating to Avon’s ownership and operation of the North America business prior to its separation from the Company into New Avon have been treated as discontinued operations.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon during the three-month period ended March 31, 2021 and 2020 are shown below:

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative expenses	$5.0	$(4.7)
Operating income (loss)	$5.0	$(4.7)
Income (loss) from discontinued operations, net of tax	$5.0	$(4.7)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Assets and Liabilities Held for Sale
The major classes of assets comprising held for sale assets on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 are shown in the following table:

	March 31, 2021	December 31, 2020

Current held for sale assets
Inventories	$—	$2.6
Property, Plant & Equipment (net)	8.4	9.2
Cash and cash equivalents	—	.7
Other assets	—	1.4
	$8.4	$13.9

Current held for sale liabilities
Accounts payable	$—	$.5
Other liabilities	—	1.8
	$—	$2.3
At March 31, 2021, assets held for sale include one property in Avon International segment and one property in the Avon Latin America Segment. At December 31, 2020, assets held for sale include one property and one business in Avon International segment and one property in the Avon Latin America Segment.
Divestitures
There were no divestitures during the three-month period ended March 31, 2021. The divestitures below took place during 2020.
China Wellness Plant
In March 2020, we signed an agreement to sell the China Wellness Plant for a total selling price of $6.6 before expenses. In the three-month period ended March 31, 2020 we received a deposit of $1.3, presented as investing activities in the Consolidated Statement of Cash Flows.
China manufacturing
On February 15, 2019, we completed the sale to TheFaceShop Co., Ltd., an affiliate of LG Household & Health Care Ltd. ("TheFaceShop"), of all of the equity interests in Avon Manufacturing (Guangzhou), Ltd. for a total selling price of $71.0, less expenses of approximately $1.1. The selling price included $23.5 relating to outstanding intercompany loans payable to Avon Manufacturing (Guangzhou), Ltd. from other Avon subsidiaries that was presented as financing activities in the Consolidated Statement of Cash Flows, this was subsequently settled in April 2019. The cash proceeds of $46.4, net of loan amounts, were presented as investing activities in the Consolidated Statement of Cash Flows, which included $7.5 of long-term restricted cash as of December 31, 2019. This was subsequently reclassified to short-term restricted cash in the three-month period ended March 31, 2020. The restriction on this cash was removed in the three-month period ended March 31, 2021.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
3. RELATED PARTY TRANSACTIONS
On January 3, 2020, the Company became a wholly owned subsidiary of Natura &Co Holding. From this point Natura &Co Holding, its subsidiaries and affiliates became related parties of the Company.
The following tables present the related party transactions with Natura &Co and its affiliates and the Instituto Avon in Brazil. There are no other related party transactions.

	Three Months Ended March 31,
	2021	2020
Statement of Operations Data
Revenue from affiliates of Natura &Co(2)	$7.7	$—
Gross profit from affiliates of Natura &Co(2)	$.6	$—

Interest expense on Loan from affiliates of Natura &Co(4)	$8.7	$—

	March 31, 2021	December 31, 2020
Balance Sheet Data
Receivables due from Instituto Avon(1)	$.8	$.8
Receivables due from affiliates of Natura &Co(2)	$9.2	$6.1
Payables due to affiliates of Natura &Co(3)	$3.0	$—
Loans from affiliates of Natura &Co(4)	$1,077.4	$1,008.6

(1) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, R$12 million (Brazilian reais) for an unsecured five-year term at a fixed interest rate of 7% per annum, to be paid back in five equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with the board and executive team comprised of Avon Brazil management. The purpose of the loan was to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment.
(2) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $7.7 associated with these agreements during the three months ended March 31, 2021. The Company recorded gross profit from related party of $.6 associated with these agreements during the three months ended March 31, 2021. Receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.
(3) During the first quarter of 2021, the nominal cost options related to the grant of the 2018 long-term employee incentive program vested and were automatically exercised. The equity awards were denominated in Natura &Co American Depository Receipts. The payable to Natura &Co is related to vesting and settlement of these awards.
(4) Loans from affiliates of Natura &Co Holding at March 31, 2021 of $1,077.4 include $972.5 outstanding under a Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding S.A.. Loans from affiliates of Natura &Co Holding at March 31, 2021 also include $102.9 outstanding under the Revolving Credit Facility between Avon Luxembourg Holdings S.à r.l and Natura &Co International S.à r.l.. Loans from affiliates of Natura &Co Holding at December 31, 2020 of $1,008.6 include $965 outstanding under a Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding S.A.. Loans from affiliates of Natura &Co Holding at December 31, 2020 also include $41.6 outstanding under the Revolving Credit Facility between Avon Luxembourg Holdings S.à r.l and Natura &Co International S.à r.l.. See Note 15, Debt and Other Financing, for further information relating to these loans.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended March 31, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$145.3	$127.0	$272.3	$—	$272.3
Fragrance	119.9	102.1	222.0	—	222.0
Color	63.4	50.5	113.9	—	113.9
Total Beauty	328.6	279.6	608.2	—	608.2
Fashion & Home:
Fashion	67.7	50.8	118.5	—	118.5
Home	16.8	106.9	123.7	—	123.7
Total Fashion & Home	84.5	157.7	242.2	—	242.2
Product sales	413.1	437.3	850.4	—	850.4
Representative fees	17.8	28.3	46.1	—	46.1
Other	—	.2	.2	7.7	7.9
Other revenue	17.8	28.5	46.3	7.7	54.0
Total revenue	$430.9	$465.8	$896.7	$7.7	$904.4

	Three Months Ended March 31, 2020
	Avon International	Avon Latin America	Total
Beauty:
Skincare	$150.8	$146.0	$296.8
Fragrance	132.3	116.0	248.3
Color	85.0	63.7	148.7
Total Beauty	368.1	325.7	693.8
Fashion & Home:
Fashion	72.7	43.2	115.9
Home	13.2	76.9	90.1
Total Fashion & Home	85.9	120.1	206.0
Net sales	454.0	445.8	899.8
Representative fees	20.2	30.8	51.0
Other	2.9	3.6	6.5
Other revenue	23.1	34.4	57.5
Total revenue	$477.1	$480.2	$957.3

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
The following table provides information about receivables and contract liabilities from contracts with customers at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accounts receivable, net of allowances of $47.5 and $51.1	$248.1	$259.1
Contract liabilities	$41.3	$52.1
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the three months ended March 31, 2021, we recognized $31.1 of revenue related to the contract liability balance at the beginning of the three-month period ended March 31, 2021, as the result of performance obligations satisfied. In addition, we deferred an additional $25.3 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at March 31, 2021 as compared with December 31, 2020.

5. INVENTORIES

Components of Inventories	March 31, 2021	December 31, 2020
Raw materials	$119.0	$131.3
Finished goods	348.0	327.8
Total	$467.0	$459.1

6. LEASES

We have operating and finance leases for corporate and market offices, warehouses, automotive and other equipment. Our sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The table below shows the sublease income recorded in the Consolidated Statement of Operations incurred during the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
Lease Costs	Classification	2021	2020
Sublease income	Selling, general and administrative expenses	4.3	4.1

7. CONTINGENCIES
Brazilian Tax Assessments
Tax on Manufactured Products – minimum pricing rules
In December 2012 and in October 2017, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received excise tax ("IPI") assessments for the years 2008 and 2014.
As in prior IPI cases that have been resolved in Avon’s favor, the assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose and that Avon Brazil

AVON PRODUCTS, INC.

Manufacturing did not observe minimum pricing rules to define the taxable basis of the tax on manufactured products. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the assessments are unfounded.
These matters are being contested at the administrative court, where proceedings are currently in progress. As of March 31, 2021 and December 31, 2020, the total amount under discussion classified as reasonably possible was $346 and $378, respectively.
Tax on Manufactured Products – Decree equated certain commercial companies (not subject to IPI taxation) to industrial companies (IPI taxpayers)
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the Federal Tax Authority. As of March 31, 2021 and December 31, 2020, the total amount under discussion classified as reasonably possible was $216 and $231, respectively.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2021, there were 109 individual cases pending against the Company. During the three months ended March 31, 2021, 27 new cases were filed and 82 cases were dismissed, settled or otherwise resolved. The value of the settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the three months ended March 31, 2021. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.
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
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at March 31, 2021 and December 31, 2020 was approximately $7 and $8, respectively. Accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the United States District Court for the Southern District of New York against the Company and certain former officers of the Company. The complaint was subsequently amended and recaptioned "In re Avon Products, Inc. Securities Litigation". The amended complaint is brought on behalf of a purported class consisting of all purchasers or acquirers of Avon common stock between January 21, 2016 and November 1, 2017, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for Representatives in Brazil. Avon and the individual defendants filed a motion to dismiss which the court denied. During 2020, the parties reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of $14.5 million. Approximately $2 million of the settlement was paid by the Company (which represented the remaining deductible under the Company’s applicable insurance policies) and

AVON PRODUCTS, INC.

the remainder of the settlement was paid by the Company’s insurers. On August 31, 2020, the court granted preliminary approval of the settlement, and on February 3, 2021, the court entered an order and judgment granting final approval of the settlement. This judgement is now final.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2021, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2020	$(1,038.2)	$(4.3)	$(91.3)	$(1,133.8)
Other comprehensive loss other than reclassifications	(44.5)	—	—	(44.5)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	1.2	1.2
Total reclassifications into earnings	—	—	1.2	1.2
Balance at March 31, 2021	$(1,082.7)	$(4.3)	$(90.1)	$(1,177.1)

Three Months Ended March 31, 2020	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2019	$(942.7)	$(.6)	$(4.3)	$(92.4)	$(1,040.0)
Other comprehensive loss other than reclassifications	(106.9)	—	—	—	(106.9)
Reclassifications into earnings:
Derivative loss on cash flow hedges, net of tax of $0.0	—	.6	—	—	.6
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	—	2.0	2.0
Total reclassifications into earnings	—	.6	—	2.0	2.6
Balance as March 31, 2020	$(1,049.6)	$—	$(4.3)	$(90.4)	$(1,144.3)

For further details on Other Comprehensive loss other than reclassifications see the Consolidated Statement of Comprehensive Loss.

(1) Gross amount reclassified to other income (expense), net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.

Foreign exchange net losses of $2.0 and $3.8 for the three months ended March 31, 2021 and 2020, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.

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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
Total Revenue	2021	2020
Avon International	$430.9	$477.1
Avon Latin America	465.8	480.2
Total revenue from reportable segments (1)	896.7	957.3
Revenue from affiliates to Natura &Co	7.7	—
Total revenue(1)	904.4	957.3

	Three Months Ended March 31,
Operating (Loss) Profit	2021	2020
Segment (Loss) Profit
Avon International	$(7.0)	$2.7
Avon Latin America	(4.6)	(17.2)
Total loss from reportable segments (2)	$(11.6)	$(14.5)
Unallocated global expenses(3)	(6.0)	—
CTI restructuring initiatives	(19.5)	(1.8)
Costs related to the Transaction (4)	—	(85.5)
Operating loss	$(37.1)	$(101.8)
(1)Total revenue also includes revenue from other business activities of $1.9 and $6.4 for the three months ended March 31, 2021 and 2020, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
(2)Total loss from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $.1 and $2.9 for the three months ended March 31, 2021 and 2020, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $60.2 and $63.7 for the three months ended March 31, 2021 and 2020, respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment. Previously reported amounts has been allocated to segments to conform to the current year presentation.
(3)For the three months ended March 31, 2021, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
(4)For the three months ended March 31, 2020, costs related to the Transaction primarily include professional fees of approximately $44, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. Refer to Note 17, Merger with Natura for more information relating to the Natura transaction.

AVON PRODUCTS, INC.

10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2021 and December 31, 2020, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2021	December 31, 2020
Prepaid taxes and tax refunds receivable	$119.3	$117.6
Receivables other than trade	32.1	34.9
Prepaid brochure costs, paper and other literature	9.3	12.0
Other	49.8	39.7
Prepaid expenses and other	$210.5	$204.2

At March 31, 2021 and December 31, 2020, other assets included the following:

Components of Other Assets	March 31, 2021	December 31, 2020
Net overfunded pension plans	$106.4	$103.0
Capitalized software	72.7	76.0
Judicial deposits	44.6	50.9
Long-term receivables	144.7	157.0
Trust assets associated with supplemental benefit plans	33.2	33.7
Other	17.3	17.9
Other assets	$418.9	$438.5

Prepaid taxes and tax refunds receivable and Long-term receivables include approximately $100 and $112 related to certain Brazil indirect taxes as of March 31, 2021 and December 31, 2020, respectively. At the time of approval for issuance of these interim Consolidated Financial Statements, a Motion for Clarification which may impact the recoverability of these receivables is pending judgment by the Brazilian Supreme Federal Court. The extent of the risk is not estimable, however, we do not believe an unfavorable outcome is probable.

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
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy was integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce.
In May 2020, the new leadership of Avon International refreshed our strategy ("Open Up & Grow") which aims to return Avon International to growth over the next three years. Open Up & Grow replaces and builds on the success of the Open Up Avon strategy, launched in 2018, to strengthen competitiveness through enhancing the representative experience, improving brand

AVON PRODUCTS, INC.

position and relevance, accelerating digital expansion and improving costs. Over the next three years, savings are expected to continue to be achieved through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.
Costs to Implement Restructuring Initiatives - Three Months Ended March 31, 2021 and 2020
During the three months ended March 31, 2021, we recorded net costs to implement of $19.5, of which $6.1 related to Avon Integration, $14.2 related to Open Up & Grow and a benefit of $.8 related to the Transformation Plan, in our Consolidated Statements of Operations. During the three months ended March 31, 2020, we recorded costs to implement of $1.8 of which $4.9 related to Open Up & Grow, and a net benefit of $3.1 related to the Transformation Plan, in our Consolidated Statements of Operations.
The costs during the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
CTI recorded in operating profit - COGS
Inventory write-off	.2	(.1)
	.2	(.1)

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	9.3	(2.3)
Implementation costs, primarily related to professional service fees	4.1	(.5)
Dual running costs	.3	.6
Contract termination and other net benefits	5.0	2.5
Impairment of other assets	—	.7
Accelerated depreciation	—	.4
Variable lease charges	.6	.5
	19.3	1.9

Total CTI	19.5	1.8

Avon Integration	$6.1	$—
Open Up & Grow	$14.2	$4.9
Transformation Plan	$(.8)	$(3.1)
The following liability balances include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at March 31, 2021 and December 31, 2020 is $3.6 and $.7, respectively, related to employee related costs.

AVON PRODUCTS, INC.

The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at March 31, 2021 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2020	$9.0	$—	$2.8	$11.8
2021 charges	7.7	.1	1.5	9.3
Cash payments	(9.1)	—	(2.1)	(11.2)
Non-cash write-offs	—	(.1)	—	(.1)
Foreign exchange	(.2)	—	—	(.2)
Balance at March 31, 2021	$7.4	$—	$2.2	$9.6
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan at March 31, 2021 and December 31, 2020 is $.5 and $3.5, respectively, related to employee related costs.
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2021.
The following table presents the restructuring charges incurred to date under Avon Integration, Open Up & Grow (formerly Open Up Avon) and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to-date	$12.1	$—	$.2	$—	$12.3
Estimated charges to be incurred on approved initiatives	—	—	$—	—	—
Total expected charges on approved initiatives	$12.1	$—	$.2	$—	$12.3

Open Up & Grow
Charges incurred to-date	$90.9	$106.6	$13.8	$(10.9)	$200.4
Estimated charges to be incurred on approved initiatives	—	—	.8	—	.8
Total expected charges on approved initiatives	$90.9	$106.6	$14.6	$(10.9)	$201.2

Transformation Plan
Charges incurred to-date	$122.4	$2.5	$40.9	$3.4	$169.2
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$122.4	$2.5	$40.9	$3.4	$169.2

AVON PRODUCTS, INC.

The charges, net of adjustments, of initiatives under the Open Up & Grow and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Avon International	Avon Latin America	Total
Avon Integration
2020	$6.2	$4.6	$10.8
First quarter 2021	(.5)	2.0	1.5
Charges incurred to-date	5.7	6.6	12.3
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$5.7	$6.6	$12.3

Open Up & Grow
2018	$52.8	$64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
First quarter 2021	9.4	(.1)	9.3
Charges incurred to-date	100.1	100.3	200.4
Estimated charges to be incurred on approved initiatives	.8	—	.8
Total expected charges on approved initiatives	$100.9	$100.3	$201.2

Transformation Plan
2015	$21.4	$—	$21.4
2016	56.8	17.6	74.4
2017	49.8	5.0	54.8
2018	19.0	4.7	23.7
2019	(1.0)	.6	(.4)
2020	(4.7)	.2	(4.5)
First quarter 2021	(.2)	—	(.2)
Charges incurred to-date	141.1	28.1	169.2
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$141.1	$28.1	$169.2

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

AVON PRODUCTS, INC.

12. GOODWILL

	Avon International	Avon Latin America	Total
Net balance at December 31, 2020	$20.0	$63.2	$83.2

Changes during the period ended March 31, 2021:
Foreign exchange	(1.0)	(4.8)	(5.8)
Net balance at March 31, 2021	$19.0	$58.4	$77.4

13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$4.1	$—	$4.1
Foreign exchange forward contracts	$—	$1.4	$1.4
Total	$4.1	$1.4	$5.5
Liabilities:
Foreign exchange forward contracts	$—	$.5	$.5
Total	$—	$.5	$.5
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2021 and December 31, 2020, respectively, consisted of the following:

AVON PRODUCTS, INC.

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$4.1	$4.1	$4.2	$4.2
Debt maturing within one year	(38.0)	(38.0)	(28.0)	(28.0)
Related party loan	(1,077.4)	(1,077.4)	(1,008.6)	(1,008.6)
Long-term debt(1)	(676.2)	(758.5)	(675.4)	(782.4)
Foreign exchange forward contracts	.9	.9	(3.2)	(3.2)
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at March 31, 2021:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.4	Accounts payable	$.5
Total derivatives		$1.4		$.5

AVON PRODUCTS, INC.

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
Interest Rate Risk
At March 31, 2021 and December 31, 2020, we do not have any interest-rate swap agreements. Approximately 5% and 4% of our debt portfolio at March 31, 2021 and December 31, 2020, respectively, was exposed to floating interest rates, which relates to our short-term debt portfolio.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2021, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $170 for various currencies, none of which were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain balance sheet items. The change in fair value of these items is immediately recognized in earnings and substantially offsets the foreign currency translation impact recognized in earnings relating to the associated balance sheet items. During the three months ended March 31, 2021 and 2020, we recorded a loss of $.7 and a gain of $10.6, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
During the first quarter of 2019, we discontinued our program to hedge foreign exchange risk relating to forecasted operational transactions. The last of our designated cash flow hedges expired during the first quarter of 2020. Our designated hedges did not have a material impact on our Consolidated Financial Statements for the three months ended March 31, 2020.
15. DEBT
Natura Revolving Credit Facility
In May 2020, the Company’s subsidiary, Avon Luxembourg Holdings S.à r.l entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l,. a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the initial amount of $100, such amount increased to $250 in March 2021, which may be used for working capital and other general corporate purposes (the "Facility"). Any borrowings under the Facility will bear interest at a rate per annum of LIBOR plus 7.7% and the Facility will mature on May 31, 2022. As at March 31, 2021, $103 including interest was outstanding under the Facility. See Note 18, Subsequent Events, for information related to changes subsequent to March 31, 2021.
Other loans from affiliates of Natura &Co
In November 2020, Avon International Operations, Inc. ("AIO") entered into a Promissory Note with a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $960. The Promissory Note bears interest at a rate per annum of 3.13% and matures on November 2, 2021 (“the Natura &Co Loan”). As at March 31, 2021, $972.5 including accrued interest of $12.5 was outstanding under the Promissory Note.
Loans from affiliates of Natura &Co Holding at March 31, 2021 also include a $2.0 previously intercompany balance that became a related party balance on the sale of Avon Shanghai Management to an affiliate of Natura &Co Holding in August 2020.
Other short-term financing
In addition, at March 31, 2021, we utilized approximately $38 of short-term financing from third-party banks across multiple markets.
2019 Revolving Credit Facility
In February 2019, Avon International Capital, p.l.c. ("AIC"), a wholly owned foreign subsidiary of the Company, entered into a three year €200.0 senior secured revolving credit facility (the "2019 facility") and capitalized $11.0 of issuance costs, the

AVON PRODUCTS, INC.

related cash outflow is presented in other financing activities within the 10-K Consolidated Statement of Cash Flows. The 2019 facility was available for general corporate and working capital purposes.
As of December 31, 2019, there were no amounts outstanding under the 2019 facility and on January 3, 2020, the facility was automatically canceled upon change of control, and as a result $7.8 of unamortized issuance costs were written off, see Note 17, Mergers with Natura Cosméticos S.A.
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the "2013 Notes"). As of March 31, 2021, the following 2013 Notes remain outstanding; $461.9 aggregate principal amount of 5% Notes due March 15, 2023 and $216.1 aggregate principal amount of 6.95% Notes due March 15, 2043. Interest on the 2013 Notes is payable semiannually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes by S&P and Moody’s. As described in the indenture, the interest rates on the 2013 Notes increase or decrease by .25% for each one-notch movement below investment grade on each of the credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes.
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
Senior Secured Notes
In August 2016, AIO, issued $500.0 in aggregate principal amount of 7.875% Senior Secured Notes due August 15, 2022 (the "2016 Notes"). In July 2019, AIC issued $400.0 in aggregate principal amount of 6.5% Senior Secured Notes due August 15, 2022 (the "2019 Notes").
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
For a more detailed description of the Company’s debt agreements, refer to Note 7, Debt and Other Financing of our Annual Report on Form 10-K for the year ended December 31, 2020.
16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of March 31, 2021, our annual effective tax rate, excluding discrete items, is 26.5%, as compared to 27.2% as of March 31, 2020.
The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2021 and 2020 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K. based costs, such as interest on debt and central expenses. Withholding taxes associated with the relatively consistent intercompany payments are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended March 31, 2021 and 2020 was $7.1 and $8.8, respectively. Our effective tax rates for the three months ended March 31, 2021 and 2020 were (11.5)% and (5.6)%, respectively.

AVON PRODUCTS, INC.
The effective tax rates for the three months ended March 31, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first quarter of 2021 was unfavorably impacted by reserves for uncertain tax positions of $1.2 legislative changes of $.8 and miscellaneous income tax expense of approximately $.4. The effective tax rate in the first quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $1.5.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. The Company continuously monitors its operational and capital structure changes, business performance, tax planning actions and tax planning strategies that could potentially allow for the recognition of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that, in the foreseeable future, certain deferred tax assets could be recognized, which may be material, related to changes in business operations and associated financing of such operations.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of March 31, 2021, the COVID-19 pandemic is negative evidence the Company must consider. As of March 31, 2021, the negative evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.

17. MERGER WITH NATURA COSMÉTICOS S.A.
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
On completion of the Transaction, each share of the Company’s common stock issued and outstanding immediately prior to the consummation of the Transaction was converted into the ultimate right to receive, (i) 0.300 validly issued and allotted, fully paid-up American Depositary Shares of Natura &Co Holding, ("Natura &Co Holding ADSs") against the deposit of two shares of common stock of Natura &Co Holding ("Natura &Co Holding Shares", subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding ADSs or (ii) 0.600 validly issued and allotted, fully paid-up Natura &Co Holding Shares, subject to adjustment in accordance with the terms of the Merger Agreement, and any cash in lieu of fractional Natura &Co Holding Shares. The Company’s Series C Preferred Stock held by Cerberus Investor were converted to common stock prior to consummation of the Transaction and were therefore automatically converted into common stock of Natura &Co. In January 2020, Natura &Co Holding paid the accrued dividend of $91.5 to Cerberus.
Natura &Co Holding Shares are listed on the B3 S.A. - Brasil, Bolsa, Balcão stock exchange, and Natura &Co Holding ADSs are listed on the NYSE. Additionally, upon the consummation of the Transaction, Avon common stock ceased to be traded on the NYSE.

AVON PRODUCTS, INC.
In January 2020, subsequent to the Transaction, the Company restated the certificate of incorporation. The certificate of incorporation was restated to effect a change in capitalization of the Company by changing the number of authorized shares of common stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, are common stock and (ii) 25,000,000 shares, par value $1.00 per share, are preferred stock) to 1,000 shares of common stock, par value $0.01 per share. As a result, all of the issued and outstanding common stock of the Company, being 550,890,788 were canceled and converted into 101.34 common stock, par value $0.01 per share, and all outstanding treasury shares were canceled.
The Company incurred costs of $46 in relation to the Transaction, primarily professional fees during the year ended December 31, 2020.
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

18. SUBSEQUENT EVENTS
During April 2021, the Company borrowed an additional $40 under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding S.A.,.

During May 2021, maturing loans of $143 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding S.A. were renewed including capitalization of the accrued interest.

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
During the three months ended March 31, 2021, revenue decreased 6% compared to the prior-year period, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real and the Argentinian peso. Constant $ revenue decreased 1%.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 6%, across most markets. Average Representative Sales were relatively unchanged on a reported basis, unfavorably impacted by foreign exchange and Constant $ Adjusted Average Representative Sales increased 5%.
The decline in Constant $ revenue was driven by Avon International and was largely offset by growth in Avon Latin America. Constant $ revenue in Avon International decreased 11% and continues to be affected by the COVID-19 pandemic, resulting in a slowdown in Beauty market growth and a lower representative base compared to the prior year period. In Avon Latin America Constant $ revenue increased 8% driven by an increase in Active Representatives and to a lesser extent an increase in Average Representative Sales. Growth in the region was driven by most markets which more than offset the decline in Brazil.
Units sold decreased 4%, mainly due to decreases in Avon International.
See "Segment Review" in this management's discussion and analysis of financial condition and results of operations ("MD&A") for additional information related to changes in revenue by segment.
Transaction with Natura Cosméticos S.A.
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
In the first quarter of 2021, COVID-19 continued to have a significant impact on our operations as many markets were subject to restrictions. Most markets in Avon Latin America were not significantly impacted by COVID-19 and had revenue growth during the first quarter of 2021. Avon International and Brazil were more significantly impacted by COVID-19 in the first quarter which resulted in deceleration of the Beauty market growth and a lower representative base. It is unclear if current lockdown measures will continue or be reestablished elsewhere globally which could dampen our recovery from COVID-19.
We continue to closely monitor the COVID-19 pandemic and adapt our actions to minimize business disruptions while ensuring the safety of all the people involved. Since the beginning of the COVID-19 pandemic and consequently restrictive measures imposed by governments, such as the closing of non-essential trade and travel restrictions, the Company has implemented new measures in all its operations in line with the official guidelines.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

As of the date of this report, we are unable to estimate the long-term impact of the economic paralysis arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19. See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2020 Annual Report.
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
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy was integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit for purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce.
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
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED MARCH 31, 2021 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives; 2) costs related to the Transaction; 3) costs associated with the early termination of debt.

(1)CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 11, Restructuring Initiatives, to the Consolidated Financial Statements contained herein for further information.

(2)For the three months ended March 31, 2020, costs related to the Transaction of $86 primarily included professional fees incurred in relation to the Transaction of approximately $44, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. Further information relating to the Transaction is included in Note 17, Merger with Natura, to the Consolidated Financial Statements included herein.

(3)During the three months ended March 31, 2020, the Company incurred costs of $8 associated with the early termination of debt.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2021	2020	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$904.4	$957.3	(6)%
Cost of sales	(405.4)	(421.0)	(4)%
Selling, general and administrative expenses	(536.1)	(638.1)	(16)%
Operating loss	(37.1)	(101.8)	(64)%
Interest expense	(23.6)	(31.8)	(26)%
Loss on extinguishment of debt and credit facilities	—	(7.8)	(100)%
Interest income	.2	1.2	(83)%
Other expense, net	(1.3)	(18.2)	(93)%
Loss from continuing operations, before income taxes	(61.8)	(158.4)	(61)%
Loss from continuing operations, net of tax	(68.9)	(167.2)	(59)%
Net loss attributable to Avon	$(63.6)	$(171.0)	(63)%

Advertising expenses(1)	$17.6	$15.7	12%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$904.4	$957.3	(6)%

Gross margin	55.2%	56.0%	(80)
CTI restructuring	—	(.1)	10
Adjusted gross margin	55.2%	55.9%	(70)

Selling, general and administrative expenses as a % of total revenue	59.3%	66.7%	(740)
CTI restructuring	(2.2)	(.2)	(200)
Costs related to the Transaction	—	(8.9)	890
Adjusted selling, general and administrative expenses as a % of total revenue	57.1%	57.6%	(50)

Operating loss	$(37.1)	$(101.8)	(64)%
CTI restructuring	19.5	1.8
Costs related to the Transaction	—	85.5
Adjusted operating loss	$(17.6)	$(14.5)	21%

Operating margin	(4.1)%	(10.6)%	650
CTI restructuring	2.2	.2	200
Costs related to the Transaction	—	8.9	(890)
Adjusted operating margin	(1.9)%	(1.5)%	(40)

Change in Constant $ Adjusted operating margin(2)			10

Loss before taxes	$(61.8)	$(158.4)	(61)%
CTI restructuring	19.5	1.8
Costs related to the Transaction	—	85.5
Other items	—	7.8
Adjusted loss before taxes	$(42.3)	$(63.3)	(33)%

Income taxes	$(7.1)	$(8.8)	(19)%

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2021	2020	%/Basis Point Change

Effective tax rate	(11.5)%	(5.6)%

Performance Metrics
Change in Active Representatives			(6)%
Change in units sold			(4)%

Amounts in the table above may not necessarily sum due to rounding.
(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all periods presented is calculated using the current-year Constant $ rates.
Three Months Ended March 31, 2021
Revenue
During the three months ended March 31, 2021, revenue decreased 6% compared to the prior-year period, unfavorably impacted by foreign exchange, primarily the Brazilian real, the Argentinian peso and the Mexican peso. Constant $ Adjusted revenue decreased 1%.
Revenue and Constant $ revenue were impacted by a decrease in Active Representatives of 6%, across multiple markets. Average Representative Sales were relatively unchanged on a reported basis, unfavorably impacted by foreign exchange and Constant $ Adjusted Average Representative Sales increased 5%.
The decline in Constant $ revenue was driven by Avon International and was largely offset by growth in Avon Latin America. Constant $ revenue in Avon International decreased 11% and continues to be affected by the COVID-19 pandemic, resulting in a slowdown in Beauty market growth and a lower representative base compared to the prior year period. In Avon Latin America Constant $ revenue increased 8% driven by an increase in Active Representatives and to a lesser extent an increase in Average Representative Sales. Growth in the region was driven by most markets which more than offset the decline in Brazil.
Units sold decreased 4%, mainly due to decreases in Avon International.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin increased by 650 basis points, significantly benefiting from costs related to the Natura transaction in the three-month period ended March 31, 2020 not repeating in the current year. This benefit was partially offset by increased restructuring expenses in the three-month period ended March 31, 2021. Excluding these items, Adjusted operating margin decreased by 40 basis points, compared to the same period of 2020. Adjusted operating margin performance was impacted unfavorably by foreign exchange translation losses as constant $ Adjusted operating Margin increased by 10 basis points driven by improved SG&A as a percentage of total revenue offsetting the decline in gross margin. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin decreased 70 basis points, compared to the same period of 2020, due to the unfavorable impact of foreign currency, partially offset by the favorable net impact of price/mix.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue decreased 740 basis points, significantly impacted by costs related to the Natura transaction in the three-month period ended March 31, 2020. This benefit was partially offset by increased restructuring expenses in the three-month period ended March 31, 2021. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue decreased 50 basis points, compared to the same period of 2020, as savings from lower bad debt more than offset investments in advertising expense to boost brand perception in Brazil, and higher sales leader and field investments. The reduction of bad debt expense was a result of the prior year period having an unfavorable impact on trade receivables

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

recoverability from COVID-19 which was not seen in the current period. Tight cost management reduced the absolute value of our fixed expenses compared to the prior year period and resulted in them being the same percentage of total revenue as the prior year period.
Other Expenses
Interest expense decreased by approximately $8 and interest income decreased by approximately $1 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $8 is primarily comprised of the costs of termination of our revolving credit facility in the three-month period ended March 31, 2020. Refer to Note 15, Debt, to the Consolidated Financial Statements included herein for more information relating to these extinguishments of debt.
Other (expense) income, net, of approximately ($1) represents a favorable impact of $17 compared to the first quarter of 2020 primarily attributable to the unfavorable impact of foreign exchange net losses in the first quarter of 2020 which were not repeated in the first quarter of 2021.
Effective Tax Rate
The effective tax rates in 2021 and 2020 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2021 and 2020 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K.-based costs, such as interest on debt and corporate overhead.
Our effective tax rates for the three months ended March 31, 2021 and 2020 were (11.5)% and (5.6)%, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first quarter of 2021 was unfavorably impacted by reserves for uncertain tax positions of $1.2, legislative changes of $.8, and miscellaneous income tax expense of approximately $.4. The effective tax rate for in the first quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $1.5.
Our Adjusted effective tax rates for the three months ended March 31, 2021 and 2020 were (21.0)% and (13.8)%, respectively. The Adjusted effective tax rates in 2021 and 2020 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the first quarter of 2021 was unfavorably impacted by reserves for uncertain tax positions of $1.2, legislative changes of $.8 and miscellaneous income tax expense of approximately $.4. The Adjusted effective tax rate in the first quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $1.5.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. The Company continuously monitors its operational and capital structure changes, business performance, tax planning actions and tax planning strategies that could potentially allow for the recognition of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that in the foreseeable future, certain deferred tax assets could be recognized, which may be material, related to changes in business operations and associated financing of such operations.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of March 31, 2021, the COVID-19 pandemic is negative evidence the Company must consider. As of March 31, 2021, the negative evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.

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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $20, or approximately 200 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had an impact of approximately $5 to operating profit and Adjusted operating profit, or an unfavorable impact of approximately 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a favorable impact of approximately $15 before tax on both a reported and Adjusted basis.
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

Avon International

	Three Months Ended March 31,
			%/Basis Point Change
	2021	2020	US$	Constant $
Total revenue	$430.9	$477.1	(10)%	(11)%
Segment profit	(7.0)	2.7	(359)%	(442)%

Segment margin	(1.6)%	.6%	(220)	(160)

Change in Active Representatives				(20)%
Change in units sold				(13)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2021
Total revenue decreased 10% compared to the prior-year period, including the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the South African rand and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Russian ruble. On a Constant $ basis, revenue decreased 11% primarily driven by a decrease in Active Representatives across most markets, impacted by a lower representative base compared to the prior year period. Revenue and Constant $ revenue were affected by the COVID-19 pandemic, resulting in a slowdown in Beauty market growth.

The contribution of Active Representatives and Average Representative Sales into Total revenue was also impacted by a reduction in the frequency of campaign cycles as part of our strategy to simplify our business.
Segment margin decreased 220 basis points, or 160 on a Constant $ basis, mostly driven by higher SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin marginally increased as the positive impact of price/mix fully offset the unfavorable impact of foreign currency transaction losses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of revenue decline causing deleverage of our fixed expenses, despite tight cost management reducing the absolute value of our fixed expenses. Furthermore, we increased sales leader and field investments to accelerate revenue recovery. These impacts were partially offset by lower bad debt, as the prior year period had an unfavorable impact on trade receivables recoverability from COVID-19 which is not seen in the current period.

Avon Latin America

	Three Months Ended March 31,
			%/Basis Point Change
	2021	2020	US$	Constant $
Total revenue	$465.8	$480.2	(3)%	8%
Segment profit	(4.6)	(17.2)	73%	79%

Segment margin	(1.0)%	(3.6)%	260	320

Change in Active Representatives				6%
Change in units sold				2%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2021
Total revenue decreased 3% compared to the prior-year period, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real and the Argentinian Peso. On a Constant $ basis, revenue increased 8% driven by an increase in Active Representatives and to a lesser extent an increase in Average Representative Sales. Growth in the region was driven by most markets which more than offset the decline in Brazil.
Revenue in Brazil decreased 21% compared to the prior year period, unfavorably impacted by foreign exchange. On a Constant $ basis, revenue decreased 3% primarily driven by a decrease in Average Representative Sales which were considerably impacted by a deceleration in consumption in the Beauty category, in the midst of a new wave of COVID-19 and the cessation of certain government support to the general population.
Segment margin increased 260 basis points, or 320 basis points on a Constant $ basis, primarily driven by improvements in SG&A.
Constant $ Adjusted gross margin marginally declined primarily due to the unfavorable impact of foreign currency and price/mix, partially offset by more effective incentives.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was driven by lower fixed costs resulting from synergy initiatives and lower bad debt, as the prior year period had an unfavorable impact on trade receivables recoverability from COVID-19 which is not seen in the current period. These impacts were partially offset by higher advertising expense to boost brand perception in Brazil, and higher sales leader and field investments as a result of revenue growth in most markets in Latin America.

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
The Company has cash on hand of approximately $240 as of March 31, 2021.
COVID-19 pandemic and going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company's control, we might expect some negative impact on revenue from COVID-19 to continue for the remainder of 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its operating and financing obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. This support also includes the loan originally issued by a subsidiary of Natura &Co Holding to a subsidiary of the Company of $960 that is currently due on November 2, 2021.
Other liquidity matters
We may seek to retire our outstanding debt in open market purchases, through existing call mechanisms, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of debt may be funded by cash or the incurrence of additional debt and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt to finance ongoing operations or to meet our other liquidity needs. However, our credit ratings remain below investment grade which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Risk Factors - Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity," "Risk Factors - Our indebtedness and any future inability to meet any of our obligations under our indebtedness, could adversely affect us by reducing our flexibility to respond to changing business and economic conditions" and "Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A of our 2020 Annual Report.
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
Three months ended March 31, 2021

Net Cash Used by Operating Activities of Continuing Operations

Net cash used by operating activities of continuing operations during the first three months of 2021 was approximately $169 as compared to net cash used by operating activities of continuing operations of approximately $300 during the first three months of 2020, a decreased cash outflow of approximately $131. The decrease in net cash used by operating activities was primarily due to one-time transaction costs in the first quarter of 2020, related to the acquisition by Natura &Co Holding. Cash outflows related to the Transaction included professional fees, senior officer severance and other expenses. Further information relating to the Transaction is included in Note 17, Merger with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.
Net Cash Used by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first three months of 2021 was approximately $13, as compared to net cash used by continuing investing activities of approximately $5 during the first three months of 2020. The approximate $8

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

increase to net cash used by continuing investing activities was driven by an increase in capital expenditure in the first three months of 2021 compared to the first three months of 2020.
Net Cash Provided (used) by Financing Activities of Continuing Operations
Net cash provided by continuing financing activities during the first three months of 2021 was approximately $67, as compared to cash used by continuing financing activities of $28 in the first three months of 2020. The approximate $95 increase to net cash from financing activities was driven by debt proceeds from affiliates of Natura &Co in 2021 and the settlement of stock options in the prior year period.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
Approximately 5% of our debt portfolio, our short-term debt, is exposed to floating interest rates. Our long-term borrowings are all at fixed rates of interest.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Open Up & Grow and Avon Integration plans, stabilization strategies, digital strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain, the legal status of the Representatives, and the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems. There is uncertainty around the duration and breadth of the COVID-19 pandemic and the effectiveness of responses to it. As a result, we cannot reasonably estimate at this time the continued impact, that COVID-19 may have on our business or operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact including on financial markets or otherwise. See also "Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2020 Annual Report.
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
•key information technology systems, process or site outages and disruptions, and any cybersecurity breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of Representative, customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident which could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations, and related costs to address such malicious intentional acts and to implement adequate preventative measures against cybersecurity breaches. This includes the cyber incident which occurred in the second quarter of 2020, see Note 1, Accounting Policies, to the Consolidated Financial Statements included herein and Item 4, Controls and Procedures;
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
•the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives; and,
•other risks and uncertainties include the possibility that the expected synergies and value creation from the Transaction (as defined in “Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Overview—Transaction with Natura Cosméticos S.A.”) will not be realized or will not be realized within the expected time period; the risk that the businesses of the Company and Natura &Co Holding will not be integrated successfully; disruption from the Transaction making it more difficult to maintain business and operational relationships; the possibility that the intended accounting and tax treatments of the Transaction are not achieved; the effect of the consummation of the Transaction on customers, employees, representatives, suppliers and partners and operating results; as well as more specific risks and uncertainties.
Additional information identifying such factors is contained in Item 1A of our 2020 Form 10-K for the year ended December 31, 2020, and in Item 1A of this 10-Q. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2020 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the Consolidated Financial Statements included herein.

ITEM 1A. RISK FACTORS

For discussion of the risk factors affecting the Company, see "Risk Factors" in Item 1A of our 2020 Annual Report.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	May 12, 2021	/s/ Elena Casap
Elena Casap
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.