Form 10-Q
period 2021-06-30
AVON PRODUCTS INC
filed 2021-08-13
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
Nunn Mills Road, Northampton NN1 5PA
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

The number of shares of Common Stock (par value $0.01) outstanding at June 30, 2021 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2021	June 30, 2020
Product sales	$864.8	$573.1
Other revenue	43.5	31.6
Revenue from affiliates of Natura &Co	8.7	1.8
Total revenue	917.0	606.5
Costs, expenses and other:
Cost of sales	(385.0)	(250.5)
Selling, general and administrative expenses	(551.1)	(406.1)
Operating loss	(19.1)	(50.1)

Interest expense	(26.4)	(31.7)
Interest income	(.1)	.3
Other income (expense), net	4.9	(.9)
Gain on sale of business/assets	1.5	.1
Total other expenses	(20.1)	(32.2)

Loss from continuing operations, before income taxes	(39.2)	(82.3)
Income taxes	(18.8)	(6.1)
Loss from continuing operations, net of tax	(58.0)	(88.4)
Loss from discontinued operations, net of tax	(4.1)	(5.1)
Net loss	(62.1)	(93.5)
Net loss attributable to noncontrolling interests	.5	.7
Net loss attributable to Avon	$(61.6)	$(92.8)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2021	June 30, 2020
Product sales	$1,715.2	$1,472.9
Other revenue	89.8	89.1
Revenue from affiliates of Natura &Co	16.4	1.8
Total revenue	1,821.4	1,563.8
Costs, expenses and other:
Cost of sales	(790.4)	(671.5)
Selling, general and administrative expenses	(1,087.2)	(1,044.2)
Operating loss	(56.2)	(151.9)

Interest expense	(50.0)	(63.5)
Loss on extinguishment of debt and credit facilities	—	(7.8)
Interest income	.1	1.5
Other (income) expense, net	3.6	(19.1)
Gain on sale of business/assets	1.5	.1
Total other expenses	(44.8)	(88.8)

Loss from continuing operations, before income taxes	(101.0)	(240.7)
Income taxes	(25.9)	(14.9)
Loss from continuing operations, net of tax	(126.9)	(255.6)
Income (loss) from discontinued operations, net of tax	.9	(9.8)
Net loss	(126.0)	(265.4)
Net loss attributable to noncontrolling interests	.8	1.6
Net loss attributable to Avon	$(125.2)	$(263.8)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2021	June 30, 2020
Net loss	$(62.1)	$(93.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	16.4	(.2)
Unrealized gain (loss) on revaluation of long-term intercompany balances	14.5	(3.3)
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	1.3	2.0
Total other comprehensive income (loss), net of income taxes	32.2	(1.5)
Comprehensive loss	(29.9)	(95.0)
Less: comprehensive loss attributable to noncontrolling interests	.4	.7
Comprehensive loss attributable to Avon	$(29.5)	$(94.3)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2021	June 30, 2020
Net loss	$(126.0)	$(265.4)
Other comprehensive loss:
Foreign currency translation adjustments	4.2	(84.0)
Unrealized loss on revaluation of long-term intercompany balances	(17.8)	(26.6)
Change in unrealized loss on cash flow hedges, net of taxes of $0.0 and $0.0	—	.6
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.4 and $0.4	2.5	4.0
Total other comprehensive loss, net of income taxes	(11.1)	(106.0)
Comprehensive loss	(137.1)	(371.4)
Less: comprehensive loss attributable to noncontrolling interests	.7	1.8
Comprehensive loss attributable to Avon	$(136.4)	$(369.6)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 (Audited) and June 30, 2021 (Unaudited)

(In millions)	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$254.3	$364.9
Restricted cash	—	7.8
Accounts receivable, net	255.4	259.1
Receivables from affiliates of Natura &Co	11.0	6.1
Inventories	495.9	459.1
Prepaid expenses and other	201.6	204.2
Assets held for sale	8.9	13.9
Total current assets	1,227.1	1,315.1
Property, plant and equipment, at cost	1,155.5	1,148.5
Less accumulated depreciation	(725.4)	(709.9)
Property, plant and equipment, net	430.1	438.6
Right-of-use assets	118.1	153.1
Goodwill	77.7	83.2
Deferred tax asset	126.3	135.8
Other assets	459.1	438.5
Total assets	$2,438.4	$2,564.3
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$59.8	$28.0
Loans from affiliates of Natura &Co	393.9	1,008.6
Accounts payable	606.0	709.4
Payables to affiliates of Natura &Co	4.1	—
Accrued compensation	100.1	89.4
Other accrued liabilities	315.3	334.7
Sales taxes and taxes other than income	77.0	89.9
Income taxes	—	5.4
Current liabilities of discontinued operations	19.4	27.1
Liabilities held for sale	—	2.3
Total current liabilities	1,575.6	2,294.8
Long-term debt	676.4	675.4
Loans from affiliates of Natura &Co	776.0	—
Long-term operating lease liability	91.0	120.9
Employee benefit plans	128.8	133.3
Long-term income taxes	109.9	101.1
Other liabilities	80.2	106.0
Total liabilities	3,437.9	3,431.5
Shareholders’ Deficit
Common stock	—	—
Additional paid-in capital	627.6	622.8
Retained losses	(485.7)	(360.5)
Accumulated other comprehensive loss	(1,145.0)	(1,133.8)
Treasury stock, at cost	—	—
Total Avon shareholders’ deficit	(1,003.1)	(871.5)
Noncontrolling interests	3.6	4.3
Total shareholders’ deficit	(999.5)	(867.2)
Total liabilities and shareholders’ deficit	$2,438.4	$2,564.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net loss	$(126.0)	$(265.4)
Income (loss) from discontinued operations, net of tax	.9	(9.8)
Loss from continuing operations, net of tax	(126.9)	(255.6)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	27.9	30.2
Amortization	12.1	13.1
Provision for doubtful accounts	34.6	52.7
Provision for obsolescence	13.9	21.4
Share-based compensation	3.3	18.6
Foreign exchange (gains) losses	(5.2)	9.2
Deferred income taxes	5.4	14.9
Impairment loss on assets	—	.7
Gain on sale of business / assets	—	(.1)
Other	(.6)	13.2
Changes in assets and liabilities:
Accounts receivable	(33.5)	36.8
Inventories	(49.6)	(52.6)
Prepaid expenses and other	1.0	(12.0)
Accounts payable and accrued liabilities	(80.9)	(191.7)
Income and other taxes	(8.9)	(23.7)
Noncurrent assets and liabilities	(9.5)	(15.8)
Net cash used by operating activities of continuing operations	(216.9)	(340.7)
Cash Flows from Investing Activities
Capital expenditures	(31.4)	(21.1)
Disposal of assets	1.6	1.1
Net proceeds from sale of business / assets	—	10.0
Other investing activities	—	.4
Net cash used by investing activities of continuing operations	(29.8)	(9.6)
Cash Flows from Financing Activities
Cash dividends	—	(8.6)
Debt, net (maturities of three months or less)	(10.3)	10.1
Proceeds from debt	209.4	20.0
Repayment of debt	(48.0)	(.2)
Repurchase of common stock	—	(.4)
Settlement of stock options	—	(25.8)
Settlement of derivative contracts	(5.2)	16.5
Net cash provided by financing activities of continuing operations	145.9	11.6
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(6.8)	(8.4)
Net cash used by discontinued operations	(6.8)	(8.4)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(11.5)	(17.4)
Net decrease in cash and cash equivalents, and restricted cash	(119.1)	(364.5)
Cash and cash equivalents, and restricted cash at beginning of period	373.4	661.1
Cash and cash equivalents, and restricted cash at end of period	$254.3	$296.6
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-In Capital	Losses	Comprehensive Loss	Interests	Total
Balances at December 31, 2020	—	$—	$622.8	$(360.5)	$(1,133.8)	$4.3	$(867.2)
Net loss	—	—	—	(63.6)	—	(.3)	(63.9)
Other comprehensive loss	—	—	—	—	(43.3)	—	(43.3)
Exercise/ vesting/ expense of share-based compensation	—	—	.6	—	—	—	.6
Balances at March 31, 2021	—	$—	$623.4	$(424.1)	$(1,177.1)	$4.0	$(973.8)
Net loss	—	—	—	(61.6)	—	(.5)	(62.1)
Other comprehensive income	—	—	—	—	32.1	.1	32.2
Exercise/ vesting/ expense of share-based compensation	—	—	4.2	—	—	—	4.2
Balances at June 30, 2021 (1)	—	$—	$627.6	$(485.7)	$(1,145.0)	$3.6	$(999.5)
(1) The number of shares of Common Stock (par value $0.01 per share) outstanding at June 30, 2021 was 101.34.

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings, (Losses)	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2019	770.0	$192.6	$2,321.2	$2,138.9	$(1,040.0)	319.9	$(4,603.3)	$6.8	$(983.8)
Credit Losses Cumulative catch up	—	—	—	(2.0)	—	—	—	—	(2.0)
Net loss	—	—	—	(171.0)	—	—	—	(.9)	(171.9)
Other comprehensive loss	—	—	—	—	(104.3)	—	—	(.2)	(104.5)
Conversion of Series C convertible preferred stock (1)	—	—	—	(710.8)	—	(87.0)	1,197.6	—	486.8
Exercise/ vesting/ expense of share-based compensation	—	(.2)	(9.7)	—	—	—	—	—	(9.9)
Exchange of common stock (2)	(770.0)	(192.4)	(1,788.1)	(1,425.2)	—	(232.9)	3,405.7	—	—
Balances at March 31, 2020	—	—	523.4	(170.1)	(1,144.3)	—	—	5.7	(785.3)
Net loss	—	—	—	(92.8)	—	—	—	(.7)	(93.5)
Other comprehensive loss	—	—	—	—	(1.5)	—	—	—	(1.5)
Exercise/ vesting/ expense of share-based compensation	—	—	.8	—	—	—	—	—	.8
Balances at June 30, 2020(3)	—	$—	$524.2	$(262.9)	$(1,145.8)	—	$—	$5.0	$(879.5)
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
Reclassifications
During the third quarter of 2020, we identified an immaterial classification error in the Consolidated Statement of Cash Flows relating to the six-month period ended June 30, 2020 with respect to cash flows from the settlement of derivative contracts. Our accounting policy is to classify derivative cash flows as operating, investing or financing consistent with the nature of the underlying hedged item. However, we have identified that cash flows relating to derivative contracts that economically hedge foreign exchange gains and losses on intercompany loans have been incorrectly classified as operating activities rather than financing activities. We have corrected this reclassification error through a revision to the unaudited interim Consolidated Statement of Cash Flows for the six-month period ended June 30, 2020 to reclassify cash inflows of $16.5 from the settlement of derivative contracts from operating activities to financing activities.
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
In the second quarter of 2021, COVID-19 continued to have a significant impact on our operations as many markets were subject to restrictions. Most markets in Avon Latin America and Avon International had revenue growth during the second quarter of 2021. Avon International and Brazil were more significantly impacted by COVID-19 in the second quarter which resulted in deceleration of the Beauty market growth and a lower representative base. It is unclear if current lockdown measures will continue or be reestablished elsewhere globally which could dampen our recovery from COVID-19.
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
Going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control, we might expect some negative impact on revenue from COVID-19 to continue for the remainder of 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its operating and financing obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. This support also includes the loan originally issued by a subsidiary of Natura &Co Holding to a subsidiary of the Company of $960 that is currently due on November 2, 2021. In July 2021, the $960 loan was partially repaid with a loan maturing in 2028. As a result the outstanding balance due to a subsidiary of Natura &Co Holding S.A., on November 2, 2021 is $204 and the amount outstanding in 2028 is $776.
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
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon during the three and six month periods ended June 30, 2021 and 2020 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative expenses	$(4.1)	$(5.1)	$.9	$(9.8)
Operating (loss) income	$(4.1)	$(5.1)	$.9	$(9.8)
(Loss) income from discontinued operations, net of tax	$(4.1)	$(5.1)	$.9	$(9.8)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Assets and Liabilities Held for Sale
The major classes of assets comprising held for sale assets on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 are shown in the following table:

	June 30, 2021	December 31, 2020

Current held for sale assets
Inventories	$—	$2.6
Property, Plant & Equipment (net)	8.9	9.2
Cash and cash equivalents	—	.7
Other assets	—	1.4
	$8.9	$13.9

Current held for sale liabilities
Accounts payable	$—	$.5
Other liabilities	—	1.8
	$—	$2.3
At June 30, 2021, assets held for sale include one property in Avon International segment and one property in the Avon Latin America Segment. At December 31, 2020, assets held for sale include one property and one business in Avon International segment and one property in the Avon Latin America Segment.
Divestitures
Italy Branch
In June 2021, we completed the sale of a branch of our Italian business for a total selling price of $1.7, the proceeds of which will be received in installments between October 2021 and December 2026, and will be presented as investing activities in the Consolidated Statement of Cash Flows.
In the second quarter of 2021, we recorded a gain of $1.4 before and after tax, which is reported separately in the Consolidated Statements of Operations representing the difference between the proceeds and the carrying value of the branch of the Italian business on the date of sale.
Hungary Distribution Center in Gödöllő
In April 2020, we signed an agreement to sell the Hungary Distribution Center in Gödöllő for a total selling price of $3.4, and received a deposit of $.3. In June 2020, we completed the sale of the asset and the remaining proceeds of $3.1 were received. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows.
In the second quarter of 2020, we recorded a gain of $.1 before and after tax, which is reported separately in the Consolidated Statements of Operations. The gain represents the difference between the proceeds and the carrying value of the Hungary Distribution Center on the date of sale.
China Wellness Plant
In March 2020, we signed an agreement to sell the China Wellness Plant for a total selling price of $6.6 before expenses. In the six-month period ended June 30, 2020, we received a cash deposit for the selling price of $6.6, presented as investing activities in the Consolidated Statement of Cash Flows, which included $3.3 of restricted cash.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statement of Operations Data
Revenue from affiliates of Natura &Co(2)	$8.7	$1.8	$16.4	$1.8
Gross profit from affiliates of Natura &Co(2)	$.5	$.4	$1.1	$.4

Interest expense on Loan from affiliates of Natura &Co(4)	$(9.8)	$(.3)	$(18.5)	$(.3)

	June 30, 2021	December 31, 2020
Balance Sheet Data
Receivables due from Instituto Avon(1)	$.9	$.8
Receivables due from affiliates of Natura &Co(2)	$11.0	$6.1
Payables due to affiliates of Natura &Co(3)	$4.1	$—
Loans from affiliates of Natura &Co maturing within one year(4)	$393.9	$1,008.6
Loans from affiliates of Natura &Co maturing after one year(4)	$776.0	$—
Investments in affiliates of Natura &Co(5)	$.1	$—
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
(2) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $8.7 and $1.8 associated with these agreements during the three months ended June 30, 2021 and 2020, respectively. The Company recorded gross profit from related party of $.5 and $.4 associated with these agreements during the three months ended June 30, 2021 and 2020, respectively. The Company recorded revenue from related party of $16.4 and $1.8 associated with these agreements during the six months ended June 30, 2021 and 2020, respectively. The Company recorded gross profit from related party of $1.1 and $.4 associated with these agreements during the six months ended June 30, 2021 and 2020, respectively. Receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.
(3) The payable to Natura &Co relates to the vesting and settlement of share based compensation awards denominated in Natura &Co American Depository Receipts including the 2018 long-term employee incentive program which vested and were automatically exercised in March 2021.
(4) Loans from affiliates of Natura &Co Holding at June 30, 2021 of $1,169.9 include $980.1 outstanding under a Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding S.A.. In July 2021, the $960 loan was partially repaid with a loan maturing in 2028. As a result the outstanding balance due on November 2, 2021 is $204 and the amount outstanding in 2028 is $776. In accordance with ASC 470 - Debt, $776 has been presented as non-current in the Consolidated Balance Sheet as of June 30, 2021. Loans from affiliates of Natura &Co Holding at June 30, 2021 also include $181.6 outstanding under the Revolving Credit Facility between Avon Luxembourg Holdings S.à r.l and Natura &Co International S.à r.l.. Loans from affiliates of Natura &Co Holding at December 31, 2020 of $1,008.6 include $965 outstanding

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
under a Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding S.A.. Loans from affiliates of Natura &Co Holding at December 31, 2020 also include $41.6 outstanding under the Revolving Credit Facility between Avon Luxembourg Holdings S.à r.l and Natura &Co International S.à r.l.. See Note 15, Debt and Other Financing, for further information relating to these loans.
(5) During the second quarter of 2021, Avon Cosméticos LTDA., made an investment of BRL $.5 in Natura &Co Pay Holding Financeira S.A., representing a 10% holding in the company. This is presented in other assets in our Consolidated Balance Sheets.

4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended June 30, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$147.0	$134.0	$281.0	$—	$281.0
Fragrance	114.5	106.0	220.5	—	220.5
Color	59.0	50.2	109.2	—	109.2
Total Beauty	320.5	290.2	610.7	—	610.7
Fashion & Home:
Fashion	64.7	49.2	113.9	—	113.9
Home	14.6	116.2	130.8	—	130.8
Total Fashion & Home	79.3	165.4	244.7	—	244.7
Certain Brazil indirect taxes*	—	9.4	9.4	—	9.4
Product sales	399.8	465.0	864.8	—	864.8
Representative fees	16.5	26.8	43.3	—	43.3
Other	.1	.1	.2	8.7	8.9
Other revenue	16.6	26.9	43.5	8.7	52.2
Total revenue	$416.4	$491.9	$908.3	$8.7	$917.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30, 2020
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$122.6	$93.6	$216.2	$—	$216.2
Fragrance	78.7	70.8	149.5	—	149.5
Color	45.3	29.9	75.2	—	75.2
Total Beauty	246.6	194.3	440.9	—	440.9
Fashion & Home:			—	—
Fashion	38.4	26.9	65.3	—	65.3
Home	7.8	59.1	66.9	—	66.9
Total Fashion & Home	46.2	86.0	132.2	—	132.2
Net sales	292.8	280.3	573.1	—	573.1
Representative fees	11.1	18.1	29.2	—	29.2
Other	1.1	1.3	2.4	1.8	4.2
Other revenue	12.2	19.4	31.6	1.8	33.4
Total revenue	$305.0	$299.7	$604.7	$1.8	$606.5

	Six Months Ended June 30, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$292.3	$261.0	$553.3	$—	$553.3
Fragrance	234.4	208.1	442.5	—	442.5
Color	122.4	100.7	223.1	—	223.1
Total Beauty	649.1	569.8	1,218.9	—	1,218.9
Fashion & Home:
Fashion	132.4	100.0	232.4	—	232.4
Home	31.4	223.1	254.5	—	254.5
Total Fashion & Home	163.8	323.1	486.9	—	486.9
Certain Brazil indirect taxes*	—	9.4	9.4	—	9.4
Product sales	812.9	902.3	1,715.2	—	1,715.2
Representative fees	34.3	55.1	89.4	—	89.4
Other	.1	.3	.4	16.4	16.8
Other revenue	34.4	55.4	89.8	16.4	106.2
Total revenue	$847.3	$957.7	$1,805.0	$16.4	$1,821.4

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
* 2021 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $9, in our Consolidated Income Statements. See Note 10 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
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
The following table provides information about receivables and contract liabilities from contracts with customers at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accounts receivable, net of allowances of $47.9 and $51.1	$255.4	$259.1
Contract liabilities	$39.1	$52.1
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the six months ended June 30, 2021, we recognized $35.9 of revenue related to the contract liability balance at the beginning of the six month period ended June 30, 2021, as the result of performance obligations satisfied. In addition, we deferred an additional $27.2 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at June 30, 2021 as compared with December 31, 2020.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
5. INVENTORIES

Components of Inventories	June 30, 2021	December 31, 2020
Raw materials	$143.7	$131.3
Finished goods	352.2	327.8
Total	$495.9	$459.1

6. LEASES

We have operating and finance leases for corporate and market offices, warehouses, automotive and other equipment. Our sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The table below shows the sublease income recorded in the Consolidated Statement of Operations incurred during the three months ended June 30, 2021 and 2020:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	Classification	2021	2020	2021	2020
Sublease income	Selling, general and administrative expenses	3.0	4.5	7.3	8.6

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
These matters are being contested at the administrative court, where proceedings are currently in progress. As of June 30, 2021 and December 31, 2020, the total amount under discussion classified as reasonably possible was $395 and $378, respectively.
Tax on Manufactured Products – Decree equated certain commercial companies (not subject to IPI taxation) to industrial companies (IPI taxpayers)
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the Federal Tax Authority. As of June 30, 2021 and December 31, 2020, the total amount under discussion classified as reasonably possible was $254 and $231, respectively.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2021, there were 129 individual cases pending against the Company. During the three months ended June 30, 2021, 28 new cases were filed and 8 cases were dismissed, settled or otherwise resolved. The value of the settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the three months ended June 30, 2021. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.
We believe that the claims asserted against us in these cases are without merit. We are defending vigorously against these claims and will continue to do so. To date, the Company has not proceeded to trial in any case filed against it and there have

AVON PRODUCTS, INC.

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
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at June 30, 2021 and December 31, 2020 was approximately $10 and $8, respectively. Accordingly, we have recognized a liability for this amount.
Shareholder Litigation
On February 14, 2019, a purported shareholder’s class action complaint (Bevinal v. Avon Products, Inc., et al., No. 19-cv-1420) was filed in the United States District Court for the Southern District of New York against the Company and certain former officers of the Company. The complaint was subsequently amended and recaptioned "In re Avon Products, Inc. Securities Litigation". The amended complaint is brought on behalf of a purported class consisting of all purchasers or acquirers of Avon common stock between January 21, 2016 and November 1, 2017, inclusive. The complaint asserts violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") based on allegedly false or misleading statements and alleged market manipulation with respect to, among other things, changes made to Avon’s credit terms for Representatives in Brazil. Avon and the individual defendants filed a motion to dismiss which the court denied. During 2020, the parties reached an agreement on a settlement of this class action. The terms of settlement include releases by members of the class of claims against the Company and the individual defendants and payment of $14.5 million. Approximately $2 million of the settlement was paid by the Company (which represented the remaining deductible under the Company’s applicable insurance policies) and the remainder of the settlement was paid by the Company’s insurers. On August 31, 2020, the court granted preliminary approval of the settlement, and on February 3, 2021, the court entered an order and judgment granting final approval of the settlement. This judgment is now final.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2021 is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and six months ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2021	$(1,082.7)	$(4.3)	$(90.1)	$(1,177.1)
Other comprehensive income other than reclassifications	30.8	—	—	30.8
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	1.3	1.3
Total reclassifications into earnings	—	—	1.3	1.3
Balance at June 30, 2021	$(1,051.9)	$(4.3)	$(88.8)	$(1,145.0)

AVON PRODUCTS, INC.

Three Months Ended June 30, 2020	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2020	$(1,049.6)	$(4.3)	$(90.4)	$(1,144.3)
Other comprehensive loss other than reclassifications	(3.5)	—	—	(3.5)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	2.0	2.0
Total reclassifications into earnings	—	—	2.0	2.0
Balance as June 30, 2020	$(1,053.1)	$(4.3)	$(88.4)	$(1,145.8)

Six Months Ended June 30, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2020	$(1,038.2)	$(4.3)	$(91.3)	$(1,133.8)
Other comprehensive loss other than reclassifications	(13.7)	—	—	(13.7)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.4(1)	—	—	2.5	2.5
Total reclassifications into earnings	—	—	2.5	2.5
Balance at June 30, 2021	$(1,051.9)	$(4.3)	$(88.8)	$(1,145.0)

Six Months Ended June 30, 2020	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2019	$(942.7)	$(.6)	$(4.3)	$(92.4)	$(1,040.0)
Other comprehensive loss other than reclassifications	(110.4)	—	—	—	(110.4)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0	—	.6	—	—	.6
Amortization of net actuarial loss and prior service cost, net of tax of $0.4(1)	—	—	—	4.0	4.0
Total reclassifications into earnings	—	.6	—	4.0	4.6
Balance at June 30, 2020	$(1,053.1)	$—	$(4.3)	$(88.4)	$(1,145.8)

For further details on Other Comprehensive income, (loss) other than reclassifications see the Consolidated Statement of Comprehensive Loss.

(1) Gross amount reclassified to other income (expense), net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.

Foreign exchange net gain of $1.9 and net loss $.1 for the three months ended June 30, 2021 and 2020, respectively, and foreign exchange net losses of $.1 and $3.9 for the six months ended June 30, 2021 and 2020, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.
9. SEGMENT INFORMATION
We have identified two reportable segments based on geographic operations: Avon International and Avon Latin America.

AVON PRODUCTS, INC.

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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2021	2020	2021	2020
Avon International	$416.4	$305.0	$847.3	$782.1
Avon Latin America*	491.9	299.7	957.7	779.9
Total revenue from reportable segments*(1)	908.3	604.7	1,805.0	1,562.0
Revenue from affiliates to Natura &Co	8.7	1.8	16.4	1.8
Total revenue*(1)	917.0	606.5	1,821.4	1,563.8

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Loss	2021	2020	2021	2020
Segment Profit (Loss)
Avon International	$.6	$(4.4)	$(6.4)	$(1.7)
Avon Latin America*	17.6	(50.8)	13.0	(68.0)
Total profit (loss) from reportable segments*(2)	$18.2	$(55.2)	$6.6	$(69.7)
Unallocated global expenses(3)	(6.9)	(1.8)	(12.9)	(1.8)
Certain Brazil indirect taxes(5)	—	10.6	—	10.6
CTI restructuring initiatives	(30.4)	(3.4)	(49.9)	(5.2)
Costs related to the Transaction (4)	—	(.3)	—	(85.8)
Operating loss*	$(19.1)	$(50.1)	$(56.2)	$(151.9)
* 2021 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $9, in our Consolidated Income Statements. See Note 10 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
(1)Total revenue also includes revenue from other business activities of $2.4 and $2.4 for the three months ended June 30, 2021 and 2020, and $4.3 and $8.8 for the six months ended June 30, 2021 and 2020, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
(2)Total loss from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $.3 and $1.2 for the three months ended June 30, 2021 and 2020, and $.4 and $4.1 for the six months ended June 30, 2021 and 2020, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $55.7 and $39.3 for the three months ended June 30, 2021 and 2020, and $115.9 and $103.0 for the six months ended June 30, 2021 and 2020 respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment.
(3)For the three and six months ended June 30, 2021 and 2020, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
(4)For the three and six months ended June 30, 2020, costs related to the Transaction primarily include professional fees of approximately $44, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. Refer to Note 17, Merger with Natura for more information relating to the Natura transaction.

AVON PRODUCTS, INC.

(5)The three and six month periods ended June 30, 2020 include the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11.

10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2021 and December 31, 2020, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2021	December 31, 2020
Prepaid taxes and tax refunds receivable	$117.6	$117.6
Receivables other than trade	29.8	34.9
Prepaid brochure costs, paper and other literature	9.9	12.0
Other	44.3	39.7
Prepaid expenses and other	$201.6	$204.2
At June 30, 2021 and December 31, 2020, other assets included the following:

Components of Other Assets	June 30, 2021	December 31, 2020
Net overfunded pension plans	$108.9	$103.0
Capitalized software	75.0	76.0
Judicial deposits	51.3	50.9
Long-term receivables	178.1	157.0
Trust assets associated with supplemental benefit plans	29.8	33.7
Other	16.0	17.9
Other assets	$459.1	$438.5
Prepaid taxes and tax refunds receivable and long-term receivables include approximately $121 and $112 related to certain Brazil indirect taxes as of June 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021, the Brazilian Supreme Federal Court reached a final decision on a Motion of Clarification which supported the recognition of additional receivable balances related to certain Brazil indirect taxes. As of June 30, 2021, we have recorded our best estimate of the receivable of $12 and will continue to assess the impacts of the final decision.

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

AVON PRODUCTS, INC.

achieve relevant earnings. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce.
In May 2020, the new leadership of Avon International refreshed our strategy ("Open Up & Grow") which aims to return Avon International to growth over the next three years. Open Up & Grow replaces and builds on the success of the Open Up Avon strategy, launched in 2018, to strengthen competitiveness through enhancing the representative experience, improving brand position and relevance, accelerating digital expansion and improving costs. Over the next three years, savings are expected to continue to be achieved through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.
Costs to Implement Restructuring Initiatives - Three Months Ended June 30, 2021 and 2020
During the three months ended June 30, 2021, we recorded net costs to implement of $28.9, of which $3.8 related to Avon Integration, $24.8 related to Open Up & Grow and $.3 related to the Transformation Plan, in our Consolidated Statements of Operations. During the three months ended June 30, 2020, we recorded costs to implement of $3.3 of which $1.5 related to Avon Integration, $2.0 related to Open Up & Grow, and a net benefit of $.2 related to the Transformation Plan, in our Consolidated Statements of Operations.
During the six months ended June 30, 2021, we recorded net costs to implement of $48.4, of which $9.9 related to Avon Integration, $39.0 related to Open Up & Grow and a net benefit of $0.5 related to the Transformation Plan, in our Consolidated Statements of Operations. During the six months ended June 30, 2020, we recorded costs to implement of $5.1 of which $1.5 related to Avon Integration, $6.9 related to Open Up & Grow, and a net benefit of $3.3 related to the Transformation Plan, in our Consolidated Statements of Operations.
The costs during the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CTI recorded in operating profit - COGS
Inventory write-off	—	(.2)	.2	(.3)
	—	(.2)	.2	(.3)

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	21.1	.6	30.4	(1.7)
Implementation costs, primarily related to professional service fees	6.1	1.2	10.2	.7
Dual running costs	.3	.7	$.6	1.5
Contract termination and other net benefits	2.4	.7	$7.4	3.0
Impairment of other assets	—	—	$—	.7
Accelerated depreciation	.2	—	$.2	.4
Variable lease charges	.3	.4	$.9	.9
	30.4	3.6	$49.7	5.5

CTI recorded in operating profit	30.4	3.4	$49.9	5.2

CTI recorded in other (expense) income
(Gain) loss on sale of business / assets	(1.5)	(.1)	$(1.5)	(.1)

Total CTI	$28.9	$3.3	$48.4	$5.1

Avon Integration	$3.8	$1.5	$9.9	$1.5
Open Up & Grow	$24.8	$2.0	$39.0	$6.9
Transformation Plan	$.3	$(.2)	$(.5)	$(3.3)

AVON PRODUCTS, INC.

The following liability balances include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at June 30, 2021 and December 31, 2020 is $2.7 and $.7, respectively, related to employee related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at June 30, 2021 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2020	$9.0	$—	$2.8	$11.8
2021 charges	26.2	.2	1.5	27.9
Cash payments	(12.0)	—	(2.3)	(14.3)
Non-cash write-offs	—	(.2)	—	(.2)
Foreign exchange	(.1)	—	(.1)	(.2)
Balance at June 30, 2021	$23.1	$—	$1.9	$25.0
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan at June 30, 2021 and December 31, 2020 is $.4 and $3.5, respectively, related to employee related costs.
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2021.
The following table presents the restructuring charges incurred to date under Avon Integration, Open Up & Grow (formerly Open Up Avon) and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to date	$11.4	$—	$.2	$—	$11.6
Estimated charges to be incurred on approved initiatives	—	—	$—	—	—
Total expected charges on approved initiatives	$11.4	$—	$.2	$—	$11.6

Open Up & Grow
Charges incurred to date	$112.0	$106.6	$13.8	$(10.9)	$221.5
Estimated charges to be incurred on approved initiatives	—	—	2.1	—	2.1
Total expected charges on approved initiatives	$112.0	$106.6	$15.9	$(10.9)	$223.6

AVON PRODUCTS, INC.

The charges, net of adjustments, of initiatives under the Open Up & Grow and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Avon International	Avon Latin America	Total
Avon Integration
2020	$6.2	$4.6	$10.8
First quarter 2021	(.5)	2.0	1.5
Second quarter 2021	(.7)	—	(.7)
Charges incurred to date	5.0	6.6	11.6
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$5.0	$6.6	$11.6

Open Up & Grow
2018	$52.8	$64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
First quarter 2021	9.4	(.1)	9.3
Second quarter 2021	21.1	—	21.1
Charges incurred to date	121.2	100.3	221.5
Estimated charges to be incurred on approved initiatives	2.1	—	2.1
Total expected charges on approved initiatives	$123.3	$100.3	$223.6
The charges above are not included in segment profit, as this excludes costs to implement restructuring initiatives. The amounts shown in the tables above as charges recorded to date relate to initiatives that have been approved and recorded in the consolidated financial statements, as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met.
12. GOODWILL

	Avon International	Avon Latin America	Total
Net balance at December 31, 2020	$20.0	$63.2	$83.2

Changes during the period ended June 30, 2021:
Foreign exchange	(.7)	(4.8)	(5.5)
Net balance at June 30, 2021	$19.3	$58.4	$77.7

AVON PRODUCTS, INC.

13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Total
Assets:
Foreign exchange forward contracts	$—	$.4	$.4
Total	$—	$.4	$.4
Liabilities:
Foreign exchange forward contracts	$—	$.1	$.1
Total	$—	$.1	$.1
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2021 and December 31, 2020, respectively, consisted of the following:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$—	$—	$4.2	$4.2
Debt maturing within one year	(59.8)	(59.8)	(28.0)	(28.0)
Loans from affiliates of Natura &Co maturing within one year	(393.9)	(393.9)	(1,008.6)	(1,008.6)
Long-term debt(1)	(676.4)	(781.7)	(675.4)	(782.4)
Loans from affiliates of Natura &Co maturing after one year	(776.0)	(776.0)	—	—
Foreign exchange forward contracts	.3	.3	(3.2)	(3.2)
(1) The carrying value of long-term debt is presented net of debt issuance costs and includes any related discount or premium, as applicable.
The methods and assumptions used to estimate fair value are as follows:

AVON PRODUCTS, INC.

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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at June 30, 2021:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.4	Accounts payable	$.1
Total derivatives		$.4		$.1

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
Interest Rate Risk
On June 30, 2021 we entered into a cross-currency interest rate swap agreement with a third party bank, designated as a cash flow hedge, whereby we receive fixed rate interest payments on $11 at 2.10% per annum in exchange for making floating interest rate payments on BRL $55 at CDI plus 1.87% for a period of 6 months. At June 30, 2021 the fair value of the cross currency interest-rate swap agreement was less than $.1. At December 31, 2020, we did not have any interest-rate swap agreements. Approximately 10% and 4% of our debt portfolio at June 30, 2021 and December 31, 2020, respectively, was exposed to floating interest rates, which relates to our short-term debt portfolio.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2021, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $196 for various currencies, none of which were designated as cash flow hedges.

AVON PRODUCTS, INC.

We may use foreign exchange forward contracts to manage foreign currency exposure of certain balance sheet items. The change in fair value of these items is immediately recognized in earnings and substantially offsets the foreign currency translation impact recognized in earnings relating to the associated balance sheet items. During the three months ended June 30, 2021 and 2020, we recorded losses of $.6 and $3.7, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the six months ended June 30, 2021 and 2020, we recorded a loss of $1.3 and a gain $6.8, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
15. DEBT
Natura Revolving Credit Facility
In May 2020, the Company’s subsidiary, Avon Luxembourg Holdings S.à r.l entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l,. a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the initial amount of $100, such amount increased to $250 in March 2021, which may be used for working capital and other general corporate purposes (the "Facility"). Any borrowings under the Facility will bear interest at a rate per annum of LIBOR plus an arms length margin, the Facility will mature on May 31, 2022. As at June 30, 2021, $181.6 including interest was outstanding under the Facility. In July 2021, $150 was repaid linked to the sale of Avon Luxembourg Holdings S.à r.l to a subsidiary of Natura &Co Holding S.A.
Other loans from affiliates of Natura &Co
In May 2021, Cosmeticos Avon S.A.C.I entered into a Promissory Note with a subsidiary of Natura&Co Holding S.A. in the amount of ARS$550 million. The promissory note bears interest at a rate per annum of 44.29% and matures on November 11, 2021. As at June 30, 2021, $6 including interest was outstanding under the Promissory Note.
In November 2020, Avon International Operations, Inc. ("AIO") entered into a Promissory Note with a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $960. The Promissory Note bears interest at a rate per annum of 3.13% and matures on November 2, 2021 (“the Natura &Co Loan”). As at June 30, 2021, $980 including accrued interest of $20 was outstanding under the Promissory Note. In July 2021, the $960 loan was partially repaid with a loan maturing in 2028. As a result the outstanding balance due to a subsidiary of Natura &Co Holding S.A., on November 2, 2021 is $204 and the amount outstanding in 2028 is $776. In accordance with ASC 470 - Debt, $776 has been presented as non-current in the Consolidated Balance Sheet as of June 30, 2021.
Loans from affiliates of Natura &Co Holding at June 30, 2021 also include a $2 previously intercompany balance that became a related party balance on the sale of Avon Shanghai Management to an affiliate of Natura &Co Holding in August 2020.
Other short-term financing
In addition, at June 30, 2021, we utilized approximately $60 of short-term financing from third-party banks across multiple markets.
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
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the "2013 Notes"). As of June 30, 2021, the following 2013 Notes remain outstanding; $461.9 aggregate principal amount of 5% Notes due March 15, 2023 and $216.1 aggregate principal amount of 6.95% Notes due March 15, 2043. Interest on the 2013 Notes is payable semiannually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes by S&P and Moody’s. As described in the indenture, the interest rates on the 2013 Notes increase or decrease by .25% for each one-notch movement below investment grade on each of the credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes.

AVON PRODUCTS, INC.

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
16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of June 30, 2021, our annual effective tax rate, excluding discrete items, is 27.1%, as compared to 27.5% as of June 30, 2020.
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
The provision for income taxes for the three months ended June 30, 2021 and 2020 was $18.8 and $6.1, respectively. Our effective tax rates for the three months ended June 30, 2021 and 2020 were (48.0)% and (7.4)%, respectively. The provision for income taxes for the six months ended June 30, 2021 and 2020 was $25.9 and $14.9, respectively. Our effective tax rates for the six months ended June 30, 2021 and 2020 were (25.6)% and (6.2)%, respectively.
The effective tax rates for the three months ended June 30, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the second quarter of 2021 was unfavorably impacted by the accrual of net income tax expense of $7.0 associated with recording a valuation allowance of $6.0 and reserves for uncertain tax positions of $1.4 net of miscellaneous income tax benefits of approximately $.4. The effective tax rate in the first quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $2.3.
The effective tax rates for the six months ended June 30, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first half of 2021 was unfavorably impacted by the accrual of net income tax expense of $9.4 associated with recording a valuation allowance of $6.0, reserves for uncertain tax positions of $2.6, and legislative changes of $.8. The effective tax rate in the first half of 2020 was also unfavorably impacted by miscellaneous income tax expense of approximately $3.8.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance

AVON PRODUCTS, INC.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of June 30, 2021, the COVID-19 pandemic is negative evidence the Company must consider. As of June 30, 2021, the negative evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.

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

AVON PRODUCTS, INC.
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

18. SUBSEQUENT EVENTS
Sale of Avon Luxembourg Holdings S.à r.l
On July 1, 2021, the Company sold Avon Luxembourg Holdings S.à r.l and its subsidiaries, including our Mexican business, to a subsidiary of Natura &Co Holding S.A. for $150. In the third quarter of 2021, the sale will be accounted for as a transaction under common control in accordance with ASC805 - Business Combinations. Any gain or loss on this transaction will be recorded directly in Retained Earnings representing the difference between the proceeds and the net assets of Avon Luxembourg Holdings S.à r.l and its subsidiaries on the date of sale. We are still assessing this transaction, including quantifying the amount of any foreign currency translation adjustment that should be included in the calculation of gain or loss and therefore are currently unable to estimate the impact it will have on our Consolidated Financial Statements. The proceeds were used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding S.A..

In July 2021, the $960 loan with a subsidiary of Natura &Co Holding S.A. was partially repaid with a loan maturing in 2028. As a result the outstanding balance due to a subsidiary of Natura &Co Holding S.A., on November 2, 2021 is $204 and the amount outstanding in 2028 is $776. In accordance with ASC 470 - Debt, $776 has been presented as non-current in the Consolidated Balance Sheet as of June 30, 2021.

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
During the six months ended June 30, 2021, revenue increased 16% with the impact of foreign exchange being broadly neutral as the weakening of the U.S. dollar relative to the South African rand, the British pound and the Mexican peso was offset by the strengthening of the U.S. dollar relative to the Russian ruble, the Turkish lira, the Brazilian real and the Argentinian peso. Constant $ Adjusted revenue increased 16%.
Revenue and Constant $ Adjusted revenue was impacted by an increase in Active Representatives of 8%, with increases in Avon Latin America being partly offset by decreases in Avon International, as well as a 8% increase in Constant $ Adjusted Average Representative Sales, with growth in both regions. Revenue in the six month period ended June 30, 2020 was negatively impacted by the cyber incident in June 2020 which shifted approximately $87 of revenue to the third quarter of 2020.
The increase in Constant $ Adjusted revenue was driven by growth of 5% in Avon International and 27% in Avon Latin America, mostly driven by the relaxation of COVID-19 restrictions in some markets compared to the three months ended June 30, 2020. Some markets were materially impacted by COVID-19 restrictions and are yet to show signs of recovery.
Units sold increased 7%, largely due to increases in Avon Latin America.
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
In the second quarter of 2021, COVID-19 continued to have a significant impact on our operations as many markets were subject to restrictions. Most markets in Avon Latin America and Avon International had revenue growth during the second quarter of 2021. Avon International and Brazil were more significantly impacted by COVID-19 in the second quarter which resulted in deceleration of the Beauty market growth and a lower representative base. It is unclear if current lockdown measures will continue or be reestablished elsewhere globally which could dampen our recovery from COVID-19.
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
Sale of Avon Luxembourg Holdings S.à r.l
On July 1, 2021, the Company sold Avon Luxembourg Holdings S.à r.l and its subsidiaries, including our Mexican business, to a subsidiary of Natura &Co Holding S.A. for $150, with the proceeds used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding S.A.. For additional information, see Note 18, Subsequent Events.
In addition, on July 2, 2021, the $960 loan with a subsidiary of Natura &Co Holding S.A. was partially repaid with a loan maturing in 2028. As a result the outstanding balance due to a subsidiary of Natura &Co Holding S.A., on November 2, 2021 is $204 and the amount outstanding in 2028 is $776. For additional information, see Note 3, Related Party Transactions, Note 15, Debt and Note 18, Subsequent Events.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED JUNE 30, 2021 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives; 2) costs related to the Transaction; 3) costs associated with the early termination of debt; 4) certain Brazil indirect taxes.

(1)CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 11, Restructuring Initiatives, to the Consolidated Financial Statements contained herein for further information.

(2)For the six months ended June 30, 2020, costs related to the Transaction of $86 primarily included professional fees incurred in relation to the Transaction of approximately $44, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. Further information relating to the Transaction is included in Note 17, Merger with Natura, to the Consolidated Financial Statements included herein.

(3)During the first quarter of 2020, the Company incurred costs of $8 associated with the early termination of debt.

(4)The three and six month periods ended June 30, 2021 include the impact of certain Brazil indirect taxes of approximately $12, which were recorded in product sales and other income. The three and six month periods ended June 30, 2020 include the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	%/Basis Point Change	2021	2020	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$917.0	$606.5	51%	$1,821.4	$1,563.8	16%
Cost of sales	(385.0)	(250.5)	54%	(790.4)	(671.5)	18%
Selling, general and administrative expenses	(551.1)	(406.1)	36%	(1,087.2)	(1,044.2)	4%
Operating loss	(19.1)	(50.1)	(62)%	(56.2)	(151.9)	(63)%
Interest expense	(26.4)	(31.7)	(17)%	(50.0)	(63.5)	(21)%
Loss on extinguishment of debt and credit facilities	—	—	—%	—	(7.8)	*
Interest (expense) income	(.1)	.3	*	.1	1.5	(93)%
Other income (expense), net	4.9	(.9)	*	3.6	(19.1)	*
Gain on sale of business / assets	1.5	.1	*	1.5	.1	*
Loss from continuing operations, before income taxes	(39.2)	(82.3)	(52)%	(101.0)	(240.7)	(58)%
Loss from continuing operations, net of tax	(58.0)	(88.4)	(34)%	(126.9)	(255.6)	(50)%
Net loss attributable to Avon	$(61.6)	$(92.8)	(34)%	$(125.2)	$(263.8)	(53)%

Advertising expenses(1)	$(18.6)	$(7.1)	*	$(36.2)	$(22.8)	59%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$917.0	$606.5	51%	$1,821.4	$1,563.8	16%
Certain Brazil Indirect taxes	(9.4)	—		(9.4)	—
Adjusted revenue	$907.6	$606.5	50%	$1,812.0	$1,563.8	16%

Gross margin	58.0%	58.7%	(70)	56.6%	57.1%	(50)
CTI restructuring	—	—	—	—	—	—
Certain Brazil Indirect taxes	(.4)	(.1)	(30)	(.2)	(.1)	(10)
Adjusted gross margin	57.6%	58.6%	(100)	56.4%	57.0%	(60)

Selling, general and administrative expenses as a % of total revenue	60.1%	67.0%	(690)	59.7%	66.8%	(710)
CTI restructuring	(3.3)	(.6)	(270)	(2.7)	(.3)	(240)
Certain Brazil Indirect taxes	.6	1.6	(100)	.3	.6	(30)
Costs related to the Transaction	—	—	—	—	(5.5)	550
Adjusted selling, general and administrative expenses as a % of total revenue	57.4%	68.0%	(1,060)	57.3%	61.6%	(430)

Operating loss	$(19.1)	$(50.1)	(62)%	$(56.2)	$(151.9)	(63)%
CTI restructuring	30.4	3.4		49.9	5.2
Certain Brazil Indirect taxes	(9.4)	(10.6)		(9.4)	(10.6)
Costs related to the Transaction	—	.3		—	85.8
Adjusted operating income (loss)	$1.9	$(57.0)	*	$(15.7)	$(71.5)	(78)%

Operating margin	(2.1)%	(8.3)%	620	(3.1)%	(9.7)%	660
CTI restructuring	3.3	.6	270	2.6	.3	230
Certain Brazil Indirect taxes	(1.0)	(1.7)	70	(.4)	(.7)	30
Costs related to the Transaction	—	—	—	—	5.5	(550)
Adjusted operating margin	0.2%	(9.4)%	960	(0.9)%	(4.6)%	370

Change in Constant $ Adjusted operating margin(2)			860			380

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	%/Basis Point Change	2021	2020	%/Basis Point Change

Loss before taxes	$(39.2)	$(82.3)	(52)%	$(101.0)	$(240.7)	(58)%
CTI restructuring	28.9	3.3		48.4	5.1
Certain Brazil Indirect taxes	(11.9)	(10.6)		(11.9)	(10.6)
Costs related to the Transaction	—	.3		—	85.8
Other items	—	—		—	7.8
Adjusted loss before taxes	$(22.2)	$(89.3)	(75)%	$(64.5)	$(152.6)	(58)%

Income taxes	$(18.8)	$(6.1)	*	$(25.9)	$(14.9)	74%

Effective tax rate	(48.0)%	(7.4)%		(25.6)%	(6.2)%

Performance Metrics
Change in Active Representatives			27%			8%
Change in units sold			23%			7%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all periods presented is calculated using the current-year Constant $ rates.
Three Months Ended June 30, 2021
Revenue
During the three months ended June 30, 2021, revenue increased 51% compared to the prior-year period, favorably impacted by the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue increased 50% favorably impacted by foreign exchange, primarily driven by the weakening of the U.S. dollar relative to the South African rand, the British pound and the Mexican peso. On a Constant $ basis, Adjusted revenue increased 41%.
Revenue and Constant $ Adjusted revenue was impacted by an increase in Active Representatives of 27% in multiple markets and a 14% increase in Constant $ Adjusted Average Representative Sales. The increase in Constant $ Adjusted revenue was driven by growth of 27% in Avon International and 52% in Avon Latin America, mostly driven by the relaxation of COVID-19 restrictions in some markets compared to the three months ended June 30, 2020. Some markets were materially impacted by COVID-19 restrictions and are yet to show signs of recovery. Revenue in the three month period ended June 30, 2020 was negatively impacted by the cyber incident in June 2020 which shifted approximately $87 of revenue to the third quarter of 2020.
Units sold increased 23%, largely due to increases in Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin increased by 620 basis points including the impact of increased restructuring expenses during the three month period ended June 30, 2021 and the receipt of certain Brazil Indirect taxes in the three month period ended June 30, 2020. Excluding these items, Adjusted operating margin increased by 960 basis points, compared to the same period of 2020. Adjusted operating margin performance was impacted favorably by foreign exchange translation losses as constant $ Adjusted operating margin increased by 860 basis points driven by improved SG&A as a percentage of total revenue offsetting the decline in gross margin. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Gross Margin
Adjusted gross margin decreased 100 basis points, compared to the same period of 2020, as higher supply chain costs and the unfavorable impact of foreign currency transaction losses more than offset the favorable impact of price/mix.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue decreased 690 basis points including the impact of increased restructuring expenses during the three month period ended June 30, 2021 and the receipt of certain Brazil Indirect taxes in the three month period ended June 30, 2020. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue decreased 1,060 basis points, compared to the same period of 2020. The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was driven by the impact of revenue growth on fixed costs and sales leader and field investments as investments made during the three months ended June 30, 2020 to support our Representatives in response to the COVID-19 pandemic were not required in the current year. In addition, Constant $ Adjusted SG&A as a percentage of Adjusted revenue was favorably impacted by lower bad debt, as the prior year period had an unfavorable impact on trade receivables recoverability from COVID-19 which is not seen in the current period.
Other Expenses
Interest expense decreased by approximately $6 and interest income has remained relatively unchanged compared to the prior-year period.
Other income (expense), net, of approximately $5 represents a favorable impact of $6 compared to the second quarter of 2020 primarily attributable to the favorable impact of foreign exchange net gains in the second quarter of 2021 which were not experienced to the same extent in the second quarter of 2020, and recognition of interest of $2 in 2021 relating to certain Brazil indirect taxes.
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
Our effective tax rates for the three months ended June 30, 2021 and 2020 were (48.0)% and (7.4)%, respectively. The effective tax rates for the three months ended June 30, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the second quarter of 2021 was unfavorably impacted by the accrual of net income tax expense of $7.0 associated with recording a valuation allowance of $6.0 and, reserves for uncertain tax positions of $1.4, net of miscellaneous income tax expense of approximately $.4. The effective tax rate for in the second quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $2.3.

Our Adjusted effective tax rates for the three months ended June 30, 2021 and 2020 were (72.5)% and (2.7)%, respectively. The Adjusted effective tax rates in 2021 and 2020 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the second quarter of 2021 was unfavorably impacted by the accrual of net income tax expense of $7.0 associated with recording a valuation allowance of $6.0 and, reserves for uncertain tax positions of $1.4 net of miscellaneous income tax expense of approximately $.4. The Adjusted effective tax rate in the second quarter of 2020 was unfavorably impacted by miscellaneous income tax expense of approximately $2.3.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of June 30, 2021, the COVID-19 pandemic is negative evidence the Company must consider. As of June 30, 2021, the negative

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 150 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had an favorable impact to operating profit and Adjusted operating profit of less than $5, or less than 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a favorable impact of approximately $5 before tax on both a reported and Adjusted basis.
Six Months Ended June 30, 2021
Revenue
During the six months ended June 30, 2021, revenue increased 16% with the impact of foreign exchange being broadly neutral as the weakening of the U.S. dollar relative to the South African rand, the British pound and the Mexican peso was offset by the strengthening of the U.S. dollar relative to the Russian ruble, the Turkish lira, the Brazilian real and the Argentinian peso. Constant $ Adjusted revenue increased 16%.
Revenue and Constant $ Adjusted revenue was impacted by an increase in Active Representatives of 8%, with increases in Avon Latin America being partly offset by decreases in Avon International, as well as a 8% increase in Constant $ Adjusted Average Representative Sales, with growth in both regions. Revenue in the six month period ended June 30, 2020 was negatively impacted by the cyber incident in June 2020 which shifted approximately $87 of revenue to the third quarter of 2020.
The increase in Constant $ Adjusted revenue was driven by growth of 5% in Avon International and 27% in Avon Latin America, mostly driven by the relaxation of COVID-19 restrictions in some markets compared to the three months ended June 30, 2020. Some markets were materially impacted by COVID-19 restrictions and are yet to show signs of recovery.
Units sold increased 7%, largely due to increases in Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin increased by 660 basis points, significantly benefiting from costs related to the Natura transaction in the six month period ended June 30, 2020 not repeating in the current year. This benefit was partially offset by increased restructuring expenses in the six month period ended June 30, 2021. Excluding these items, Adjusted operating margin increased by 370 basis points, compared to the same period of 2020. The impact of foreign exchange on Adjusted operating margin was broadly neutral and Constant $ Adjusted Operating Margin increased by 380 basis points driven by improved SG&A as a percentage of total revenue offsetting the decline in gross margin. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin decreased 60 basis points, compared to the same period of 2020 as higher supply chain costs and the unfavorable impact of foreign currency transaction losses more than offset the favorable impact of price/mix.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue decreased 710 basis points, significantly impacted by costs related to the Natura transaction in the six month period ended June 30, 2021. This benefit was partially offset by increased restructuring expenses in the six month period ended June 30, 2021. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue decreased 430 basis points, compared to the same period of 2020. The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was driven by the impact of revenue growth on fixed costs and sales leader and field investments as investments made during the three months ended June 30, 2020 to support our Representatives in response to the COVID-19 pandemic were not required in the current year. In addition, Constant $ Adjusted SG&A as a percentage of Adjusted revenue was favorably impacted by lower bad debt, as the prior year period had an unfavorable impact on trade receivables recoverability from COVID-19 which is not seen in the current period.
Other Expenses
Interest expense decreased by approximately $13 and interest income decreased by approximately $1 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $8 is primarily comprised of the costs of termination of our revolving credit facility in the six month period ended June 30, 2020. Refer to Note 15, Debt, to the Consolidated Financial Statements included herein for more information relating to these extinguishments of debt.
Other income (expense), net, of approximately $4 represents a favorable impact of $23 compared to the six month period ended June 30, 2020 primarily attributable to the unfavorable impact of foreign exchange net losses in the six month period ended June 30, 2020 which were not repeated in the six month period ended June 30, 2021 and recognition of interest of $2 in 2021 relating to certain Brazil indirect taxes.
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
Our effective tax rates for the six months ended June 30, 2021 and 2020 were (25.6)% and (6.2%), respectively. The effective tax rates for the six months ended June 30, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first half of 2021 was unfavorably impacted by the accrual of net income tax expense of $9.4 associated with recording a valuation allowance of $6.0, reserves for uncertain tax positions of $2.6, and legislative changes of $.8. The effective tax rate in the first half of 2020 was also unfavorably impacted by miscellaneous income tax expense of approximately $3.8.
Our Adjusted effective tax rates for the six months ended June 30, 2021 and 2020 were (38.7)% and (7.3%), respectively. The Adjusted effective tax rates in 2021 and 2020 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the second half of 2021 was unfavorably impacted by the accrual of net income tax expense of $9.4 associated with recording a valuation allowance of $6.0, reserves for uncertain tax positions of $2.6, and legislative changes of $.8. The effective tax rate in the first half of 2020 was also unfavorably impacted by miscellaneous income tax expense of approximately $3.8.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of June 30, 2021, the global COVID-19 pandemic is a piece of negative evidence the Company must consider. As of June 30, 2021, the increase in negative evidence due to COVID-19 has not resulted in any changes to the Company’s conclusions regarding the realizability of existing deferred tax assets that are not subject to a valuation allowance. The Company will continue to monitor the evolution of the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its deferred tax assets. Potential negative evidence, including worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $25, or approximately 150 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of less than $5, or less than 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a favorable impact of approximately $20 before tax on both a reported and Adjusted basis.
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
Avon International

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2021	2020	US$	Constant $	2021	2020	US$	Constant $
Total revenue	$416.4	$305.0	37%	27%	$847.3	$782.1	8%	5%
Segment profit	.6	(4.4)	114%	131%	$(6.4)	(1.7)	(276)%	(16)%

Segment margin	.1%	(1.4)%	150	230	(.8)%	(.2)%	(60)	10

Change in Active Representatives				7%				(9)%
Change in units sold				9%				(4)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2021
Total revenue increased 37% compared to the prior-year period, including the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the South African rand and the British pound. On a Constant $ basis, revenue increased 27% driven by an increase in Average Representative Sales and to a lesser extent Active Representatives. The increase in Revenue and Constant $ revenue was mostly driven by the relaxation of COVID-19 restrictions in some markets compared to the three months ended June 30, 2020. Some markets were materially impacted by COVID-19 restrictions and are yet to show signs of recovery. Revenue in the three month period ended June 30, 2020 was negatively impacted by the cyber incident in June 2020 which shifted approximately $12 of revenue to the third quarter of 2020.
The contribution of Active Representatives and Average Representative Sales into Total revenue was also impacted by a reduction in the frequency of campaign cycles as part of our strategy to simplify our business, with all markets now on a monthly campaign cycle.
Segment margin increased 150 basis points, or 230 on a Constant $ basis, mostly driven by lower SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin increased slightly as the positive impact of price/mix fully offset the unfavorable impact of foreign currency transaction losses and higher supply chain costs.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to lower bad debt, as the prior year period had an unfavorable impact on trade receivables recoverability from COVID-19 which is not seen in the current

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

period and lower sales leader and field investments as investments made during the three months ended June 30, 2020 to support our Representatives in response to the COVID-19 pandemic were not required in the current year.
Six Months Ended June 30, 2021
Total revenue increased 8% compared to the prior-year period, including the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the South African rand and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Russian ruble and the Turkish lira. On a Constant $ basis, revenue increased 5% driven by an increase in Average Representative Sales which more than offset the decrease in Active Representatives across most markets and the impact of a lower representative base compared to the prior year period. The increase in Revenue and Constant $ revenue was mostly driven by the relaxation of COVID-19 restrictions in some markets compared to the three months ended June 30, 2020. Some markets were materially impacted by COVID-19 restrictions and are yet to show signs of recovery. Revenue in the three month period ended June 30, 2020 was negatively impacted by the cyber incident in June 2020 which shifted approximately $12 of revenue to the third quarter of 2020.
The contribution of Active Representatives and Average Representative Sales into Total revenue was also impacted by a reduction in the frequency of campaign cycles as part of our strategy to simplify our business, with all markets now on a monthly campaign cycle.
Segment margin decreased 60 basis points, or increased 10 basis points on a Constant $ basis, mostly driven by lower SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin increased slightly as the positive impact of price/mix fully offset the unfavorable impact of foreign currency transaction losses and higher supply chain costs.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of revenue decline causing deleverage of our fixed expenses partially offset by lower bad debt, as the prior year period had an unfavorable impact on trade receivables recoverability from COVID-19 which is not seen in the current period.

Avon Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2021	2020	US$	Constant $	2021	2020	US$	Constant $
Total revenue	$491.9	$299.7	64%	56%	$957.7	$779.9	23%	28%
Certain Brazil indirect tax benefit	(9.4)	—	*	*	(9.4)	—	*	*
Adjusted revenue	482.5	299.7	61%	52%	948.3	779.9	22%	27%

Segment profit (loss)	17.6	(50.8)	*	*	13.0	(68.0)	*	*
Certain Brazil indirect tax benefit	(9.4)	—	*	*	(9.4)	—	*	*
Adjusted segment profit (loss)	8.2	(50.8)	*	*	3.6	(68.0)	*	*

Segment margin	3.6%	(17.0)%	2,060	1,780	1.4%	(8.7)%	1,010	970
Certain Brazil indirect tax benefit	1.9%	—%	*	*	1.0%	—%	*	*
Adjusted segment margin	1.7%	(17.0)%	1,870	1,580	.4%	(8.7)%	910	870

Change in Active Representatives				42%				21%
Change in units sold				34%				16%
*Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.

Three Months Ended June 30, 2021
Total revenue increased 64% compared to the prior-year period, favorably impacted by the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue increased 61% favorably impacted by foreign exchange, which was largely driven by the weakening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, Adjusted revenue increased 52% driven by an increase in Active Representatives and to a lesser extent an increase in Average

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Representative Sales. Revenue grew in all markets driven by the relaxation of COVID-19 restrictions in many countries, resulting in a return to growth in most markets as economies began to recover from the impact of the pandemic. Revenue in the three month period ended June 30, 2020 was negatively impacted by the cyber incident in June 2020 which shifted approximately $75 of revenue to the third quarter of 2020.
Revenue in Brazil increased 38% compared to the prior year period, favorably impacted by the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue increased 30% favorably impacted by foreign exchange. Active Representatives increased 26% primarily due to the impact of the cyber incident in June 2020 which shifted revenue to the third quarter of 2020.
Segment margin increased 2,060 basis points, or 1,580 basis points on a Constant $ Adjusted segment margin basis, primarily driven by improvements in SG&A.
Constant $ Adjusted gross margin declined primarily due to the unfavorable impact of foreign currency.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was driven by the impact of revenue growth on fixed costs and sales leader and field investments as investments made during the three months ended June 30, 2020 to support our Representatives in response to the COVID-19 pandemic were not required in the current year. In addition, Constant $ Adjusted SG&A as a percentage of Adjusted revenue was favorably impacted by lower bad debt, as the prior year period had an unfavorable impact on trade receivables recoverability from COVID-19 which is not seen in the current period.
Six Months Ended June 30, 2021
Total revenue increased 23% compared to the prior-year period, favorably impacted by the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue increased 22% unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Argentinian peso, partially offset by the weakening of the U.S. dollar relative to the Mexican peso in the latter part of the period. On a Constant $ basis, Adjusted revenue increased 27% driven by an increase in Active Representatives and to a lesser extent an increase in Average Representative Sales. Growth in the region was driven by most markets which more than offset the decline in Brazil. Revenue in the six month period ended June 30, 2021 was negatively impacted by the cyber incident in June 2020 which shifted approximately $75m of revenue to the third quarter of 2020.
Revenue in Brazil increased 2% compared to the prior year period, favorably impacted by the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue decreased 1% unfavorably impacted by foreign exchange. On an Adjusted Constant $ basis, revenue increased 10% primarily driven by an increase in Active Representatives as the six month period ended June 30, 2020 was negatively impacted by the cyber incident in June 2020.
Segment margin increased 1,010 basis points, or 870 basis points on a Constant $ Adjusted segment margin basis, primarily driven by improvements in SG&A.
Constant $ Adjusted gross margin marginally declined primarily due to the unfavorable impact of foreign currency and price/mix.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was driven by the impact of revenue growth on fixed costs and sales leader and field investments. In addition, Constant $ Adjusted SG&A as a percentage of Adjusted revenue was favorably impacted by lower bad debt, as the prior year period had an unfavorable impact on trade receivables recoverability from COVID-19 which is not seen in the current period.

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
The Company has cash on hand of approximately $254 as of June 30, 2021.
COVID-19 pandemic and going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company's control, we might expect some negative impact on revenue from COVID-19 to continue for the remainder of 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its operating and financing obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. This support also includes the loan originally issued by a subsidiary of Natura &Co Holding to a subsidiary of the Company of $960 that is currently due on November 2, 2021. In July 2021, the $960 loan was partially repaid with a loan maturing in 2028. As a result the outstanding balance due to a subsidiary of Natura &Co Holding S.A., on November 2, 2021 is $204 and the amount outstanding in 2028 is $776.
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
Cash Flows
Net Cash Used by Operating Activities of Continuing Operations

Net cash used by operating activities of continuing operations during the first six months of 2021 was approximately $217 as compared to net cash used by operating activities of continuing operations of approximately $341 during the first six months of 2020, a decreased cash outflow of approximately $124. The decrease in net cash used by operating activities was primarily due to one-time transaction costs in the first quarter of 2020, related to the acquisition by Natura &Co Holding. Cash outflows related to the Transaction included professional fees, senior officer severance and other expenses. Further information relating to the Transaction is included in Note 17, Merger with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.
Net Cash Used by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first six months of 2021 was approximately $30, as compared to net cash used by continuing investing activities of approximately $10 during the first six months of 2020. The approximate $20

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

increase to net cash used by continuing investing activities was driven by an increase in capital expenditure in the first six months of 2021 compared to the first six months of 2020. In addition, in the six month period ended, June 30, 2020, net proceeds of $10 were received from the sale of the Hungary Distribution Center in Gödöllő and deposits received for the sale of the China Wellness Plant.
Net Cash Provided by Financing Activities of Continuing Operations
Net cash provided by continuing financing activities during the first six months of 2021 was approximately $146, as compared to cash provided by continuing financing activities of $12 in the first six months of 2020. The approximate $134 increase to net cash from financing activities was driven by debt proceeds from affiliates of Natura &Co in 2021 and the settlement of stock options in the prior year period.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
Approximately 10% of our debt portfolio, our short-term debt, is exposed to floating interest rates. Our long-term borrowings are all at fixed rates of interest.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the Consolidated Financial Statements included herein.

ITEM 1A. RISK FACTORS

For a discussion of the risk factors affecting the Company, see "Risk Factors" in Item 1A of our 2020 Annual Report.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	August 13, 2021	/s/ Samantha Hutchison
Samantha Hutchison
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.