Form 10-Q
period 2021-09-30
AVON PRODUCTS INC
filed 2021-11-12
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

The number of shares of Common Stock (par value $0.01) outstanding at September 30, 2021 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2021	September 30, 2020
Product sales	$728.7	$950.1
Other revenue	33.1	47.0
Revenue from affiliates of Natura &Co	6.5	.9
Total revenue	768.3	998.0
Costs, expenses and other:
Cost of sales	(321.3)	(440.0)
Selling, general and administrative expenses	(465.9)	(534.2)
Operating (loss) income	(18.9)	23.8

Interest expense	(37.3)	(37.4)
Loss on extinguishment of debt and credit facilities	—	(4.1)
Interest income	1.1	.1
Other income (expense), net	.7	(1.0)
Gain on sale of business/assets	8.3	1.4
Total other expenses	(27.2)	(41.0)

Loss from continuing operations, before income taxes	(46.1)	(17.2)
Income taxes	10.4	(11.8)
Loss from continuing operations, net of tax	(35.7)	(29.0)
Loss from discontinued operations, net of tax	(7.4)	(4.5)
Net loss	(43.1)	(33.5)
Net loss attributable to noncontrolling interests	.6	.7
Net loss attributable to Avon	$(42.5)	$(32.8)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2021	September 30, 2020
Product sales	$2,443.9	$2,423.0
Other revenue	122.9	136.1
Revenue from affiliates of Natura &Co	22.9	2.7
Total revenue	2,589.7	2,561.8
Costs, expenses and other:
Cost of sales	(1,111.7)	(1,111.5)
Selling, general and administrative expenses	(1,553.1)	(1,578.4)
Operating loss	(75.1)	(128.1)

Interest expense	(87.3)	(100.9)
Loss on extinguishment of debt and credit facilities	—	(11.9)
Interest income	1.2	1.6
Other income (expense), net	4.3	(20.1)
Gain on sale of business/assets	9.8	1.5
Total other expenses	(72.0)	(129.8)

Loss from continuing operations, before income taxes	(147.1)	(257.9)
Income taxes	(15.5)	(26.7)
Loss from continuing operations, net of tax	(162.6)	(284.6)
Loss from discontinued operations, net of tax	(6.5)	(14.3)
Net loss	(169.1)	(298.9)
Net loss attributable to noncontrolling interests	1.4	2.3
Net loss attributable to Avon	$(167.7)	$(296.6)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2021	September 30, 2020
Net loss	$(43.1)	$(33.5)
Other comprehensive loss:
Foreign currency translation adjustments	(5.7)	(65.7)
Unrealized (loss) gain on revaluation of long-term intercompany balances	(3.8)	40.4
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	.7	4.4
Total other comprehensive loss, net of income taxes	(8.8)	(20.9)
Comprehensive loss	(51.9)	(54.4)
Less: comprehensive loss attributable to noncontrolling interests	.9	.5
Comprehensive loss attributable to Avon	$(51.0)	$(53.9)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2021	September 30, 2020
Net loss	$(169.1)	$(298.9)
Other comprehensive loss:
Foreign currency translation adjustments	(1.4)	(149.7)
Unrealized (loss) income on revaluation of long-term intercompany balances	(21.7)	13.8
Change in unrealized loss on cash flow hedges, net of taxes of $0.0 and $0.0	—	.6
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.6 and $0.6	3.2	8.4
Total other comprehensive loss, net of income taxes	(19.9)	(126.9)
Comprehensive loss	(189.0)	(425.8)
Less: comprehensive loss attributable to noncontrolling interests	1.6	2.3
Comprehensive loss attributable to Avon	$(187.4)	$(423.5)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 (Audited) and September 30, 2021 (Unaudited)

(In millions)	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$225.3	$364.9
Restricted cash	—	7.8
Accounts receivable, net	210.0	259.1
Receivables from affiliates of Natura &Co	22.7	6.1
Loans to affiliates of Natura &Co	44.9	—
Inventories	424.5	459.1
Prepaid expenses and other	162.9	204.2
Assets held for sale	4.6	13.9
Total current assets	1,094.9	1,315.1
Property, plant and equipment, at cost	950.3	1,148.5
Less accumulated depreciation	(587.7)	(709.9)
Property, plant and equipment, net	362.6	438.6
Right-of-use assets	112.1	153.1
Goodwill	75.2	83.2
Deferred tax asset	118.6	135.8
Loans to affiliates of Natura &Co	51.1	—
Other assets	459.8	438.5
Total assets	$2,274.3	$2,564.3
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$35.5	$28.0
Loans from affiliates of Natura &Co	148.7	1,008.6
Accounts payable	486.2	709.4
Payables to affiliates of Natura &Co	27.4	—
Accrued compensation	91.4	89.4
Other accrued liabilities	262.1	334.7
Sales taxes and taxes other than income	74.0	89.9
Income taxes	8.4	5.4
Current liabilities of discontinued operations	26.1	27.1
Liabilities held for sale	—	2.3
Total current liabilities	1,159.8	2,294.8
Long-term debt	675.8	675.4
Loans from affiliates of Natura &Co	972.8	—
Long-term operating lease liability	88.1	120.9
Employee benefit plans	107.0	133.3
Long-term income taxes	85.5	101.1
Other liabilities	83.8	106.0
Total liabilities	3,172.8	3,431.5
Shareholders’ Deficit
Common stock	—	—
Additional paid-in capital	632.1	622.8
Retained losses	(379.8)	(360.5)
Accumulated other comprehensive loss	(1,153.5)	(1,133.8)
Total Avon shareholders’ deficit	(901.2)	(871.5)
Noncontrolling interests	2.7	4.3
Total shareholders’ deficit	(898.5)	(867.2)
Total liabilities and shareholders’ deficit	$2,274.3	$2,564.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Net loss	$(169.1)	$(298.9)
Loss from discontinued operations, net of tax	(6.5)	(14.3)
Loss from continuing operations, net of tax	(162.6)	(284.6)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	39.6	43.4
Amortization	17.6	19.3
Provision for doubtful accounts	48.5	64.2
Provision for obsolescence	20.3	28.2
Share-based compensation	7.7	21.8
Foreign exchange (gains) losses	(1.2)	3.0
Deferred income taxes	(10.5)	21.8
Impairment loss on assets	1.0	1.8
Gain on sale of business / assets	(8.3)	(1.5)
Other	(.9)	22.1
Changes in assets and liabilities:
Accounts receivable	(51.2)	(84.0)
Inventories	(76.4)	(84.1)
Prepaid expenses and other	6.1	(9.0)
Accounts payable and accrued liabilities	(80.9)	(85.7)
Income and other taxes	(8.8)	2.8
Noncurrent assets and liabilities	(38.2)	13.9
Net cash used by operating activities of continuing operations	(298.2)	(306.6)
Cash Flows from Investing Activities
Capital expenditures	(48.2)	(30.0)
Disposal of assets	2.3	1.8
Net proceeds from sale of business / assets	13.9	11.3
Other investing activities	—	.4
Net cash used by investing activities of continuing operations(1)	(32.0)	(16.5)
Cash Flows from Financing Activities
Cash dividends	—	(8.6)
Debt, net (maturities of three months or less)	(5.0)	12.5
Proceeds from debt	269.9	80.8
Repayment of debt	(57.5)	(48.3)
Repayment of debt to affiliates of Natura &Co(1)	(31.7)	—
Repayment of debt by affiliates of Natura &Co	49.8	—
Repurchase of common stock	—	(.4)
Costs associated with debt issue / repayment	—	(3.8)
Settlement of stock options	—	(25.8)
Settlement of derivative contracts	(3.9)	19.5
Repayment of monetization of COFINS tax credits	(15.5)	—
Net cash provided by financing activities of continuing operations(1)	206.1	25.9
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(7.5)	(11.2)
Net cash used by discontinued operations	(7.5)	(11.2)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(16.5)	(23.9)
Net decrease in cash and cash equivalents, and restricted cash	(148.1)	(332.3)
Cash and cash equivalents, and restricted cash at beginning of period	373.4	661.0
Cash and cash equivalents, and restricted cash at end of period	$225.3	$328.7
The accompanying notes are an integral part of these statements.

(1) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding. Under the terms of the transaction and the associated Direction and Settlement Agreement, no cash flows in either investing or financing activities arose as a result of the transaction.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-In Capital	Losses	Comprehensive Loss	Interests	Total
Balances at December 31, 2020	—	$—	$622.8	$(360.5)	$(1,133.8)	$4.3	$(867.2)
Net loss	—	—	—	(63.6)	—	(.3)	(63.9)
Other comprehensive loss	—	—	—	—	(43.3)	—	(43.3)
Exercise/ vesting/ expense of share-based compensation	—	—	.6	—	—	—	.6
Balances at March 31, 2021	—	$—	$623.4	$(424.1)	$(1,177.1)	$4.0	$(973.8)
Net loss	—	—	—	(61.6)	—	(.5)	(62.1)
Other comprehensive income	—	—	—	—	32.1	.1	32.2
Exercise/ vesting/ expense of share-based compensation	—	—	4.2	—	—	—	4.2
Balances at June 30, 2021 (1)	—	$—	$627.6	$(485.7)	$(1,145.0)	$3.6	$(999.5)
Sale of Avon Luxembourg (2)	—	—	—	148.4	—	—	148.4
Net loss	—	—	—	(42.5)	—	(.6)	(43.1)
Other comprehensive loss	—	—	—	—	(8.5)	(.3)	(8.8)
Exercise/ vesting/ expense of share-based compensation	—	—	4.5	—	—	—	4.5
Balances at September 30, 2021 (1)	—	$—	$632.1	$(379.8)	$(1,153.5)	$2.7	$(898.5)
(1) The number of shares of Common Stock (par value $0.01 per share) outstanding at September 30, 2021 was 101.34.

(2) On July 1, 2021, the Company sold Avon Luxembourg Holdings S.à r.l. and its subsidiaries ("Avon Luxembourg"), including our Mexican business, to a subsidiary of Natura &Co Holding S.A. for $150. The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148, representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale, and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Audited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings, (Losses)	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2019	770.0	$192.6	$2,321.2	$2,138.9	$(1,040.0)	319.9	$(4,603.3)	$6.8	$(983.8)
Credit Losses Cumulative catch up	—	—	—	(2.0)	—	—	—	—	(2.0)
Net loss	—	—	—	(171.0)	—	—	—	(.9)	(171.9)
Other comprehensive loss	—	—	—	—	(104.3)	—	—	(.2)	(104.5)
Conversion of Series C convertible preferred stock (1)	—	—	—	(710.8)	—	(87.0)	1,197.6	—	486.8
Exercise/ vesting/ expense of share-based compensation	—	(.2)	(9.7)	—	—	—	—	—	(9.9)
Exchange of common stock (2)	(770.0)	(192.4)	(1,788.1)	(1,425.2)	—	(232.9)	3,405.7	—	—
Balances at March 31, 2020	—	—	523.4	(170.1)	(1,144.3)	—	—	5.7	(785.3)
Net loss	—	—	—	(92.8)	—	—	—	(.7)	(93.5)
Other comprehensive loss	—	—	—	—	(1.5)	—	—	—	(1.5)
Exercise/ vesting/ expense of share-based compensation	—	—	.8	—	—	—	—	—	.8
Balances at June 30, 2020	—	$—	$524.2	$(262.9)	$(1,145.8)	—	$—	$5.0	$(879.5)
Net loss	—	—	—	(32.8)	—	—	—	(.7)	(33.5)
Gain on common control transaction	—	—	—	1.4	—	—	—	—	1.4
Other comprehensive loss, (income)	—	—	—	—	(21.1)	—	—	.2	(20.9)
Exercise/ vesting/ expense of share-based compensation	—	—	3.5	—	—	—	—	—	3.5
Balances at September 30, 2020(3)	—	—	527.7	(294.3)	(1,166.9)	—	—	4.5	(929.0)
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2020 Annual Report on Form 10-K ("2020 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. On January 3, 2020, we completed the Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding ("Natura &Co") pursuant to which, in a series of transactions (the "Transaction"). Upon the consummation of the Transaction, the Company became a wholly owned subsidiary of Natura &Co Holding; and Avon's common stock ceased to be traded on the NYSE. The Company files these unaudited interim Consolidated Financial Statements with the SEC as a voluntary filer to comply with the terms of certain debt instruments. For additional information, see Note 17, Agreement and Plan of Mergers with Natura Cosméticos S.A.
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
Sale of Avon Luxembourg Holdings S.à r.l
On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding.
The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148, representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale, and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings. This has been treated as a non cash flow item in the Consolidated Statements of Cash Flows. For additional information, see the Consolidated Statements of Changes in Shareholders' Deficit and the Consolidated Statements of Cash Flows.
COVID-19 Pandemic
We continuously monitor the evolution of the COVID-19 pandemic in the markets in which we operate, acting to minimize impacts on operations and the equity and financial position. Management is implementing appropriate measures to ensure the continuity of operations, protect cash, improve liquidity and promote health and safety for all stakeholders.
During the third quarter of 2021, most markets in Avon International and many markets in Avon Latin America continued to be impacted by COVID-19 restrictions which resulted in deceleration of the Beauty market growth and a lower representative base. It is unclear if current lockdown measures will continue or be reestablished elsewhere globally which could dampen our recovery from COVID-19.
Considering this scenario, we review the recoverability expectations of our financial and non-financial assets in the preparation of this interim accounting information, considering the most recent information available and reflected in the Company's business plans. In the nine-month period ended September 30, 2021, no deterioration in the Company's liquidity, cash position or leverage that could impact compliance with financial covenants and short-term commitments was identified.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
See also “Item 1A. Risk Factors — The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2020 Annual Report.
Going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control, we might expect some negative impact on revenue from COVID-19 to continue for the remainder of 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its operating and financing obligations as they come due in the normal course of business for a period of not less than 12 months from the date of the issuance of the Consolidated Financial Statements. This support also includes the loan originally issued by a subsidiary of Natura &Co Holding to a subsidiary of the Company of $960, part of which was repaid in July 2021 with the proceeds from a loan maturing in 2028, with the balance now due on November 2, 2022. As a result, the outstanding loan balances due to subsidiaries of Natura &Co Holding on September 30, 2021 stood at $149 maturing within one year, $206 maturing in November 2022 and $767 maturing in 2028.
Accounting Standards Implemented
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU 2019-12"), Income Taxes, which is intended to simplify the accounting standard and improve the usefulness of information provided in the financial statements. We adopted this new accounting guidance as of January 1, 2021. The adoption did not have a material impact on our Consolidated Financial Statements.
ASU 2020-04, Reference Rate Reform (Topic 848)
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.
The Company has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR and, as a result, has elected to apply the optional expedient included in ASU 2020-04 to account for modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, to be accounted for by prospectively adjusting the effective interest rate.

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon during the three and nine month periods ended September 30, 2021 and 2020 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative expenses	$(7.4)	$(4.5)	$(6.5)	$(14.3)
Operating loss	$(7.4)	$(4.5)	$(6.5)	$(14.3)
Loss from discontinued operations, net of tax	$(7.4)	$(4.5)	$(6.5)	$(14.3)
Assets and Liabilities Held for Sale
The major classes of assets comprising held for sale assets on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 are shown in the following table:

	September 30, 2021	December 31, 2020

Current held for sale assets
Inventories	$—	$2.6
Property, Plant & Equipment (net)	4.6	9.2
Cash and cash equivalents	—	.7
Other assets	—	1.4
	$4.6	$13.9

Current held for sale liabilities
Accounts payable	$—	$.5
Other liabilities	—	1.8
	$—	$2.3
At September 30, 2021, assets held for sale include one business in Avon International segment and one property in the Avon Latin America Segment. At December 31, 2020, assets held for sale include one property and one business in Avon International segment and one property in the Avon Latin America Segment.
Divestitures
Sale of Avon Luxembourg Holdings S.à r.l
On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding.
The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148, representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings. For additional information, see the Consolidated Statements of Changes in Shareholders' Deficit.
Spanish Distribution Center
In September 2021, we completed the sale of our Spanish Distribution Center for a total selling price of $14.7, the proceeds of which are presented as investing activities in the Consolidated Statement of Cash Flows.
In the third quarter of 2021 we recognized a gain of $8.3 before and $6.2 after tax, which is reported separately in the Consolidated Statements of Operations representing the difference between the proceeds, the carrying value of the branch of the Spanish Distribution Center on the date of sale, and associated disposal costs.

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
Hungary Distribution Center in Gödöllő
In April 2020, we signed an agreement to sell the Hungary Distribution Center in Gödöllő for a total selling price of $3.4, and received a deposit of $.3. In June 2020, we completed the sale of the asset, and the remaining proceeds of $3.1 were received. These proceeds are presented as investing activities in the Consolidated Statement of Cash Flows.
In the second quarter of 2020, we recorded a gain of $.1 before and after tax, which is reported separately in the Consolidated Statements of Operations. The gain represents the difference between the proceeds and the carrying value of the Hungary Distribution Center on the date of sale.
China Wellness Plant
In March 2020, we signed an agreement to sell the China Wellness Plant, for a total selling price of $6.6 before expenses. In the six-month period ended June 30, 2020, we received a cash deposit for the selling price of $6.6, presented as investing activities in the Consolidated Statement of Cash Flows, which included $3.3 of restricted cash.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
3. RELATED PARTY TRANSACTIONS
On January 3, 2020, the Company became a wholly owned subsidiary of Natura &Co Holding. From this point, Natura &Co Holding, its subsidiaries and affiliates became related parties of the Company. On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, beginning on July 1, 2021, transactions and balances between Avon International and Avon Luxembourg are no longer eliminated on consolidation and instead are treated as transactions and balances with Related Parties.
The following tables present the related party transactions with Natura &Co and its affiliates and the Instituto Avon in Brazil. There are no other related party transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statement of Operations Data
Revenue from affiliates of Natura &Co(2)(3)	$6.5	$.9	$22.9	$2.7
Gross profit from affiliates of Natura &Co(2)(3)	$2.4	$.1	$3.5	$.5

Interest income from Instituto Avon(1)	$—	$—	$—	$.1
Interest expense on Loan from affiliates of Natura &Co(5)	$(16.2)	$(1.3)	$(34.7)	$(1.6)
Interest income on Loan to affiliates of Natura &Co(5)	$.8	$—	$.8	$—

	September 30, 2021	December 31, 2020
Balance Sheet Data
Receivables due from Instituto Avon(1)	$.8	$.8
Trade Receivables due from affiliates of Natura &Co(2)	$20.3	$6.1
Other receivables due from affiliates of Natura &Co(7)	$2.4	$—
Loans to affiliates of Natura &Co maturing within one year(7)	$44.9	$—
Loans to affiliates of Natura &Co maturing after one year(7)	$51.1	$—
Trade Payables due to affiliates of Natura &Co(7)	$(23.5)	$—
Other payables due to affiliates of Natura &Co(4)	$(4.0)	$—
Loans from affiliates of Natura &Co maturing within one year(5)	$(148.7)	$(1,008.6)
Loans from affiliates of Natura &Co maturing after one year(5)	$(972.8)	$—
Investments in affiliates of Natura &Co(6)	$.1	$—
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
(2) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $4.5 and $.9 associated with these agreements during the three months ended September 30, 2021 and 2020, respectively. The Company recorded gross profit from related party of $.4 and $.1 associated with these agreements during the three months ended September 30, 2021 and 2020, respectively. The Company recorded revenue from related party of $20.9 and $2.7 associated with these agreements during the nine months ended September 30, 2021 and 2020, respectively. The Company recorded gross profit from related party of $1.5 and $.5 associated with these agreements during the nine months ended September 30, 2021 and 2020, respectively. Trade receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.
(3) The Company is party to a license agreement with Avon Mexico, whereby Avon Mexico pays the Company a variable royalty. The Company recorded revenue from related party of $2 and $2 associated with these agreements during the three and nine months ended September 30, 2021, respectively. The Company recorded gross profit from related party of $2 and $2 associated with these agreements during the three and nine months ended September 30, 2021, respectively.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
(4) The payable to Natura &Co relates to the vesting and settlement of share based compensation awards denominated in Natura &Co American Depository Receipts including the 2018 long-term employee incentive program which vested and were automatically exercised in March 2021.
(5) Loans from affiliates of Natura &Co Holding at September 30, 2021 of $1,121.5 include $767.1 outstanding under a Promissory Note between Avon Beauty Limited and a subsidiary of Natura &Co Holding, and $205.7 outstanding under a Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company. On 29 October 2021, the $205.7 Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding was amended to extend its maturity to November 2, 2022. In accordance with ASC 470 - Debt, the $206 Promissory Note has therefore been presented as non-current in the Consolidated Balance Sheet as of September 30, 2021. In addition loans from affiliates of Natura &Co Holding at September 30, 2021 include $148.7 of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holdings. Loans from affiliates of Natura &Co Holding at December 31, 2020 of $1,008.6 include $965 outstanding under a Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding. Loans from affiliates of Natura &Co Holding at December 31, 2020 also include $41.6 outstanding under the Revolving Credit Facility between Avon Luxembourg and Natura &Co International S.à r.l.. See Note 15, Debt and Other Financing, for further information relating to these loans.
(6) During the second quarter of 2021, Avon Cosméticos LTDA., made an investment of R$.5 in Natura &Co Pay Holding Financeira S.A., representing a 10% holding in the company. This is presented in other assets in our Consolidated Balance Sheets.
(7) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, transactions and balances between Avon International and Avon Luxembourg are no longer eliminated on consolidation and instead are treated as transactions and balances with Related Parties.

4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended September 30, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$134.2	$109.6	$243.8	$—	$243.8
Fragrance	118.3	85.2	203.5	—	203.5
Color	52.7	44.3	97.0	—	97.0
Total Beauty	305.2	239.1	544.3	—	544.3
Fashion & Home:
Fashion	56.3	33.3	89.6	—	89.6
Home	15.3	67.1	82.4	—	82.4
Total Fashion & Home	71.6	100.4	172.0	—	172.0
Certain Brazil indirect taxes*	—	12.4	12.4	—	12.4
Product sales	376.8	351.9	728.7	—	728.7
Representative fees	15.8	17.1	32.9	—	32.9
Other	—	.2	.2	6.5	6.7
Other revenue	15.8	17.3	33.1	6.5	39.6
Total revenue	$392.6	$369.2	$761.8	$6.5	$768.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30, 2020
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$156.1	$159.0	$315.1	$—	$315.1
Fragrance	137.2	112.6	249.8	—	249.8
Color	64.5	60.9	125.4	—	125.4
Total Beauty	357.8	332.5	690.3	—	690.3
Fashion & Home:			—	—
Fashion	67.6	54.7	122.3	—	122.3
Home	13.9	123.6	137.5	—	137.5
Total Fashion & Home	81.5	178.3	259.8	—	259.8
Product sales	439.3	510.8	950.1	—	950.1
Representative fees	16.7	29.6	46.3	—	46.3
Other	1.1	(.4)	.7	.9	1.6
Other revenue	17.8	29.2	47.0	.9	47.9
Total revenue	$457.1	$540.0	$997.1	$.9	$998.0

	Nine Months Ended September 30, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$426.5	$370.6	$797.1	$—	$797.1
Fragrance	352.7	293.3	646.0	—	646.0
Color	175.1	145.0	320.1	—	320.1
Total Beauty	954.3	808.9	1,763.2	—	1,763.2
Fashion & Home:
Fashion	188.7	133.3	322.0	—	322.0
Home	46.7	290.2	336.9	—	336.9
Total Fashion & Home	235.4	423.5	658.9	—	658.9
Certain Brazil indirect taxes*	—	21.8	21.8	—	21.8
Product sales	1,189.7	1,254.2	2,443.9	—	2,443.9
Representative fees	50.1	72.3	122.4	—	122.4
Other	.1	.4	.5	22.9	23.4
Other revenue	50.2	72.7	122.9	22.9	145.8
Total revenue	$1,239.9	$1,326.9	$2,566.8	$22.9	$2,589.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Nine Months Ended September 30, 2020
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$429.3	$398.6	$827.9	$—	$827.9
Fragrance	348.2	299.4	$647.6	—	647.6
Color	194.9	154.5	$349.4	—	349.4
Total Beauty	972.4	852.5	1,824.9	—	1,824.9
Fashion & Home:
Fashion	178.8	124.9	$303.7	—	303.7
Home	34.8	259.6	$294.4	—	294.4
Total Fashion & Home	213.6	384.5	598.1	—	598.1
Product sales	1,186.0	1,237.0	2,423.0	—	2,423.0
Representative fees	48.0	78.4	$126.4	—	126.4
Other	5.2	4.5	$9.7	2.7	12.4
Other revenue	53.2	82.9	136.1	2.7	138.8
Total revenue	$1,239.2	$1,319.9	$2,559.1	$2.7	$2,561.8
* The three and nine months ended September 30, 2021 include approximately $12 and $22, respectively, to reflect the impact of certain Brazil indirect taxes which were recorded in product sales, in our Consolidated Income Statements. See Note 10 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
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
The following table provides information about receivables and contract liabilities from contracts with customers at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accounts receivable, net of allowances of $37.0 and $51.1	$210.0	$259.1
Contract liabilities	$33.2	$52.1
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the nine months ended September 30, 2021, we recognized $38.3 of revenue related to the contract liability balance at the beginning of the nine month period ended September 30, 2021, as the result of performance obligations satisfied. In addition, we deferred an additional $24.3 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at September 30, 2021 as compared with December 31, 2020, and the sale of Avon Luxembourg.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
5. INVENTORIES

Components of Inventories	September 30, 2021	December 31, 2020
Raw materials	$111.6	$131.3
Finished goods	312.9	327.8
Total	$424.5	$459.1

6. LEASES

We have operating and finance leases for corporate and market offices, warehouses, automotive and other equipment. Our sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The table below shows the sublease income recorded in the Consolidated Statement of Operations incurred during the three months ended September 30, 2021 and 2020:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	Classification	2021	2020	2021	2020
Sublease income	Selling, general and administrative expenses	3.6	3.1	10.9	11.7

7. CONTINGENCIES
Brazilian Tax Assessments
Tax on Manufactured Products – minimum pricing rules
In December 2012 and in October 2017, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received excise tax ("IPI") assessments for the years 2008 and 2014.
As in prior IPI cases that have been resolved in Avon’s favor, the assessments assert that the establishment in 1995 of separate manufacturing and distribution companies in Brazil was done without a valid business purpose, and that Avon Brazil Manufacturing did not observe minimum pricing rules to define the taxable basis of the tax on manufactured products. The structure adopted in 1995 is comparable to that used by many other companies in Brazil. We believe that our Brazilian corporate structure is appropriate, both operationally and legally, and that the assessments are unfounded.
These matters are being contested at the administrative court, where proceedings are currently in progress. As of September 30, 2021 and December 31, 2020, the total amount under discussion classified as reasonably possible was $366 and $378, respectively.
Tax on Manufactured Products – Decree equated certain commercial companies (not subject to IPI taxation) to industrial companies (IPI taxpayers)
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the Federal Tax Authority. As of September 30, 2021 and December 31, 2020, the total amount under discussion classified as reasonably possible was $241 and $231, respectively.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2021, there were 152 individual cases pending against the Company. During the three months ended September 30, 2021, 33 new cases were filed and 10 cases were dismissed, settled or otherwise resolved. The value of the settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the three months ended September 30, 2021. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.

AVON PRODUCTS, INC.

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
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at September 30, 2021 and December 31, 2020 was approximately $9 and $8, respectively. Accordingly, we have recognized a liability for this amount.
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2021 is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

AVON PRODUCTS, INC.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and nine months ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2021	$(1,051.9)	$(4.3)	$(88.8)	$(1,145.0)
Other comprehensive loss other than reclassifications	(9.2)	—	—	(9.2)
Sale of Avon Luxembourg	.1	—	(.1)	—
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	.7	.7
Total reclassifications into earnings	—	—	.7	.7
Balance at September 30, 2021	$(1,061.0)	$(4.3)	$(88.2)	$(1,153.5)

Three Months Ended September 30, 2020	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 31, 2020	$(1,053.1)	$(4.3)	$(88.4)	$(1,145.8)
Other comprehensive loss other than reclassifications	(25.5)	—	2.4	(23.1)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	2.0	2.0
Total reclassifications into earnings	—	—	2.0	2.0
Balance at September 30, 2020	$(1,078.6)	$(4.3)	$(84.0)	$(1,166.9)

Nine Months Ended September 30, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2020	$(1,038.2)	$(4.3)	$(91.3)	$(1,133.8)
Other comprehensive loss other than reclassifications	(22.9)	—	—	(22.9)
Sale of Avon Luxembourg	.1	—	(.1)	—
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.6(1)	—	—	3.2	3.2
Total reclassifications into earnings	—	—	3.2	3.2
Balance at September 30, 2021	$(1,061.0)	$(4.3)	$(88.2)	$(1,153.5)

AVON PRODUCTS, INC.

Nine Months Ended September 30, 2020	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2019	$(942.7)	$(.6)	$(4.3)	$(92.4)	$(1,040.0)
Other comprehensive loss other than reclassifications	(135.9)	—	—	2.4	(133.5)
Reclassifications into earnings:
Derivative losses on cash flow hedges, net of tax of $0.0	—	.6	—	—	.6
Amortization of net actuarial loss and prior service cost, net of tax of $0.6(1)	—	—	—	6.0	6.0
Total reclassifications into earnings	—	.6	—	6.0	6.6
Balance at September 30, 2020	$(1,078.6)	$—	$(4.3)	$(84.0)	$(1,166.9)

For further details on Other Comprehensive income, (loss) other than reclassifications see the Consolidated Statement of Comprehensive Loss.

(1) Gross amount reclassified to other income (expense), net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.

Foreign exchange net loss of $4.5 and net gain $5.6 for the three months ended September 30, 2021 and 2020, respectively, and foreign exchange net loss of $4.6 and net gain of $1.7 for the nine months ended September 30, 2021 and 2020, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Loss.

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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2021	2020	2021	2020
Avon International	$392.6	$457.1	$1,239.9	$1,239.2
Avon Latin America*	369.2	540.0	1,326.9	1,319.9
Total revenue from reportable segments*(1)	761.8	997.1	2,566.8	2,559.1
Revenue from affiliates to Natura &Co	6.5	.9	22.9	2.7
Total revenue*(1)(6)	768.3	998.0	2,589.7	2,561.8

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Loss	2021	2020	2021	2020
Segment Profit (Loss)
Avon International	$2.0	$17.4	$(4.4)	$15.7
Avon Latin America*	(4.1)	22.0	8.9	(46.0)
Total (loss) profit from reportable segments*(2)(6)	$(2.1)	$39.4	$4.5	$(30.3)
Unallocated global expenses(3)	(4.2)	(3.2)	(17.1)	(5.0)
Certain Brazil taxes(5)	(1.7)	—	(1.7)	10.6
CTI restructuring initiatives	(10.9)	(12.4)	(60.8)	(17.6)
Costs related to the Transaction (4)	—	—	—	(85.8)
Operating (loss) profit*(6)	$(18.9)	$23.8	$(75.1)	$(128.1)
* The three and nine months ended September 30, 2021 include approximately $12 and $22, respectively, to reflect the impact of certain Brazil indirect taxes which were recorded in product sales, in our Consolidated Income Statements. See Note 10 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
(1)Total revenue also includes revenue from other business activities of $.2 and $2.8 for the three months ended September 30, 2021 and 2020, and $4.5 and $11.6 for the nine months ended September 30, 2021 and 2020, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
(2)Total loss from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $.2 and $1.3 for the three months ended September 30, 2021 and 2020, and $.6 and $5.4 for the nine months ended September 30, 2021 and 2020, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $56.2 and $50.2 for the three months ended September 30, 2021 and 2020, and $172.2 and $153.2 for the nine months ended September 30, 2021 and 2020 respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment.
(3)For the three and nine months ended September 30, 2021 and 2020, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
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

AVON PRODUCTS, INC.

(5)The three and nine month periods ended September 30, 2021 include the impact of certain Brazil taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $2. The nine month periods ended September 30, 2020 include the impact of certain Brazil taxes, which were recorded in selling, general and administrative expenses, net in the amount of approximately $11.
(6)On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The nine month period ended September 30, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021, and the three and nine month periods ended September 30, 2020 include the results of Avon Luxembourg.
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2021 and December 31, 2020, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2021	December 31, 2020
Prepaid taxes and tax refunds receivable	$83.4	$117.6
Receivables other than trade	27.6	34.9
Prepaid brochure costs, paper and other literature	9.7	12.0
Other	42.2	39.7
Prepaid expenses and other	$162.9	$204.2
At September 30, 2021 and December 31, 2020, other assets included the following:

Components of Other Assets	September 30, 2021	December 31, 2020
Net overfunded pension plans	$106.7	$103.0
Capitalized software	72.0	76.0
Judicial deposits	47.0	50.9
Long-term receivables including Taxes	188.8	157.0
Trust assets associated with supplemental benefit plans	29.9	33.7
Other	15.4	17.9
Other assets	$459.8	$438.5
Prepaid taxes and tax refunds receivable and long-term receivables include approximately $133 and $112 related to certain Brazil indirect taxes as of September 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021, the Brazilian Supreme Federal Court ruled on a Motion of Clarification which supported the recognition of additional receivable balances related to certain Brazil indirect taxes. As of September 30, 2021, we have recorded our best estimate of the receivable of $24 and will continue to assess the impacts of the ruling.
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

AVON PRODUCTS, INC.

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
Costs to Implement Restructuring Initiatives - Three Months Ended September 30, 2021 and 2020
During the three months ended September 30, 2021, we recorded net costs to implement of $2.6, of which $3.1 related to Avon Integration, and a net benefit of $.4 related to Open Up & Grow and a net benefit of $.1 related to the Transformation Plan, in our Consolidated Statements of Operations. During the three months ended September 30, 2020, we recorded costs to implement of $10.9 of which $11.1 related to Avon Integration, $.7 related to Open Up & Grow, and a net benefit of $.9 related to the Transformation Plan, in our Consolidated Statements of Operations.
During the nine months ended September 30, 2021, we recorded net costs to implement of $51.0, of which $13.0 related to Avon Integration, $38.6 related to Open Up & Grow and a net benefit of $.6 related to the Transformation Plan, in our Consolidated Statements of Operations. During the nine months ended September 30, 2020, we recorded costs to implement of $16.1 of which $12.7 related to Avon Integration, $7.6 related to Open Up & Grow, and a net benefit of $4.2 related to the Transformation Plan, in our Consolidated Statements of Operations.

AVON PRODUCTS, INC.

The costs during the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CTI recorded in operating profit - COGS
Inventory write-off	—	(.8)	.2	(1.1)
	—	(.8)	.2	(1.1)

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	3.1	5.7	33.5	4.0
Implementation costs, primarily related to professional service fees	3.3	5.9	13.5	6.7
Dual running costs	.2	.8	.8	2.3
Contract termination and other net benefits	2.8	.4	10.2	3.4
Impairment of other assets	1.0	—	1.0	.7
Accelerated depreciation	.1	—	.3	.4
Variable lease charges	.4	.4	1.3	1.3
	10.9	13.2	60.6	18.8

CTI recorded in operating profit	10.9	12.4	60.8	17.7

CTI recorded in other (expense) income
(Gain) loss on sale of business / assets	(8.3)	(1.5)	(9.8)	(1.6)

Total CTI	$2.6	$10.9	$51.0	$16.1

Avon Integration	$3.1	$11.1	$13.0	$12.7
Open Up & Grow	$(.4)	$.7	$38.6	$7.6
Transformation Plan	$(.1)	$(.9)	$(.6)	$(4.2)
The following liability balances include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at September 30, 2021 and December 31, 2020 is $1.7 and $.7, respectively, related to employee related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at September 30, 2021 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2020	$9.0	$—	$2.8	$11.8
2021 charges	30.8	1.1	2.6	34.5
Cash payments	(18.1)	—	(3.9)	(22.0)
Non-cash write-offs	—	(1.1)	—	(1.1)
Foreign exchange	(.4)	—	(.1)	(.5)
Balance at September 30, 2021	$21.3	$—	$1.4	$22.7

AVON PRODUCTS, INC.

The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan at September 30, 2021 and December 31, 2020 is $1.5 and $3.5, respectively, related to employee related costs.
The majority of cash payments, if applicable, associated with the year-end liability and the liability at September 30, 2021 are expected to be made during 2021.
The following table presents the restructuring charges incurred to date under Avon Integration, Open Up & Grow (formerly Open Up Avon) and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to date	$11.9	$—	$.2	$—	$12.1
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$11.9	$—	$.2	$—	$12.1

Open Up & Grow
Charges incurred to date	$114.0	$107.6	$15.0	$(10.9)	$225.7
Estimated charges to be incurred on approved initiatives	.2	—	—	—	.2
Total expected charges on approved initiatives	$114.2	$107.6	$15.0	$(10.9)	$225.9
The charges, net of adjustments, of initiatives under the Open Up & Grow and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Avon International	Avon Latin America	Total
Avon Integration
2020	$6.2	$4.6	$10.8
First quarter 2021	(.5)	2.0	1.5
Second quarter 2021	(.7)	—	(.7)
Third quarter 2021	—	.5	.5
Charges incurred to date	5.0	7.1	12.1
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$5.0	$7.1	$12.1

Open Up & Grow
2018	$52.8	$64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
First quarter 2021	9.4	(.1)	9.3
Second quarter 2021	21.1	—	21.1
Third quarter 2021	4.1	.1	4.2
Charges incurred to date	125.3	100.4	225.7
Estimated charges to be incurred on approved initiatives	.2	—	.2
Total expected charges on approved initiatives	$125.5	$100.4	$225.9

AVON PRODUCTS, INC.

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
12. GOODWILL

	Avon International	Avon Latin America	Total
Net balance at December 31, 2020	$20.0	$63.2	$83.2

Changes during the period ended September 30, 2021:
Foreign exchange	(1.3)	(6.7)	(8.0)
Net balance at September 30, 2021	$18.7	$56.5	$75.2

13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Total
Assets:
Foreign exchange forward contracts	$—	$2.7	$2.7
Total	$—	$2.7	$2.7
Liabilities:
Foreign exchange forward contracts	$—	$—	$—
Total	$—	$—	$—
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

AVON PRODUCTS, INC.

The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2021 and December 31, 2020, respectively, consisted of the following:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$—	$—	$4.2	$4.2
Loans to affiliates of Natura &Co maturing within one year	44.9	44.9	—	—
Loans to affiliates of Natura &Co maturing after one year	51.1	51.1	—	—
Debt maturing within one year	(35.5)	(35.5)	(28.0)	(28.0)
Loans from affiliates of Natura &Co maturing within one year	(148.7)	(148.7)	(1,008.6)	(1,008.6)
Long-term debt(1)	(675.8)	(767.1)	(675.4)	(782.4)
Loans from affiliates of Natura &Co maturing after one year	(972.8)	(972.8)	—	—
Foreign exchange forward contracts	2.7	2.7	(3.2)	(3.2)
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at September 30, 2021:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$2.7	Accounts payable	$—
Total derivatives		$2.7		$—

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
Interest Rate Risk
On June 30, 2021 we entered into a cross-currency interest rate swap agreement with a third party bank, designated as a cash flow hedge, whereby we receive fixed rate interest payments on $11 at 2.10% per annum in exchange for making floating interest rate payments on R$55 at CDI plus 1.87% for a period of 6 months. At September 30, 2021, the fair value of the cross currency interest-rate swap agreement was $.9. At December 31, 2020, we did not have any interest-rate swap agreements.
Approximately 7% and 4% of our debt portfolio at September 30, 2021 and December 31, 2020, respectively, was exposed to floating interest rates, which relates to our short-term debt portfolio.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2021, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $131 for various currencies, none of which were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain balance sheet items. The change in fair value of these items is immediately recognized in earnings and substantially offsets the foreign currency translation impact recognized in earnings relating to the associated balance sheet items. During the three months ended September 30, 2021 and 2020, we recorded a gain of $2.8 and a loss $13.9, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the nine months ended September 30, 2021 and 2020, we recorded a gain of $1.5 and a loss $7.1, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
15. DEBT
Natura Revolving Credit Facility
In May 2020, the Company’s subsidiary, Avon Luxembourg entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l., a subsidiary of Natura &Co Holding and an affiliate of the Company, in the initial amount of $100, increased to $250 in March 2021), which may be used for working capital and other general corporate purposes (the "Facility"). Borrowings under the Facility bear interest at a rate per annum of LIBOR plus a margin determined on an arms length basis, and the Facility is to mature on May 31, 2022. On July 1, 2021, the Company sold Avon Luxembourg to a subsidiary of Natura &Co Holding and the Company no longer has access to this facility.
Other Loans from Affiliates of Natura &Co
In November 2020, Avon International Operations, Inc. ("AIO") entered into a Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company in the amount of $960. The Promissory Note bears interest at a rate per annum of 3.13% and matures on November 2, 2021 (“the Natura &Co Loan”). On July 1, 2021, as part of the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding the $960 loan was partially repaid with the proceeds from a loan maturing in 2028. As at September 30, 2021, $206 was outstanding under the Natura &Co Loan and $767 was outstanding under the loan maturing in 2028 which is between Avon Beauty Limited, and Natura &Co Luxembourg Holdings S.à r.l. ("Natura &Co Lux Loan"). On 29 October 2021, the $206 Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding was amended to extend its maturity to November 2, 2022. In accordance with ASC 470 - Debt, the $206 Promissory Note has therefore been presented as non-current in the Consolidated Balance Sheet as of September 30, 2021.
In addition, loans from affiliates of Natura &Co Holding at September 30, 2021 of $149 includes a number of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding S.A. on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holding.

AVON PRODUCTS, INC.

Other Short-Term Financing
In addition, at September 30, 2021, we utilized approximately $36 of short-term financing from third-party banks across multiple markets.
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
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the "2013 Notes"). As of September 30, 2021, the following 2013 Notes remain outstanding: $461.9 aggregate principal amount of 5% Notes due March 15, 2023 and $216.1 aggregate principal amount of 6.95% Notes due March 15, 2043. Interest on the 2013 Notes is payable semiannually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes by S&P and Moody’s. As described in the indenture, the interest rates on the 2013 Notes increase or decrease by .25% for each one-notch movement below investment grade on each of the credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes.
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
Senior Secured Notes
In August 2016, AIO issued $500.0 in aggregate principal amount of 7.875% Senior Secured Notes due August 15, 2022 (the "2016 Notes"). In July 2019, AIC issued $400.0 in aggregate principal amount of 6.5% Senior Secured Notes due August 15, 2022 (the "2019 Notes").
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
16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of September 30, 2021, our annual effective tax rate, excluding discrete items, is 32.1%, as compared to 25.9% as of September 30, 2020.
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

AVON PRODUCTS, INC.
funds to cover U.S. and U.K. based costs, such as interest on debt and central expenses. Withholding taxes associated with the relatively consistent intercompany payments are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended September 30, 2021 and 2020 was $(10.4) and $11.8, respectively. Our effective tax rates for the three months ended September 30, 2021 and 2020 were 22.6% and (68.6)%, respectively. The provision for income taxes for the nine months ended September 30, 2021 and 2020 was $15.5 and $26.7, respectively. Our effective tax rates for the nine months ended September 30, 2021 and 2020 were (10.5)% and (10.4)%, respectively.
The effective tax rates for the three months ended September 30, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the third quarter of 2021 was favorably impacted by the accrual of net income tax benefits of $8.9 associated with the release of reserves for uncertain tax positions of $10.4, offset by the net recording of valuation allowances of $1.5 The effective tax rate in the third quarter of 2020 was favorably impacted by the accrual of net income tax benefits of $5.7 associated with the release of income tax reserves of $10.8 associated with our uncertain tax positions, and the recording of a valuation allowance of $4.3 and other miscellaneous income tax expense of $.8.
The effective tax rates for the nine months ended September 30, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the nine months ended September 30, 2021 was unfavorably impacted by the accrual of net tax expense of $.4 due to the net release of reserves for uncertain tax positions of $7.8, the net recording of valuation allowances of $7.5 and miscellaneous income tax expense of approximately $.7. The effective tax rate in the nine months ended September 30, 2020 was also favorably impacted by the accrual of net income tax benefits of $1.8 associated with the release of income tax reserves of $11.2 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of $5.1.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve. The Company continuously monitors its operational and capital structure changes, business performance, tax planning actions and tax planning strategies that could potentially allow for the recognition of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that, in the foreseeable future, certain deferred tax assets could be recognized, which may be material, related to changes in business operations and associated financing of such operations.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of September 30, 2021, the COVID-19 pandemic is negative evidence the Company must consider. As of September 30, 2021, the negative evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.

17. MERGER WITH NATURA COSMÉTICOS S.A.
On May 22, 2019, the Company entered into the Agreement and Plan of Mergers (as amended by Amendment Number One to Agreement and Plant of Mergers, dated as of October 3, 2019, and as further amended by Amendment Number Two to Agreement and Plan of Mergers, dated as of November 5, 2019, the "Merger Agreement") among the Company, Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding, a Brazilian corporation (sociedade anônima), Nectarine Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Natura &Co Holding ("Merger Sub I"), and Nectarine Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Merger Sub I ("Merger Sub II"), pursuant to which (i) Natura &Co Holding, after the completion of certain restructuring steps, holds all issued and outstanding shares of Natura Cosméticos, (ii) Merger Sub II merged with and into the Company, with the Company surviving the merger (the "First Merger") and (iii) Merger Sub I merged with and into Natura &Co Holding (the "Second Merger"), with Natura &Co Holding surviving the merger and as a result of which the Company and Natura Cosméticos became wholly owned direct subsidiaries of Natura &Co Holding (collectively, the "Transaction").

AVON PRODUCTS, INC.
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

18. SUBSEQUENT EVENTS
On October 29, 2021, the $206 Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding S.A. was amended to extend its maturity to November 2, 2022. In accordance with ASC 470 - Debt, the $206 Promissory Note has therefore been presented as non-current in the Consolidated Balance Sheet as of September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)
When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority, wholly owned and controlled subsidiaries.
When used in this report, the term Constant $ means translated at a constant rate to allow comparisons between periods without the impact of movements in foreign exchange rates.
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
During the nine months ended September 30, 2021, revenue increased 1% with the impact of foreign exchange being broadly neutral as the weakening of the U.S. dollar relative to the South African rand, the British pound and the Mexican peso was offset by the strengthening of the U.S. dollar relative to the Russian ruble, the Turkish lira, the Brazilian real and the Argentinian peso.
On a Constant $ basis, Adjusted revenue was flat year on year driven by a 1% increase in Avon Latin America, mostly driven by changes in the severity of COVID-19 restrictions in some markets, and the sale of Avon Luxembourg on July 1, 2021, partly offset by a 3% decrease in Avon International. Revenue and Constant $ Adjusted revenue was impacted by a decrease in Active Representatives of 6% in multiple markets and a 6% increase in Average Representative Sales.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg increased by 4% as a 10% increase in Average Representative Sales were partly offset by an 6% decrease in Active Representatives.
Units sold decreased 9% (decreased 4% excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for additional information related to changes in revenue by segment.
Transaction with Natura Cosméticos S.A.
On January 3, 2020 the Company became a fully owned direct subsidiary of Natura &Co Holding following the consummation of the Merger Agreement with Natura Cosméticos, Natura &Co Holding and two subsidiaries of Natura &Co Holding (the "Transaction"). In connection with the Transaction, trading of the Company's stock was suspended by the NYSE, and the Company's common stock was subsequently delisted and deregistered.
COVID-19 Pandemic
We continuously monitor the evolution of the COVID-19 pandemic in the markets in which we operate, acting to minimize impacts on operations and the equity and financial position. Management is implementing appropriate measures to ensure the continuity of operations, protect cash, improve liquidity and promote health and safety of all stakeholders.
During the third quarter of 2021, most markets in Avon International and many markets in Avon Latin America continued to be impacted by COVID-19 restrictions which resulted in deceleration of the Beauty market growth and a lower representative base. It is unclear if current lockdown measures will continue or be reestablished elsewhere globally which could dampen our recovery from COVID-19.
Considering this scenario, we review the recoverability expectations of our financial and non-financial assets in the preparation of this interim accounting information, considering the most recent information available and reflected in the Company's business plans. In the nine-month period ended September 30, 2021, no deterioration in the Company's liquidity, cash position or leverage that could impact compliance with financial covenants and short-term commitments was identified.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

See also “Item 1A. Risk Factors — The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2020 Annual Report.
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
Sale of Avon Luxembourg Holdings S.à r.l
On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding.
The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148 representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale, and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings. For additional information, see the Consolidated Statements of Changes in Shareholders' Deficit.
Disposal of Cosmetics Manufacturing Operations in India
On September 13, 2021, the Company agreed to sell the business and assets of the Cosmetics Manufacturing Operation in India for a total selling price of approximately $3. The transaction is expected to complete in the fourth quarter of 2021.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020
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

(2)For the nine months ended September 30, 2020, costs related to the Transaction of $86 primarily included professional fees incurred in relation to the Transaction of approximately $44, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. Further information relating to the Transaction is included in Note 17, Merger with Natura, to the Consolidated Financial Statements included herein.

(3)During the first quarter of 2020, the Company incurred costs of $8 associated with the early termination of debt.

(4)The three and nine month periods ended September 30, 2021 include the impact of certain Brazil indirect taxes of approximately $12 and $24 respectively, which were recorded in product sales, SG&A, other income and interest income. The three and nine month periods ended September 30, 2020 include the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11.
Sale of Avon Luxembourg Holdings S.à r.l
On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding. The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148 representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale, and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings. For additional information, see the Consolidated Statements of Changes in Shareholders' Deficit.
The sale did not qualify for accounting as a discontinued operation in accordance with ASC805 - Business Combinations on the basis that it did not represent a strategic shift having a major effect on the Company's operations and, as a result, the results of operations in prior periods include the results of Avon Luxembourg Holdings S.à r.l. and its subsidiaries. While not a non-GAAP measure, in order to better evaluate the ongoing operating performance of the remaining group, the tables below also identify the prior period impacts of the sale of Avon Luxembourg Holdings S.à r.l. and its subsidiaries, including our Mexican business.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	%/Basis Point Change	2021	2020	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$768.3	$998.0	(23)%	$2,589.7	$2,561.8	1%
Cost of sales	(321.3)	(440.0)	(27)%	(1,111.7)	(1,111.5)	—%
Selling, general and administrative expenses	(465.9)	(534.2)	(13)%	(1,553.1)	(1,578.4)	(2)%
Operating (loss) income	(18.9)	23.8	*	(75.1)	(128.1)	(41)%
Interest expense	(37.3)	(37.4)	—%	(87.3)	(100.9)	(13)%
Loss on extinguishment of debt and credit facilities	—	(4.1)	*	—	(11.9)	*
Interest income	1.1	.1	*	1.2	1.6	(25)%
Other income (expense), net	.7	(1.0)	*	4.3	(20.1)	*
Gain on sale of business / assets	8.3	1.4	*	9.8	1.5	*
Loss from continuing operations, before income taxes	(46.1)	(17.2)	*	(147.1)	(257.9)	(43)%
Loss from continuing operations, net of tax	(35.7)	(29.0)	23%	(162.6)	(284.6)	(43)%
Net loss attributable to Avon	$(42.5)	$(32.8)	30%	$(167.7)	$(296.6)	(43)%

Advertising expenses(1)	$(15.1)	$(14.2)	6%	$(51.3)	$(37.0)	39%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$768.3	$998.0	(23)%	$2,589.7	$2,561.8	1%
Certain Brazil taxes	(12.4)	—		(21.8)	—
Adjusted revenue	$755.9	$998.0	(24)%	$2,567.9	$2,561.8	—%

Avon Luxembourg	—	(115.3)		(249.2)	(311.6)
Adjusted revenue excluding Avon Luxembourg	$755.9	$882.7	(14)%	$2,318.7	$2,250.2	3%

Gross margin	58.2%	55.9%	230	57.1%	56.6%	50
CTI restructuring	—	—	—	—	—	—
Certain Brazil taxes	(.7)	(.1)	(60)	(.4)	—	(40)
Adjusted gross margin	57.5%	55.8%	170	56.7%	56.6%	10

Avon Luxembourg	—	.9%	(90)	.6%	.9%	*
Adjusted Gross Margin excluding Avon Luxembourg	57.5%	56.7%	80	57.3%	57.5%	(20)

Selling, general and administrative expenses as a % of total revenue	60.6%	53.5%	710	60.0%	61.6%	(160)
CTI restructuring	(1.4)	(1.3)	(10)	(2.3)	(.7)	(160)
Certain Brazil taxes	.8	—	80	.4	.4	—
Costs related to the Transaction	—	—	—	—	(3.4)	340
Adjusted selling, general and administrative expenses as a % of total revenue	60.0%	52.2%	780	58.1%	57.9%	20

Avon Luxembourg	—	1.4%	(140)	1.7%	1.9%	*
Adjusted selling, general and administrative expenses as a % of total revenue excluding Avon Luxembourg	60.0%	53.6%	640	59.8%	59.8%	—

Operating loss	$(18.9)	$23.8	*	$(75.1)	$(128.1)	(41)%
CTI restructuring	10.9	12.4		60.8	17.6

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	%/Basis Point Change	2021	2020	%/Basis Point Change
Certain Brazil taxes	(10.7)	—		(20.1)	(10.6)
Costs related to the Transaction	—	—		—	85.8
Adjusted operating income (loss)	$(18.7)	$36.2	*	$(34.4)	$(35.3)	(3)%

Avon Luxembourg	—	(8.9)		(21.3)	(19.2)
Adjusted operating income (loss) excluding Avon Luxembourg	$(18.7)	$27.3	*	$(55.7)	$(54.5)	2%

Operating margin	(2.5)%	2.4%	(490)	(2.9)%	(5.0)%	210
CTI restructuring	1.4	1.2	20	2.3	.7	160
Certain Brazil taxes	(1.4)	—	(140)	(.7)	(.4)	(30)
Costs related to the Transaction	—	—	—	—	3.3	(330)
Adjusted operating margin	(2.5)%	3.6%	(610)	(1.3)%	(1.4)%	10

Sale of Avon Luxembourg	—	(.5)%	50	(1.1)%	(1.0)%	*
Adjusted operating margin excluding Avon Luxembourg	(2.5)%	3.1%	(560)	(2.4)%	(2.4)%	—

Change in Constant $ Adjusted operating margin(2)			(610)			10

Loss before taxes	$(46.1)	$(17.2)	*	$(147.1)	$(257.9)	(43)%
CTI restructuring	2.6	11.0		51.0	16.1
Certain Brazil taxes	(12.0)	—		(23.9)	(10.6)
Costs related to the Transaction	—	—		—	85.8
Other items	—	4.1		—	11.9
Adjusted loss before taxes	$(55.5)	$(2.1)	*	$(120.0)	$(154.7)	(22)%

Income taxes	$10.4	$(11.8)	*	$(15.5)	$(26.7)	(42)%

Effective tax rate	22.6%	(68.6)%		(10.5)%	(10.4)%

Performance Metrics
Change in Active Representatives			(29)%			(6)%
Change in units sold			(34)%			(9)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all periods presented is calculated using the current-year Constant $ rates.
Three Months Ended September 30, 2021
Revenue
During the three months ended September 30, 2021, revenue decreased 23% compared to the prior-year period, favorably impacted by the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue decreased 24% favorably impacted by foreign exchange, primarily driven by the weakening of the U.S. dollar relative to the South African rand, the British pound and the Brazilian real offset by the strengthening of the U.S. dollar relative to the Argentinian peso. On a Constant $ basis, Adjusted revenue decreased 25% driven by declines of 16% in Avon International and 34% in Avon Latin America, mostly driven by changes in the severity of COVID-19 restrictions in some markets, the sale of Avon Luxembourg on July 1, 2021, and the impact of the cyber incident in June 2020 which shifted approximately $87 of

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

revenue to the third quarter of 2020. Revenue and Constant $ Adjusted revenue was impacted by a decrease in Active Representatives of 29% in multiple markets and a 4% increase in Adjusted Average Representative Sales.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 15% as a 5% increase in Average Representative Sales were more than offset by a 20% decrease in Active Representatives.
Units sold decreased 34% (decreased 24% excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 490 basis points including the impact of increased restructuring expenses and the receipt of certain Brazil taxes during the three month period ended September 30, 2021. Excluding these items, Adjusted operating margin decreased by 610 basis points, compared to the same period of 2020, as improvements in gross margin were offset by higher SG&A as a percentage of total revenue. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin decreased 170 basis points, compared to the same period of 2020 as the positive impact of price/mix and the favorable impact of foreign currency movements more than offset higher supply chain costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased by 710 basis points including the impact of increased restructuring expenses and the receipt of certain Brazil taxes during the three month period ended September 30, 2021. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue increased 780 basis points, compared to the same period of 2020. The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of our lower revenue, which resulted in a deleveraging of our fixed expenses, as well as increases in bad debts, sales leader and field investments and advertising expenses.
Other Expenses
Interest income increased by approximately $1 and interest expense has remained relatively unchanged compared to the prior-year period.
Other income (expense), net, of approximately $1 represents a favorable impact of $2 compared to the third quarter of 2020 primarily attributable to the recognition of other income of $1 in 2021 relating to certain Brazil taxes.
Loss on extinguishment of debt and credit facilities of approximately $4 is primarily comprised of the costs of termination of our revolving credit facility in the three month period ended September 30, 2020. Refer to Note 15, Debt, to the Consolidated Financial Statements included herein for more information relating to these extinguishments of debt.
Effective Tax Rate
The effective tax rates in 2021 and 2020 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2021 and 2020 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K.-based costs, such as interest on debt and corporate overhead, respectively.
Our effective tax rates for the three months ended September 30, 2021 and 2020 were 22.6% and (68.6)%, respectively. The effective tax rates for the three months ended September 30, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the third quarter of 2021 was favorably impacted by the accrual of net income tax benefits of $8.9 associated with the release of reserves for uncertain tax positions of $10.4 offset by the net recording of valuation allowances of $1.5. The effective tax rate for in the third quarter of 2020 was favorably impacted by the accrual of net income tax benefits of $5.7 associated with the release of income tax reserves of $10.8 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of $.8.
Our Adjusted effective tax rates for the three months ended September 30, 2021 and 2020 were 27.5% and (580.9)%, respectively. The Adjusted effective tax rates in 2021 and 2020 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the third quarter of 2021 was favorably impacted by the accrual of net income tax

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

benefits of $12.8 associated with the release of reserves for uncertain tax positions of $10.4 and the release of valuation allowances of $2.4. The Adjusted effective tax rate for the third quarter of 2020 was favorably impacted by the accrual of net income tax benefits of $5.7 associated with the release of income tax reserves of $10.8 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of $.8.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve. The Company continuously monitors its operational and capital structure changes, business performance, tax planning actions and tax planning strategies that could potentially allow for the recognition of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that in the foreseeable future, certain deferred tax assets could be recognized, which may be material, related to changes in business operations and associated financing of such operations.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of September 30, 2021, the COVID-19 pandemic is negative evidence the Company must consider. As of September 30, 2021, the negative evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of less than $5, or less than 50 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of less than $5, or less than 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a unfavorable impact of approximately $10 before tax on both a reported and Adjusted basis.
Nine Months Ended September 30, 2021
Revenue
During the nine months ended September 30, 2021, revenue increased 1% with the impact of foreign exchange being broadly neutral as the weakening of the U.S. dollar relative to the South African rand, the British pound and the Mexican peso was offset by the strengthening of the U.S. dollar relative to the Russian ruble, the Turkish lira, the Brazilian real and the Argentinian peso.
On a Constant $ basis, Adjusted revenue was flat year on year driven by a 1% increase in Avon Latin America, mostly driven by changes in the severity of COVID-19 restrictions in some markets, and the sale of Avon Luxembourg on July 1, 2021, partly offset by a 3% decrease in Avon International. Revenue and Constant $ Adjusted revenue was impacted by a decrease in Active Representatives of 6% in multiple markets and a 6% increase in Average Representative Sales.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg increased by 4% as a 10% increase in Average Representative Sales were partly offset by an 6% decrease in Active Representatives.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Units sold decreased 9% (decreased 4% excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin increased by 210 basis points, significantly benefiting from costs related to the Natura transaction in the nine month period ended September 30, 2020 not repeating in the current year. This benefit was partially offset by increased restructuring expenses in the nine month period ended September 30, 2021. Excluding these items, Adjusted operating margin remained stable compared to the same period of 2020. The impact of foreign exchange on Adjusted operating margin was broadly neutral and Constant $ Adjusted Operating Margin improved slightly mostly driven by the increase in gross margin. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin increased 10 basis points, compared to the same period of 2020 as the positive impact of price/mix more than offset unfavorable impact of foreign currency movements and higher supply chain costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue decreased 160 basis points, significantly impacted by costs related to the Natura transaction in the nine month period ended September 30, 2021. This benefit was partially offset by increased restructuring expenses in the nine month period ended September 30, 2021. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue decreased 20 basis points, compared to the same period of 2020 as higher advertising costs were offset by lower sales leader and field investments and bad debts.
Other Expenses
Interest expense decreased by approximately $14 and interest income increased by approximately $1 compared to the prior-year period.
Loss on extinguishment of debt and credit facilities of approximately $12 is primarily comprised of the costs of termination of our revolving credit facility in the nine month period ended September 30, 2020. Refer to Note 15, Debt, to the Consolidated Financial Statements included herein for more information relating to these extinguishments of debt.
Other income (expense), net, of approximately $4 represents a favorable impact of $24 compared to the nine month period ended September 30, 2020 primarily attributable to the unfavorable impact of foreign exchange net losses in the nine month period ended September 30, 2020 which were not repeated in the nine month period ended September 30, 2021 and recognition of other income of $4 in 2021 relating to certain Brazil taxes.
Effective Tax Rate
The effective tax rates in 2021 and 2020 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2021 and 2020 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K. based costs, such as interest on debt and corporate overhead, respectively.
Our effective tax rates for the nine months ended September 30, 2021 and 2020 were (10.5)% and (10.4%), respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the nine months ended September 30, 2021 was unfavorably impacted by the accrual of net tax expense of $.4 due to the net release of reserves for uncertain tax positions of $7.8, the net recording of valuation allowances of $7.5, and miscellaneous income tax expense of approximately $.7. The effective tax rate in the nine months ended September 30, 2020 was favorably impacted by the accrual of net income tax benefits of approximately $1.8 associated with the release of income tax reserves of approximately $11.2 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of approximately $5.1.
Our Adjusted effective tax rates for the nine months ended September 30, 2021 and 2020 were (8.1%) and (15.3%), respectively. The Adjusted effective tax rates in 2021 and 2020 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate in the nine months ended September 30, 2021 was favorably impacted by the accrual of income tax benefit of $3.5 due to the net release of reserves for uncertain tax positions of $7.8 offset by the net recording of

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

valuation allowances of $3.6 and miscellaneous income tax expense of $.7. The Adjusted effective tax rate for the nine months ended September 30, 2020 was favorably impacted by the accrual of net income tax benefits of approximately $1.8 associated with the release of income tax reserves of $11.2 associated with our uncertain tax positions, net of recording a valuation allowance of $4.3 and other miscellaneous income tax expense of $5.1.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve. The Company continuously monitors its operational and capital structure changes, business performance, tax planning actions and tax planning strategies that could potentially allow for the recognition of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that in the foreseeable future, certain deferred tax assets could be recognized, which may be material, related to changes in business operations and associated financing of such operations.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of September 30, 2021, the global COVID-19 pandemic is a piece of negative evidence the Company must consider. As of September 30, 2021, the increase in negative evidence due to COVID-19 has not resulted in any changes to the Company’s conclusions regarding the realizability of existing deferred tax assets that are not subject to a valuation allowance. The Company will continue to monitor the evolution of the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its deferred tax assets. Potential negative evidence, including worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $25, or approximately 100 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $5, or less than 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a favorable impact of approximately $10 before tax on both a reported and Adjusted basis.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Avon International

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2021	2020	US$	Constant $	2021	2020	US$	Constant $
Total revenue	$392.6	$457.1	(14)%	(16)%	$1,239.9	$1,239.2	—%	(3)%
Segment profit	2.0	17.4	89%	(77)%	$(4.4)	15.7	128%	(96)%

Segment margin	.5%	3.8%	(330)	(270)	(.4)%	1.3%	(170)	(100)

Change in Active Representatives				(22)%				(13)%
Change in units sold				(19)%				(9)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2021
Total revenue decreased 14% compared to the prior-year period, including the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the South African rand and the British pound. On a Constant $ basis, revenue decreased 16% driven by an increase in Average Representative Sales which was more than offset by a 22% decrease in Active Representatives.
The decrease in Revenue and Constant $ revenue was mostly driven by changes in COVID-19 restrictions in many markets compared to the same period in the prior year, with some markets remaining materially impacted by COVID-19 restrictions and yet to show signs of recovery. Revenue and Constant $ revenue growth were also negatively impacted by the cyber incident in June 2020 which shifted approximately $12 of revenue to the third quarter of 2020.
The contribution of Active Representatives and Average Representative Sales into Total revenue was also impacted by a reduction in the frequency of campaign cycles as part of our strategy to simplify our business, with all markets now on a monthly campaign cycle.
Segment margin decreased 330 basis points, or 270 on a Constant $ basis, mostly driven by higher SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin increased as the positive impact of price/mix offset the impact of higher supply chain costs.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the decline in our revenue which resulted in deleveraging of our fixed expenses.
Nine Months Ended September 30, 2021
Total revenue was relatively unchanged compared to the prior-year period, including the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the South African rand and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Russian ruble and the Turkish lira. On a Constant $ basis, revenue decreased 3% driven by an increase in Average Representative Sales which was more than offset by a 13% decrease in Active Representatives.
The decrease in Revenue and Constant $ revenue was mostly driven by changes in COVID-19 restrictions in many markets compared to the same period in the prior year, with some markets remaining materially impacted by COVID-19 restrictions and yet to show signs of recovery.
The contribution of Active Representatives and Average Representative Sales into Total revenue was also impacted by a reduction in the frequency of campaign cycles as part of our strategy to simplify our business, with all markets now on a monthly campaign cycle.
Segment margin decreased 170 basis points, or 100 basis points on a Constant $ basis, mostly driven by higher SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin increased as the positive impact of price/mix offset the unfavorable impact of foreign currency movements and the impact of higher supply chain costs.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the decline in our revenue which resulted in deleveraging of our fixed expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Avon Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2021	2020	US$	Constant $	2021	2020	US$	Constant $
Total revenue	$369.2	$540.0	(32)%	(31)%	$1,326.9	$1,319.9	1%	3%
Certain Brazil taxes	(12.4)	—	*	*	(21.8)	—	*	*
Adjusted revenue	356.8	540.0	(34)%	(34)%	1,305.1	1,319.9	(1)%	1%

Avon Luxembourg	—	(115.3)	*	*	(249.2)	(311.6)	*	*
Adjusted revenue excluding Avon Luxembourg	356.8	424.7	(16)%	(15)%	1,055.9	1,008.3	5%	10%

Segment profit (loss)	(4.1)	22.0	*	*	8.9	(46.0)	*	*
Certain Brazil taxes	(10.7)	—	*	*	(20.1)	(10.6)	90%	84%
Adjusted segment profit (loss)	(14.8)	22.0	*	*	(11.2)	(56.6)	(80)%	(81)%

Avon Luxembourg	—	(8.9)	*	*	(21.4)	(19.3)	*	*
Adjusted segment profit (loss) excluding Avon Luxembourg	(14.8)	13.1	*	*	(32.6)	(75.9)	(57)%	(56)%

Segment margin	(1.1)%	4.1%	(520)	(550)	.7%	(3.5)%	420	370
Certain Brazil taxes	3.0%	—%	(300)	(320)	1.6%	.8%	(70)	(70)
Adjusted segment margin	(4.1)%	4.1%	(820)	(870)	(.9)%	(4.3)%	340	300

Avon Luxembourg	—%	(1.0)%	100	90	(2.2)%	(3.2)%	*	*
Adjusted segment margin excluding Avon Luxembourg	(4.1)%	3.1%	(720)	(780)	(3.1)%	(7.5)%	440	410

Change in Active Representatives				(33)%				(1)%
Change in units sold				(42)%				(9)%
*Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2021
Total revenue decreased 32% compared to the prior-year period, favorably impacted by the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue decreased 34% with the impact of foreign exchange being broadly neutral as the weakening of the U.S. dollar relative to the Brazilian real offset by the strengthening of the U.S. dollar relative to the Argentinian peso. On a Constant $ basis, Adjusted revenue decreased 34% which includes the impact from the sale of Avon Luxembourg, including our Mexican business, on July 1, 2021. Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 15% as increased Average Representative Sales were more than offset by an 18% decrease in Active Representatives.
Revenue decreased in most markets driven by the impact of COVID-19 restrictions in many countries. Revenue and Constant $ revenue growth were also negatively impacted by the cyber incident in June 2020 which shifted approximately $75 of revenue to the third quarter of 2020.
Revenue in Brazil decreased 23% compared to the prior year period, despite the favorable impact coming of the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue decreased 28% favorably impacted by foreign exchange. On an Adjusted Constant $ basis, revenue decreased 31% primarily driven by a decrease in Active Representatives due to the impact of the cyber incident in June 2020 which shifted revenue to the third quarter of 2020.
Segment margin decreased 520 basis points, or 870 basis points on a Constant $ Adjusted segment margin basis, primarily driven by increases in SG&A.
Constant $ Adjusted gross margin increased slightly as the positive impact of price/mix and the favorable impact of foreign currency movements offset the impact of higher supply chain costs.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of revenue decline, causing a deleveraging of our fixed expenses, as well as increases in bad debts, sales leader and field investments and advertising expenses, primarily in Brazil.
Nine Months Ended September 30, 2021
Total revenue increased 1% compared to the prior-year period, favorably impacted by the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue decreased 1% unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to the Brazilian real and the Argentinian peso, partially offset by the weakening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, Adjusted revenue increased 1% which includes the impact from the sale of Avon Luxembourg, including our Mexican business, on July 1, 2021. Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg increased 10% primarily driven by an increase in Average Representative Sales.
Revenue in Brazil decreased 8% compared to the prior year period, despite the favorable impact coming of the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue decreased 12% unfavorably impacted by foreign exchange. On an Adjusted Constant $ basis, revenue decreased 8% primarily driven by decrease in Active Representatives.
Segment margin increased 420 basis points, or 300 basis points on a Constant $ Adjusted segment margin basis, primarily driven by decreases in SG&A.
Constant $ Adjusted gross margin decreased slightly as the positive impact of price/mix and the favorable impact of foreign currency movements were offset by the impact of higher supply chain costs.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was driven by lower bad debt and lower sales leader and field investments, primarily in Brazil.

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
The Company has cash on hand of approximately $225 as of September 30, 2021.
COVID-19 pandemic and going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company's control, we might expect some negative impact on revenue from COVID-19 to continue for the remainder of 2021, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the issuance date of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its operating and financing obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. This support also includes the loan originally issued by a subsidiary of Natura &Co Holding to a subsidiary of the Company of $960, part of which was repaid in July 2021 with the proceeds from a loan maturing in 2028, with the balance now due on November 2, 2022. As a result, the outstanding loan balances due to subsidiaries of Natura &Co Holding on September 30, 2021 stood at $149 maturing within one year, $206 maturing in November 2022 and $767 maturing in 2028.
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
Cash Flows
Net Cash Used by Operating Activities of Continuing Operations

Net cash used by operating activities of continuing operations during the first nine months of 2021 was approximately $298 as compared to net cash used by operating activities of continuing operations of approximately $307 during the first nine months of 2020, a decreased cash outflow of approximately $9. The decrease in net cash used by operating activities was primarily due to one-time transaction costs in the first quarter of 2020, related to the acquisition by Natura &Co Holding. Cash outflows related to the Transaction included professional fees, senior officer severance and other expenses. Further information relating to the Transaction is included in Note 17, Merger with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Net Cash Used by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first nine months of 2021 was approximately $32, as compared to net cash used by continuing investing activities of approximately $17 during the first nine months of 2020. The approximate $15 increase to net cash used by continuing investing activities was driven by an increase in capital expenditure in the first nine months of 2021 compared to the first nine months of 2020. In contrast, in the nine month period ended, September 30, 2021, net proceeds of $15 were received from the sale of the Spanish Distribution Center. In the nine month period ended, September 30, 2020, net proceeds of $10 were received from the sale of the Hungary Distribution Center in Gödöllő and deposits received for the sale of the China Wellness Plant.
Net Cash Provided by Financing Activities of Continuing Operations
Net cash provided by continuing financing activities during the first nine months of 2021 was approximately $206, as compared to cash provided by continuing financing activities of $26 in the first nine months of 2020. The approximate $180 increase to net cash from financing activities was driven by debt proceeds and repayment of debt from affiliates of Natura &Co during the first nine months of 2021 and the settlement of stock options in the prior year period.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
Approximately 7% of our debt portfolio, our short-term debt, is exposed to floating interest rates. Our long-term borrowings are all at fixed rates of interest.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Open Up & Grow and Avon Integration plans, stabilization strategies, digital strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain, the legal status of the Representatives, and the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems. There is uncertainty around the duration and breadth of the COVID-19 pandemic and the effectiveness of responses to it. As a result, we cannot reasonably estimate at this time the continued impact that COVID-19 may have on our business or operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact including on financial markets or otherwise. See also "Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2020 Annual Report.
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
•the effect of economic, political, legal, tax, including changes in tax rates, and other regulatory risks imposed on us abroad and in the U.S., our operations or the Representatives, including foreign exchange, pricing, environmental rules and regulations in areas related to our activities, including with regard to climate change, data privacy or other restrictions, the adoption, interpretation and enforcement of foreign laws, including in jurisdictions such as Brazil and Russia, and any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny;
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
•disruptions to our manufacturing operations, supply chains and distribution systems;
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the Consolidated Financial Statements included herein.

ITEM 1A. RISK FACTORS

For a discussion of the risk factors affecting the Company, see "Risk Factors" in Item 1A of our 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

2.1	Share Sale and Purchase Agreement, dated as of July 1, 2021, among Avon Cosmetics Limited and Natura &Co UK Holdings P.L.C., in the presence of Avon Luxembourg Holdings S.À R.L.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

AVON PRODUCTS, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVON PRODUCTS, INC.
(Registrant)

Date:	November 12, 2021	/s/ Samantha Hutchison
Samantha Hutchison
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.