Form 10-K
period 2021-12-31
AVON PRODUCTS INC
filed 2022-03-10
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2021 (the last business day of our most recently completed second quarter) was nil.
The number of shares of Common Stock (par value $.01) outstanding at January 30, 2022, was 101.34
The registrant meets the conditions sets forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Open Up & Grow and Avon Integration plans, stabilization strategies, digital strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain, the legal status of the Representatives, and the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems. There is uncertainty around the duration and breadth of the COVID-19 pandemic and the effectiveness of responses to it, including as a result of the emergence of new variants, the rollout of vaccination campaigns and uncertainty as to whether existing vaccines and treatments will be effective against these new variants. As a result, we cannot reasonably estimate at this time the continued impact, that COVID-19 may have on our business or operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact including on financial markets or otherwise. See also "Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic."
•general economic and business conditions in our markets, including social, economic and political uncertainties, such as the ongoing military conflict between Ukraine and Russia or elsewhere, and any existing and potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate. See also “Item 1A. Risk Factors—Risks Related to Our International Operations— Our ability to conduct business in our international markets may be affected by economic, political, legal, tax and regulatory risks” and “Item 1A. Risk Factors—Risks Related to Our International Operations—The ongoing military conflict between Ukraine and Russia may have a material adverse effect on our business, financial condition and results of operations”;
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
•key information technology systems, process or site outages and disruptions, and any cybersecurity breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of Representative, customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident which could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations, and related costs to address such malicious intentional acts and to implement adequate preventative measures against cybersecurity breaches;
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
Additional information identifying such factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2021, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

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
In 2020, the most significant impact of the COVID-19 pandemic was felt during the second quarter of 2020, as many markets were subject to lockdown restrictions to varying degrees, which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. The pandemic primarily resulted in reduced revenue, which in turn impacted profitability and cash generation. The third quarter of 2020 showed signs of recovery in most markets. The fourth quarter of 2020 has again been impacted by the new lockdown measures imposed in parts of Europe, although not to the extent felt during the second quarter of 2020 as we were able to continue normal operations in our manufacturing facilities and distribution centers.
In 2021, the economic disruption caused by the COVID-19 pandemic has resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures have been compounded by disruptions in global supply chains and climate events that hit electricity generation globally, among others. Moreover, novel strains and variants of COVID-19 emerged in 2021, and the rollout of vaccination programs worldwide have compromised the ability of certain countries to effectively contain the spread and the toll of the virus.
We continue to monitor the evolution of the Covid-19 pandemic in the markets in which we operate, especially with regard to restrictive measures adopted by these jurisdictions. We continuously analyze the situation and act to minimize impacts on the operations and on the equity and financial position of the Company, with the objective of implementing appropriate measures, ensuring the continuity of operations, hedge cash, improve liquidity and promote the health and safety of all.
In view of this scenario, we review the recoverability expectations of our financial and non-financial assets in the preparation of these financial statements, considering the most recent information available and reflected in the Company’s business plans. In addition, we also consider possible effects on the financial statements including revenues and the continued transition to the digital environment, allowances for doubtful accounts receivable, impairment of non-financial assets, leases, liquidity and capital resources and going concern.
As of the date of this report, we are unable to estimate the long-term economic impact arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19. See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" and “Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Overview— COVID-19 pandemic”.
Distribution
During 2021, we had sales operations in 54 countries and territories, and distributed our products in 24 other countries and territories. At December 31, 2021, we had sales operations in 52 countries.
Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel, with a strategy to expand to omnichannel. Our priority in the omnichannel model is to accelerate digital social selling through Representative engagement, activation, training, direct customer delivery service, and e-commerce. In our case, sales of our products are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. On average we had approximately 5 million Active Representatives during the year ended December 31, 2021, which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales globally.
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
While we continue to grow the penetration of our Representative mobile application, AvonON, we are proud to have increased the usage by 45% in one year, with more than 47% increase in returning users which will eventually lead to an increased number of Hybrid Representatives (who serve customers online & offline), we believe this will be key to our retention & growth of sellers’ segment at Avon since Hybrid Representatives have higher average sales and order more frequently.
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

International Operations
During 2021, our international operations, outside of the U.S., were conducted primarily through subsidiaries in 54 countries and territories. At December 31, 2021, this had reduced to 52 countries and territories. Outside of the U.S., our products were also distributed in 23 other countries and territories. In March 2016, we separated from our North America business, which had consisted of the Company's operations in the U.S., Canada and Puerto Rico; this business has been presented as discontinued operations for all periods presented. As a result, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S. During 2021, approximately 49% of our consolidated revenue was derived from Avon Latin America, and approximately 51% was derived from Avon International. Further, approximately 18% of our consolidated revenue during 2021 was derived from Brazil, which is our largest market and is included within the Avon Latin America reportable segment.
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
Product Categories
Both of our product categories individually account for 10% or more of consolidated net sales in 2021. The following is the percentage of net sales by product category for the years ended December 31:

	2021	2020	2019
Beauty	74%	74%	74%
Fashion & Home	26%	26%	26%
2021 and 2019 were impacted by certain indirect tax items in Brazil and is excluded from net sales in our calculation above. See Note 5: Revenue for more information.
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
Research and Product Development Activities
New products are essential to growth in the highly competitive cosmetics industry. Our research and development ("R&D") department’s efforts are vital to developing new products, including formulating high performing beauty products relevant to women’s needs, and improving existing products. As part of our Open Up & Grow strategy and to improve our brand competitiveness, we are focusing on developing breakthrough new technology and product innovation to deliver accessible Beauty products that provide visible consumer benefits while also delivering the Company’s ambitious sustainability goals. R&D also works extensively with third party companies to bring in new ideas, help accelerate development time and deliver against local market trends.

Our global R&D innovation center is located in Suffern, NY. There is a team of expert scientists, researchers and technicians applying the disciplines of science to developing and bringing products to market around the world. Relationships with dermatologists, scientists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have R&D centers located in Brazil, China, Mexico, the Philippines, Poland, South Africa and the UK.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $39.3 in 2021, $36.5 in 2020 and $40.6 in 2019. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters
Compliance with environmental laws and regulations impacting our global operations has not had, and currently is not anticipated to have, a material adverse effect on our financial position, capital expenditures or competitive position. As part of the Natura &Co group, we are now in the process of working towards our B Corp accreditation; which we aim to achieve by 2023.
Human Capital Resources
At December 31, 2021, Avon employed approximately 18,000 employees. Of these, approximately 170 were employed in the U.S.. In Avon International Females constituted approximately 66% of our workforce and 62% of our managerial employees and in Avon Latin America Females constituted approximately 58% of our workforce and 57% of our managerial employees.
At Avon, we’re the company that puts purpose, people and relationships at the heart of everything we do. As part of the Natura &Co family, we’re committed to being the best beauty company for the world by generating a positive environmental, economic and social impact for our communities across the globe.
We believe beauty is for everyone and that it’s beautiful to be you. We celebrate our differences, champion self-expression and are committed to inclusion for all. We embrace diversity and individuality to build a culture that represents our communities and enables everyone to bring their best self to work. Our Avon Expectations for all Associates and Management clearly outline a minimum standard for appropriate behaviour. Our employee resource groups enable Associates to have a safe space for learning, honest conversations, coaching and hold the business to account – highlighting areas for improvement and providing feedback on policy and decision-making.
Natura &Co’s Commitment to Life agenda has set out our bold targets for the next decade to step up our actions and tackle some of the world’s most pressing issues. At Avon we are committed to protecting human rights and being humankind. Our aim is to close the gender pay equity gap by 2023 ensuring that associates who perform the same role in the same location with the same responsibilities, experience and performance should be paid equally whatever their gender is. We also commit to 50% of women in senior management roles, which we are currently meeting. We are also committed to paying living wage or above to all our employees by 2023.
Lastly, we are working towards 30% inclusion, in management, of under-represented groups – racial or ethnic, sexual diversity and gender identity (LGBTI), socio economically disadvantaged, physical or mental disability. While this is a longer-term goal we have taken steps to ensure we are able to capture our first Associate Diversity and Inclusion demographic survey in Q1 2022 which will give us our first baseline. We also piloted a neurodiversity hiring scheme, partnering with the National Autistic Society UK which will continue with amplification in 2022.
We have remained focused on protecting our employees, our subcontractors and our customers through the continued Covid pandemic . These protocols include temporarily closing offices, significantly expanding the use of virtual interactions in all aspects of our business, including customer facing activities and for front line workers, social distancing measures enforced in all operations consistently since the beginning of the pandemic, including reconfiguring work spaces where possible and delineating paths, entrances, and exits in factories and warehouses and enhanced cleaning protocols.
We have used our experience of working in different ways to re think work place flexibility and have moved to a hybrid way of work, where possible, with our employees working 2 to 3 days a week in the office. This has allowed us to further deliver on part of our Employee Value Proposition – “In a way that works for you”.
Avon International
In 2021, we continued focus on our Employee Value Proposition - ‘The beauty of doing good’, tracking progress every 6 months through our employee engagement survey, Glint. Developments over the last year include enhancing people manager capability through skill building and training, embedding a culture of feedback supported by renewed feedback functionality and supporting development through the launch of a new mentoring scheme. We have also continued to have a strong focus on building meaningful careers and saw great success through the running of our first virtual careers festival. This included 65 session of learning content, 3493 people signing up for the festival and each person spending an average of 6 hours at the event. This virtual event enabled people to create a tailored event schedule and helped to bring our global community together during a tough time of lockdowns and restrictions to focus on themselves and their development.
There has also been a strong focus on internal moves of talent with 44% of new roles in 2021 being filled by internal hires equating to 621 moves within Avon International. We are also starting to see movement across the Natura &Co. Group with Avon having exported the most talent into other brands.
We have continued to invest in building leaders at all levels of the organization The “Leading with Heart” program for first -time people managers covers key concepts critical to being an effective and compassionate leader. Through the “Leading with Purpose” program, participants learn how to leverage their personal strengths while maximizing impact as senior leaders. We have invested in executive coaching for leaders stepping up into critical leadership roles and continue to support leadership teams with ongoing team development support.
We are really pleased that despite a year of people challenges, we have made progress against these key areas of focus. This has been reflected in our Glint scores, Feedback score up by 5 points, Manager up 4, Career up 2, Growth up 2, Equal Opportunity up 3. With continued focus across these areas, we hope to see these scores increasing further over the next year.
Avon Latin America
In 2021, the focus of Glint, was promoting a culture of continuous listening and ensuring actions are taken to increase engagement. We now have 2 surveys a year so we can get feedback on recent experiences and managers can take action through actionable insights.
There was a strong focus on internal movements of talent in managerial positions and above, with 66% of new roles in 2021 being filled by internal hires. We have launched in 2021 the program “Paths to Leadership” to invest in building leaders at all levels of the organization. It is focused on developing competences to help the leaders in the new group structure with Natura &Co, and to maximize synergies. We have invested in executive coaching for leaders stepping up into critical leadership roles and continue to support leadership teams with ongoing team development support.

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

("Natura &Co" or "Natura &Co Holding") in January 2020. With the completion of this transaction, our common stock was removed from trading on the NYSE, and we became a privately held company.
During 2021, 2020 and 2019, we disposed of businesses and assets as part of the Open up Avon strategy and later the Open Up & Grow strategy. In February, May and June 2019, we completed the sale of Avon Manufacturing (Guangzhou), Ltd, Maximin Corporation Sdn Bhd ("Malaysia Maximin") and the Rye office, respectively. In April and August 2020, we completed the sale of the Hungary distribution center and the China Wellness Plant, respectively. In June, September, November and December 2021, we completed the sale of a branch of our Italian business, the Spanish distribution center, the manufacturing business in India and the business in Saudi Arabia, respectively.
On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding.
Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale to the Consolidated Financial Statements included herein, for additional information.
Ongoing military conflict between Ukraine and Russia
On February 24, 2022, Russia launched a military invasion of Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the UK, the European Union (the “EU”) and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia.
As a result of the ongoing military conflict in Ukraine, our Ukraine operations are currently suspended for an indeterminate period.
Our Russian factory supplies our business not just in Russia but in Eastern Europe as well. [We are considering shifting production to Poland to supply these markets as necessary. However, shifting production away from our Russian factory entails short-term costs and could also result in more long-term increases in our costs of production which we may not be able to pass on to our customers] In addition, certain suppliers of raw ingredients and components to our Russian factory and of finished products to our Russian business may require us to take additional measures in order to continue supplying our Russian operations. Failure on our part to provide for such additional measures could impair the functioning of our Russian factory and could also result in disruptions in supply to our Eastern European operations or our inability to source certain finished products to sell to customers in Russia. Any of these developments could have a material adverse effect on our wider Eastern European business.
Furthermore, the Russian ruble has depreciated significantly against the U.S. dollar in 2022 and is expected to continue to depreciate in the coming months as a result of the conflict. The same applies to the Ukrainian hryvnia. We expect that these depreciations, and in particular that of the Russian ruble given the scale of our operations in Russia, will have a material adverse effect on our results of operations and financial condition in these countries [as well as a resulting material adverse effect on our consolidated results of operations and financial condition].
While the precise effects of the ongoing military conflict and these sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets as well as in an increase in energy and commodity prices globally. Should the conflict continue or escalate, markets may face various economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, significant disruptions in logistics infrastructure, telecommunications services, the risk of unavailability of information technology systems and infrastructure, among others, given that Russia and Ukraine are significant exporters of commodities. The resulting impacts on financial markets, inflation, interest rates, unemployment and other matters could disrupt the global economy’s ongoing recovery following the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.
See also “Item 1A. Risk Factors—Risks Related to Our International Operations— Our ability to conduct business in our international markets may be affected by economic, political, legal, tax and regulatory risks” and “Item 1A. Risk Factors—Risks Related to Our International Operations—The ongoing military conflict between Ukraine and Russia may have a material adverse effect on our business, financial condition and results of operations.”
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
Summary of Risks Related to COVID-19

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

Summary of Risks Related to the Transaction

•The expected benefits from integrating our operations with Natura &Co’s operations may not be achieved. Even if our respective operations are successfully integrated, we may not realize the full benefits of the Transaction, within the expected time frame, if at all.
•Third parties may alter existing contracts or relationships with us as a result of the Transaction. Any loss or distraction of our customers, employees, Representatives, suppliers, vendors, distributors, landlords, lenders, licensors, joint venture partners and other business partners, could have a material adverse effect on our business.

Summary of Risks Related to Our Business Strategy

•Our ability to improve our financial and operational performance and implement our global business strategy is dependent upon a number of factors, and there can be no assurance if and when any of these initiatives will be successfully and fully executed or completed.
•We may experience difficulties, delays or unexpected costs in completing Open Up & Grow and Avon Integration and any other restructuring and cost-saving initiatives, including achieving any anticipated savings and benefits. If we are unable to realize these savings or benefits, or otherwise fail to invest in the growth initiatives, our business may be adversely affected.
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

Summary of Risks Related to Our Business Model

•We face intense competition and can make no assurances about our ability to overcome our competitive challenges. If our advertising, promotional, merchandising or other marketing strategies are not successful, if we are unable to improve our product mix and offer new products that represent technological breakthroughs and are aligned with local preferences, if we do not successfully manage the timing of new product introductions or the profitability of these efforts, if we are unable to improve the Representative experience, or if for other reasons the Representatives or end customers perceive competitors’ products as having greater appeal, then our sales, results of operations and cash flows will be adversely affected.

•Third-party suppliers provide, among other things, the raw materials required for our Beauty products. The loss of these suppliers, a supplier’s inability to supply a raw material or a finished product or a disruption or interruption in the supply chain may adversely affect our business. We may be adversely affected by (i) fire, natural disasters, disease outbreaks or pandemics, such as COVID-19, shortages of goods, services or labor, delays in obtaining key supplies, strikes and stoppages, power shortages, failures in the systems, forest fires and deforestation, among others, where we are unable to otherwise service the affected region, (ii) significant disruptions in logistics infrastructure, and (iii) fluctuating fuel prices within our distribution network.

Summary of Risks Related to Our International Operations

•We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions. There can be no assurance that foreign currency fluctuations and restrictions will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.
•The ongoing military conflict between Ukraine and Russia has resulted in the interruption of our operations in Ukraine for an indeterminate period and we cannot assure you that our business in Russia will not be interrupted as well. In addition, the ongoing military conflict between Ukraine and Russia has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including the imposition of severe financial and economic sanctions on Russia which could have a material adverse effect on our business in that country. Furthermore, while the precise effect of the ongoing military conflict and the sanctions on the Russian and global economies remains uncertain, should tensions continue to increase, financial markets may continue to experience significant volatility as well as economic and security consequences including, but not limited to, supply shortages of different kinds, increases in prices of commodities, including piped gas, oil and agricultural goods, significant disruptions in logistics infrastructure, telecommunications services, the risk of unavailability of information technology systems and infrastructure, among others.
•Our ability to conduct business in our international markets may be affected by economic, political, legal, tax and regulatory risks. In the event that any jurisdiction in which we operate or plan to operate imposes any new laws, regulations, restrictions and/or other barriers to entry, our ability to expand may be limited and our growth and development may be adversely affected.

Summary of Risks Related to IT and Cybersecurity Matters

•A failure, disruption, cyberattack, other breach in the security of an IT system or infrastructure that we utilize could adversely affect our business and reputation and increase our costs. Our and our third-party service providers’ data, IT systems and infrastructure may be vulnerable.
•Unauthorized disclosure of sensitive or confidential Representative or customer information or our failure or the perception by our Representatives or customers that we failed to comply with privacy laws or properly address privacy concerns could materially harm our business and standing with our Representatives and customers. We cannot provide assurance that our security measures will prevent further security breaches.

Summary of Risks Related to Financial Matters
•Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity.
•We may not effectively manage risks associated with the replacement of benchmark indices. Interest rates on our financial instruments tied to benchmark rates, as well as the expenses associated with those financial instruments, may be adversely affected.

Summary of Risks Related to Legal Matters
•We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.
•Government reviews, inquiries, investigations, and actions could harm our business or reputation. In addition, from time to time, we may conduct other investigations and reviews, the consequences of which could negatively impact our business or reputation.

Summary of General Risk Factors

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

Public health officials worldwide have recommended and mandated precautions to mitigate the spread of COVID-19, including restrictions on manufacturing, distribution, and congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, manufacturing and distribution of our products may be negatively impacted . Our suppliers have been similarly impacted by disruptions in global supply chains and climate events that hit electricity generation globally, among other events, which further affect our ability to produce and distribute. Distribution has also been impacted by certain restrictions on import and export in various countries and such restrictions may continue in the future. These restrictions have contributed to inflationary pressures in the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide, which may affect our ability to procure such raw materials at similar prices as we have prior to the COVID-19 pandemic. The pandemic has also led to challenges in recruiting Representatives, and enrollment of Representatives will likely occur at a slower pace. Additionally, there is a general risk that our employees or other workers could be exposed to the virus and that an incident of infection at one of our sites could result in “lock-down” measures for the whole site that could negatively impact our business.

Our results will continue to be adversely impacted by these public health restrictions and other actions taken to contain or mitigate the impact of COVID-19. Although there have been certain improvements in the restrictive measures being adopted to contain the impacts of the COVID-19 pandemic, there is still considerable uncertainty as to whether future restrictions might be required or enforced by the authorities in the future. In particular, new variants of the virus have emerged against which existing vaccines and acquired immunity may not be effective. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our Representatives, suppliers and employees, all of which are uncertain and cannot be predicted. COVID-19 also poses risks that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including current or future shutdowns that may be requested or mandated by governmental authorities and could have a material adverse effect on our results of operations, financial condition and liquidity going forward. Furthermore, to the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and liquidity, it may also have the effect of heightening many of the other risks to which we are exposed, such as those relating to our high level of indebtedness and our need to generate sufficient cash flows to service our indebtedness.

We expect some negative impact on revenue and profits from COVID-19 to continue in 2022, given the emergence of novel strains and variants across the world as well as continuing difficulties in the rollout of vaccination programs worldwide, which will, in turn, result in lower cash generation from and greater costs in our activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the date of issuance of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date of issuance of the Consolidated Financial Statements contained herein. For further information see Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.

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

Third parties may alter existing contracts or relationships with us as a result of the Transaction.

We have contracts with customers, employees, Representatives, suppliers, vendors, distributors, landlords, lenders, licensors, joint venture partners and other business partners. As a result of the Transaction, parties with which we have business and operational relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Further, parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

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

As of December 31, 2019, we had approximately $660 million of foreign tax and other credits available to offset future income for U.S. federal tax purposes. As a result of the ownership change resulting from the Transaction the ability to use these credits has been limited to a range of approximately $108 to $178 million. Our ability to utilize such credits to offset future income could be further limited, however, if the Company undergoes an additional “ownership change” within the meaning of Section 382 of the Code. In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by 5% shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If the 50 percentage points are exceeded, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred credits that may be used to offset taxable income in future years. A number of complex rules apply in calculating this limitation, and any such limitation would depend in part on the market value of the Company at the time of the ownership change and prevailing interest rates at the time of calculation. As a result, the magnitude of any potential limitation on the use of our deferred tax assets and the effect of such limitation on the Company if an ownership change were to occur is difficult to assess. However, if all or a portion of our deferred tax assets were to become subject to this limitation, our tax liability could increase significantly and our future results of operations and cash flows could be adversely impacted. Prospectively if we were to undergo a further ownership change these remaining credits could be further reduced.

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
There can be no assurance that we will be able to improve revenue, margins and net income, or achieve profitable growth in the future, particularly in our largest markets and developing and emerging markets, such as Brazil, Mexico and Russia. Our revenue in 2021 was $3,404.5 million, compared with $3,625.2 million in 2020, and $4,763.2 million in 2019. Improving revenue, margins and net income and achieving profitable growth will depend on our ability to improve financial and operational performance and execute our global business strategy, and there can be no assurance that we will be able to achieve these goals. Our ability to improve could be hindered by competing business priorities and projects.
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

Our business is conducted primarily in one channel, direct selling, and our inability to retain our Representatives may materially adversely affect us
Our business is conducted primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2021, we had an average of approximately 4 million Active Representatives, which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis. Among other things, we need to create attractive Representative earning opportunities and transform the value chain, restore field health and sales force effectiveness, successfully implement other initiatives in the direct-selling channel, with a strategy to expand to omnichannel successfully execute our digital strategy, including e-commerce, improve our brochure and product offerings and improve our marketing and advertising. If we are unable to constantly update our product portfolio, our ability to retain our representatives could be materially adversely affected. There can be no assurance that we will be able to achieve these objectives.
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
The loss of any one supplier would not have a material impact on our ability to source raw materials for the majority of our Beauty products or source products for the remainder of our Beauty products and all of our Fashion & Home products or paper for the brochures. This risk may be exacerbated by our globally coordinated purchasing strategy, which leverages volumes. Regulatory action, such as restrictions on importation, may also disrupt or interrupt our supply chain. Furthermore, increases in the costs of raw materials or other commodities, restricted supply or, in a worst-case scenario, the impossibility of obtaining raw materials and packaging due to several factors over which we have no control, such as climate, agricultural production, legitimate access to genetic heritage and/or traditional associated knowledge, economic conditions, and transportation and processing costs, among others may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution, and may adversely affect our business if we are unable to satisfy demand for certain products or to produce paper brochures that our Representatives can use to sell our products. Moreover, if our suppliers fail to use ethical business practices and comply with applicable laws and regulations, such as any child labor laws and other human rights laws, our reputation could be harmed due to negative publicity and our ability to supply certain products may be disrupted.
In addition, our business depends on a supply chain facing inherent logistics-related risks beyond our control and that of our suppliers, such as ocean freight disruptions, which have negatively impacted us and may continue to adversely affect us in the future. We may be adversely affected in the event of (i) fire, natural disasters, disease outbreaks or pandemics, such as COVID-19, shortages of goods, services or labor, delays in obtaining key supplies, strikes and stoppages, power shortages, failures in the systems, forest fires and deforestation, among others, where we are unable to otherwise service the affected region, (ii) significant disruptions in logistics infrastructure, and (iii) fluctuating fuel prices within our distribution network.

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
Inflation is another risk associated with our international operations. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. High rates of inflation or the related devaluation of foreign currency may have a material adverse effect on our business, assets, financial condition, liquidity and results of operations or cash flows. For example, Argentina is considered to be a highly inflationary economy. See “Segment Review - Avon Latin America” within MD&A for additional information regarding Argentina. Brazil has also experienced a significant rise in inflation in 2021 and early 2022. Moreover, governmental measures to curb inflation and speculation about any such possible future governmental measures have contributed to the negative economic impact of inflation and have created general economic uncertainty and heightened volatility in the capital markets. In addition, there can be no assurance that other countries in which we operate will not become highly inflationary and that our revenue, operating profit and net income will not be adversely impacted as a result.
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
•the possibility that local civil unrest, economic or political instability, bureaucratic delays, changes in macro-economic conditions, changes in diplomatic or trade relationships (including any sanctions, restrictions and other responses, such as those related to the ongoing military conflict between Russia and Ukraine) or other uncertainties might disrupt our operations in an international market;
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
•electoral pressures in 2022 in Brazil, whereas, historically, in presidential election years, foreign investments in Brazil decrease and political uncertainty generates greater instability and volatility in the domestic market;
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
At the end of 2021 and into 2022, Russia amassed large numbers of military forces and support personnel on the Ukraine-Russia border, leading to tensions between Ukraine and Russia as well as between the United States, its allies and Russia. On February 24, 2022, Russia launched a military invasion of Ukraine. As a result of these developments, our Ukrainian operations are currently suspended for an indeterminate period [and we cannot assure you that our Russian operations will not also be reduced or suspended.] Furthermore, the ongoing military conflict between Ukraine and Russia has resulted in the imposition of broad financial and economic sanctions against Russia by the United States and its allies, including the UK, the EU and other countries around the world, which could have a lasting impact on regional and global economies. Any further escalation of the military conflict between Ukraine and Russia, or any further increase in tensions between the United States, its allies and Russia could have a material adverse effect on us. See also “—The ongoing military conflict between Ukraine and Russia may have a material adverse effect on our business, financial condition and results of operations.”
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
The ongoing military conflict between Ukraine and Russia may have a material adverse effect on our business, financial condition and results of operations.
On February 24, 2022, Russia launched a military invasion of Ukraine. The ongoing military conflict between Ukraine and Russia has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia.
We have sales operations in multiple countries including in Russia and Ukraine. While as of the date of this report there have not been any material impacts from the above mentioned matter in our consolidated financial statements, we are continuously monitoring the developments to assess any potential future impacts that may arise as a result of the ongoing crisis .
While the precise effects of the ongoing military conflict and these sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets, depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, as well as in an increase in energy and commodity prices globally. Should the conflict continue or escalate, markets may face various economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services, the risk of unavailability of information technology systems and infrastructure, among others, given that Russia and Ukraine are significant exporters of commodities. The resulting impacts on financial markets, inflation, interest rates, unemployment and other matters could disrupt the global economy’s ongoing recovery following the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.
A protracted conflict between Ukraine and Russia, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU and others, and the above mentioned adverse effect on the wider global economy and market conditions could, in turn, have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to a number of foreign laws and regulations in various jurisdictions governing data privacy and security.
We collect, use and store personal data of our employees, Representatives, customers and other third parties in the ordinary course of business. We are required to comply with increasingly complex and changing data privacy and security laws and regulations governing the collection, storage, use, transmission and protection of personal information and other data, including the transfer of personal data between countries. In May 2018, the EU adopted robust data privacy regulations under the General Data Protection Regulation (“GDPR”). Further changes are likely to be introduced through a revised Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”). The GDPR in particular has broad extraterritorial effect and imposes a robust data protection compliance regime with significant penalties for non-compliance. Other countries in which we operate are developing comparable regulations. Brazil enacted the Lei Geral de Proteção de Dados Pessoais (“LGPD”), which is broadly equivalent to GDPR and came into force in September 2020, except for the applicability of the law’s administrative sanctions, which came into force on August 1, 2021. In general, the GDPR and ePrivacy Regulation, and other local privacy laws, could require adaptation of our technologies or practices to satisfy local privacy requirements and standards. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit could result in the issuance of stop processing orders, and/or subject us to fines and penalties. That or other circumstances related to our collection, use and transfer of personal data could cause a loss of reputation in the market or adversely affect our business.
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
On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the UK parliament voted in March 2017 to trigger Article 50 of the Treaty on European Union, commencing the UK’s official withdrawal process from the EU and initiating negotiations with the EU in June 2017. In January 2020, the House of Commons (the lower chamber of the UK parliament) approved the terms of an agreement with the EU to determine the future terms of the parties’ relationship, including the terms of trade between the UK and the EU and other nations, following the UK’s exit from the EU on January 31, 2020.
The UK left the EU on January 31, 2020. A transition period, lasting until December 31, 2020, was put in place, during which the UK continued to (i) be subject to EU rules and (ii) remain a member of the single market. The UK-EU Trade and Cooperation Agreement (“TCA”) was signed on 30 December 2020, between the EU, the European Atomic Energy Community and the UK. It has been applied provisionally since 1 January 2021, when the transition period ended, and came into full force on May 1, 2021, after relevant EU institutions ratified the agreement. This trade agreement, in which there will be no tariffs or quotas on the movement of goods between UK and EU, means the UK has left the EU customs union and single market. While the TCA between the UK and EU provided much needed certainty on trade, naturally political and economic concerns remain as the true effects of the TCA and future trade agreements outside of the EU begin to unfold, which developments we continue to monitor.
Continued uncertainty around the terms of the UK’s relationship with the European Union and the lack of a fully comprehensive trade agreement may negatively impact the economic growth of both regions. Similarly, an adverse effect on the

UK and the EU may have an adverse effect on the wider global economy or market conditions and investor confidence. This could, in turn, have a material adverse effect on our operations, financial condition and prospects.
Furthermore, given that we conduct a substantial portion of our business in the EU and the UK, and our corporate headquarters has been relocated to the UK, any of these developments could have a material adverse effect on our business, financial position, liquidity and results of operations or cash flows. Changes in foreign currency exchange rates may have a material effect on our net sales, financial condition, profitability and/or cash flows and may reduce the reported value of our operating results.
During 2022 we will continue to monitor the implementation of new border controls (including any resulting delays), immigration policy (ability to recruit and maintain talent), regulatory changes and requirements to comply with new mandates, which may prove challenging and costly.

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
Moreover, as a result of the COVID-19 pandemic, we have increased the number of employees working remotely and expect to continue to allow remote work even after the pandemic comes to an end. This will require us to continue relying on remote-access information technology systems, which increases the risk of unavailability of our systems and infrastructure, disruption of telecommunications services, widespread system failures, and exposes us to increased vulnerability to cyberattacks. Any of these developments could adversely affect our ability to conduct our business may be adversely impacted.
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
To remediate the material weakness, we strengthened procedures and controls with the support of external cyber security and IT general controls specialists and accelerated our investment in IT infrastructure to strengthen our cyber security controls. Based on testing performed by management, the implemented controls are designed and operating effectively and the material weakness was remediated at December 31, 2020.

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
Our long-term credit ratings are: Moody’s ratings of Ba3 with Stable Outlook for corporate family and senior unsecured debt; S&P ratings of BB with Stable Outlook for corporate family and senior unsecured debt; and Fitch ratings of BB with Positive Outlook for corporate family and unsecured debt. Our credit ratings remain below investment grade which may impact our ability to access financing transactions on favorable terms. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency review could result in a change in outlook or downgrade, which could limit our access to new financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities and could result in an increase in financing costs. See Note 7, Debt and Other Financing to the Consolidated Financial Statements included herein, for details about the terms of our existing debt and other financing arrangements.
We may not effectively manage risks associated with the replacement of benchmark indices.
Interest rate, equity, foreign exchange rate and other types of indices which are deemed to be “benchmarks” are the subject of increased regulatory scrutiny. In March 2021, the United Kingdom’s Financial Conduct Authority, or the “FCA,” announced that most London interbank offered rate (“LIBOR”) benchmarks will cease to be available after 2021. Certain other alternative benchmark interest rates have been announced, such as the Federal Reserve Bank of New York’s Secured Overnight Financing Rate based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York.
These and other reforms may cause benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be fully anticipated, which introduces a number of risks for us including legal risks arising from potential changes required to documentation for new and existing transactions. Meaningful time and effort is required to transition to the use of new benchmark rates, including with respect to the negotiation and implementation of any necessary changes to existing contractual arrangements and the implementation of changes to our systems and processes. We are actively evaluating the operational and other impacts of such changes and managing transition efforts accordingly.
Moreover, there is a lack of clarity as to what methods of calculating a replacement benchmark will be established or adopted generally, or whether different industry bodies, such as the loan market and the derivatives market, will adopt the same methodologies. In addition, as part of the transition to a replacement benchmark, parties may seek to adjust the spreads relative to such benchmarks in underlying contractual arrangements. As a result, interest rates on financial instruments tied to benchmark rates, including those pursuant to which we borrow funds, as well as the expenses associated with those financial instruments, may be adversely affected.
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
In connection with the Separation, we and New Avon entered into several agreements, including among others, an Intellectual Property License Agreement and a Manufacturing and Supply Agreement. The Intellectual Property License Agreement provides New Avon with rights to use certain intellectual property rights that we used in the conduct of the North America business prior to the Separation. The Manufacturing and Supply Agreement provides that we and New Avon will manufacture, or cause to be manufactured, and supply certain products to each other. These agreements establish a bilateral relationship between New Avon and us. We will rely on New Avon to satisfy its performance and payment obligations under these agreements. If New Avon is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.
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
Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, taxation, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We may face continued economic challenges in 2022 because customers may continue to have less money for discretionary purchases as a result of job losses, bankruptcies, and reduced access to credit, among other things.
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

Climate change can create transition risks, physical risks and other risks that could adversely affect us.
Climate risk is a transversal risk that can be an aggravating factor for the types of traditional risks that we manage in the ordinary course of business, including without limitation the risks described in this “Risk Factors” section. Based on the classifications used by Task-Force on Climate-Related Financial Disclosures, we consider that there are two primary sources of climate change related financial risks: physical and transition.
Physical risks resulting from climate change can be event-driven (acute) or long-term shifts (chronic) in climate patterns:
•Acute physical risks include increased severity of extreme weather events, such as drought, hurricanes, or floods.
•Chronic physical risks include changes in precipitation patterns and extreme variability in weather patterns, rising mean temperatures, chronic heat waves or rising sea levels.
Transition risks refer to actions brought on to address mitigation and adaptation requirements related to climate change, and they can fall into various categories such as market, technology and market changes:
•Market risk may manifest through shifts in supply and demand for certain commodities, products, and services, as climate-related risks and opportunities are increasingly taken into account.
•Technology risk arises from improvements or innovations to support the transition to a lower-carbon, energy efficient economic system that can have a significant impact on companies to the extent that new technology displaces old systems and disrupts some parts of the existing economic system.
•Policy actions generally fall into two categories—those that attempt to constrain actions that contribute to the adverse effects of climate change and those that seek to promote adaptation to climate change. The risk associated with and the financial impact of policy changes depend on the nature and timing of the policy change.
We are already subject to certain regulatory environmental requirements that may increase going forward as a result of the increasing importance of environmental matters. This and other changes in regulations in international markets may expose us to increased compliance costs, limit our ability to pursue certain business opportunities and provide certain products and services, each of which could adversely affect our business, financial condition and results of operations.
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

Since January 2017 our principal executive offices have been located in the UK, and presently are leased in Northampton, UK. All the floors of our previous principal executive office location at 777 Third Avenue, New York, NY continue to be subleased.
During 2021, we sold our Mexican manufacturing and distribution center in connection with the sale of Avon Luxembourg. In addition we sold our Indian manufacturing facility in connection with the sale of the cosmetics manufacturing operation in India, and our Spanish distribution center. See Note 3, Discontinued Operations and Assets and Liabilities held for sale, to the Consolidated Financial Statements included herein.
In addition to the facilities noted above, other principal properties measuring 50,000 square feet or more include the following:
•three manufacturing facilities, nine distribution centers and three administrative offices in Avon International; and
•two manufacturing facilities and ten distribution centers in Avon Latin America.
We consider all of our principal properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.

Of all the properties listed above, 17 are owned and the remaining 12 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included based on primary usage.

ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 18, Contingencies to the Consolidated Financial Statements included herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock

At December 31, 2021, Natura &Co Holding S.A. was the sole holder of record of our common stock.
ITEM 6. [RESERVED]

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
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel, with a strategy to expand to omnichannel. During 2021, we had sales operations in 54 countries and territories, and distributed products in 24 more. At December 31, 2021, we had sales operations in 52 countries. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S."). Our reportable segments are based on geographic operations in two regions, Avon International and Avon Latin America. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion apparel, accessories, housewares and leisure products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
On average we had approximately 5 million Active Representatives during the year ended December 31, 2021, which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.
Total revenue decreased 6% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil. Excluding these items, Adjusted revenue was down 7%, with the impact of foreign exchange being broadly neutral as the weakening of the U.S. dollar relative to the South African rand, the British pound and the Mexican peso was offset by the strengthening of the U.S. dollar relative to the Turkish lira and the Brazilian real.
On a Constant $ basis, Adjusted revenue decreased 6% year on year in 2021, driven by a 4% decrease in Avon International and a 9% decrease in Avon Latin America, mostly driven by changes in the severity of COVID-19 restrictions in many markets and the sale of Avon Luxembourg on July 1, 2021. Revenue and Constant $ Adjusted revenue were impacted by a 10% increase in Average Representative Sales offset by a decrease in Active Representatives of 15% in multiple markets and across both Avon International and Avon Latin America and also impacted by a reduction in the frequency of campaign cycles as part of our strategy to simplify our business, with all markets now on a monthly campaign cycle.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased by 1% as a 15% increase in Average Representative Sales was offset by an 15% decrease in Active Representatives.
Units sold decreased 16% or decreased 13% excluding the impact of the sale of Avon Luxembourg driven by decreases in both Avon International and Avon Latin America.
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
In 2020, the most significant impact of the COVID-19 pandemic was felt during the second quarter of 2020, as many markets were subject to lockdown restrictions to varying degrees, which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. The pandemic primarily resulted in reduced revenue, which in turn impacted profitability and cash generation. The third quarter of 2020 showed signs of recovery in most markets. The fourth quarter of 2020 has again been impacted by the new lockdown measures imposed in parts of Europe, although not to the extent felt during the second quarter of 2020 as we were able to continue normal operations in our manufacturing facilities and distribution centers.
In 2021, the economic disruption caused by the COVID-19 pandemic has resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures have been compounded by disruptions in global supply chains and climate events that hit electricity generation globally, among others. Moreover, novel strains and variants of COVID-19 emerged in 2021, and the rollout of vaccination programs worldwide have compromised the ability of certain countries to effectively contain the spread and the toll of the virus.
We continue to monitor the evolution of the Covid-19 pandemic in the markets in which we operate, especially with regard to restrictive measures adopted by these jurisdictions. We continuously analyze the situation and act to minimize impacts on the operations and on the equity and financial position of the Company, with the objective of implementing appropriate measures, ensuring the continuity of operations, hedge cash, improve liquidity and promote the health and safety of all.
In view of this scenario, we review the recoverability expectations of our financial and non-financial assets in the preparation of these financial statements, considering the most recent information available and reflected in the Company’s business plans. In addition, we also consider possible effects on the financial statements including revenues and the continued transition to the digital environment, allowances for doubtful accounts receivable, impairment of non-financial assets, leases, liquidity and capital resources and going concern (see below).
As of the date of this report, we are unable to estimate the long-term economic impact arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19. See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic".
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
(1) 2021 includes the impact of certain Brazil indirect taxes, which were recorded in product sales and selling, general and administrative expenses, net in the amounts of approximately $21 and approximately $2, respectively. The corresponding tax impact was approximately $7. 2020 includes the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11. The corresponding tax impact was approximately $4. 2019 included the impact of certain Brazil indirect taxes, which were recorded in product sales and other income (expense), net in the amounts of approximately $68 and approximately $50, respectively, in our Consolidated Income Statements. The corresponding tax impact was approximately $23. See Note 20, Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
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
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign, generally on credit if the Representatives meet certain criteria. Sales campaigns are generally a month in duration. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance past due for prior campaigns is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability, including seasonality and changing trends and the impact of COVID-19. Over the past three years, annual bad debt expense was $62 in 2021, $78 in 2020 and $115 in 2019, or approximately 2% of total revenue in 2021, 2020 and 2019. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $76 for 2021, $101 for 2020 and $133 for 2019, or 2-4% of total revenue in each year, which has been generally in line with our expectations. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence

We record an allowance for estimated obsolescence, when applicable, equal to the difference between the cost of inventory and the net realizable value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to estimate the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $27 in 2021, $38 in 2020 and $37 in 2019, or approximately 1% of total revenue in 2021, 2020 and 2019.
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
For 2021, the weighted average assumed rate of return on all pension plan assets was 2.45%, as compared with 2.74% for 2020. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’ investment strategies, historical rates of return and current economic forecasts. We generally evaluate the expected long-term rates of return annually and adjust as necessary.
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
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2021 net periodic benefit cost for the UK defined benefit pension plan was 2.10%. In addition, the 2021 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 76% in liability driven investments, approximately 24% in equity securities, emerging market debt and high yield securities. In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities). The rate of return on the plan assets in the UK was approximately 3.4% in 2021 and approximately 11.4% in 2020.
The discount rate used for determining the present value of future pension obligations for each individual plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for calculating the balance sheet obligations of our more significant plans, including our UK defined benefit pension plan and our U.S. defined benefit pension plan, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis was 2.15% at December 31, 2021, and 1.53% at December 31, 2020. For the determination of the expected rates of return on assets and the discount rates, we take external actuarial and investment advice into consideration.
Our funding requirements may be impacted by standards and regulations or interpretations thereof. Our calculations of pension and postretirement costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, benefits earned, mortality rates, the number of participants and certain demographics and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2021, we had pretax actuarial losses and prior service credits totaling approximately $15 for the U.S. defined benefit pension and postretirement plans and approximately $125 for the non-U.S. defined benefit pension and postretirement plans that have not yet been charged to expense. These actuarial losses have been charged to AOCI within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. For

2022, our assumption for the expected rate of return on assets is 4.6% for our U.S. defined benefit pension plan and 2.19% for our non-U.S. defined benefit pension plans (which includes 1.9% for our UK defined benefit pension plan). Our assumptions are generally reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2021 pension expense and the pension benefit obligation at December 31, 2021:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	$(3.7)	$3.7	N/A	N/A
Discount rate	.5	(.9)	$(53.5)	$57.8
Rate of compensation increase	.5	(.5)	2.5	(2.4)
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
Taxes
We record a valuation allowance to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted U.S. and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its deferred tax assets, are taken into consideration. At December 31, 2021, we had net deferred tax assets of approximately $121 (net of valuation allowances of approximately $815 and deferred tax liabilities of $2).
We monitor the realizability of our deferred tax assets on a continuous basis. Should macroeconomic and socio-political conditions change or our business operations do not improve, approximately $67 of deferred tax assets could potentially need to be offset with the recording of a valuation allowance during the next 12 months. The deferred tax assets are associated with Avon subsidiary operations that suffered a loss in earnings before tax during 2021.
At December 31, 2021, we continue to assert that substantially all of our foreign earnings are indefinitely reinvested. At December 31, 2021 the company’s undistributed foreign earnings is approximately $1.2 billion and would generate an approximate $7.9 of income tax if repatriated from the local subsidiaries.
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
Goodwill
We test goodwill for impairment annually, and more frequently if circumstances warrant, using various fair value methods. We completed our annual goodwill impairment assessment for 2021 in December and determined that the estimated fair values were substantially in excess of the carrying values of each of our reporting units.
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
The majority of our goodwill is held in our business in Colombia. The key assumptions supporting the impairment analysis for this business were forecast cash flows based on 2022 budgets, a discount rate of 12.2% and a long-term growth rate of nil. Using these assumptions we determined that the estimated fair value of our business in Colombia was approximately 35% higher than its carrying value. The forecast cash flows are driven by assumptions around operating margin and are particularly sensitive to the business’ ability to achieve its 2022 budget, which, in turn, is dependent on the business being able to return margins to historic levels achieved prior to 2020. If in isolation, either the forecast operating margin were to decrease by 200 basis points or the discount rate was increased by 470 basis points then headroom would be eroded to nil.

Results Of Operations - Consolidated

	Years ended December 31			Percentage/Basis Point Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Select Consolidated Financial Information
Total revenue	$3,404.5	$3,625.2	$4,763.2	(6)%	(24)%
Cost of sales	(1,439.1)	(1,588.6)	(2,010.1)	(9)%	(21)%
Cost of sales from affiliates of Natura &Co	(22.4)	(5.9)	—	*	*
SG&A expenses	(2,001.4)	(2,152.9)	(2,627.5)	(7)%	(18)%
Operating (loss) profit	(58.4)	(122.2)	125.6	(52)%	*
Interest expense	(63.5)	(119.6)	(127.6)	(47)%	(6)%
Interest expense on Loan from affiliates of Natura &Co	(50.6)	(7.5)	—	*	*
Loss on extinguishment of debt	—	(37.7)	(11.6)	*	*
Interest income	2.2	2.1	7.7	5%	(73)%
Gain on sale of business / assets	9.9	1.5	50.1	*	(97)%
Other income (expense), net	1.6	(20.2)	94.2	*	*
(Loss) Income from continuing operations, before taxes	(158.8)	(303.6)	138.4	(48)%	*
(Loss) Income from continuing operations, net of tax	(175.0)	(337.6)	35.3	(48)%	*
Net loss attributable to Avon	$(192.1)	$(362.8)	$(.3)	(47)%	*
				*

Advertising expenses(1)	$67.8	$59.9	$72.9	13%	(18)%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$3,404.5	$3,625.2	$4,763.2	(6)%	(24)%
Certain Brazil taxes	(21.5)	—	(67.7)
Adjusted revenue	$3,383.0	$3,625.2	$4,695.5	(7)%	(23)%

Avon Luxembourg	(249.2)	(431.8)	(509.4)	*	(15)%
Adjusted revenue excluding Avon Luxembourg	3,133.8	$3,193.4	$4,186.1	(2)%	(24)%

Gross margin	57.1%	56.0%	57.8%	110	(180)
Certain Brazil taxes	(.3)	—	(.6)	(30)	60
CTI restructuring	—	—	.3	—	(30)
Adjusted gross margin	56.8%	56.0%	57.5%	80	(150)

Avon Luxembourg	.5%	.8%	1.0%	(30)	(20)
Adjusted gross margin excluding Avon Luxembourg	57.3%	56.8%	58.5%	50	(170)

SG&A as a % of total revenue	58.8%	59.4%	55.2%	(60)	420
Certain Brazil taxes	.3	.3	.7	—	(40)
CTI restructuring	(2.0)	(.7)	(2.7)	(130)	200
Costs related to the Transaction	—	(2.4)	(1.3)	240	(110)
Adjusted SG&A as a % of total revenue	57.1%	56.6%	51.9%	50	470

Avon Luxembourg	1.2%	1.7%	1.1%	(50)	60
Adjusted selling, general and administrative expenses as a % of total revenue excluding Avon Luxembourg	58.3%	58.3%	53.0%	—	530

Operating (loss) profit	$(58.4)	$(122.2)	$125.6	(52)%	*
Certain Brazil taxes	(19.8)	(10.6)	(67.7)
CTI restructuring	68.7	23.7	139.3
Costs related to the Transaction	—	85.8	64.3

	Years ended December 31			Percentage/Basis Point Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Adjusted operating (loss) profit	$(9.5)	$(23.3)	$261.5	(59)%	*

Avon Luxembourg	(21.3)	(27.6)	(32.9)	*	(16)%
Adjusted operating (loss) profit excluding Avon Luxembourg	$(30.8)	$(50.9)	$228.6	(39)%	*

Operating margin	(1.7)%	(3.4)%	2.6%	170	(600)
Certain Brazil taxes	(.6)	(.3)	(1.2)	(30)	90
CTI restructuring	2.0	.7	2.9	130	(220)
Costs related to the Transaction	—	2.4	1.3	(240)	110
Adjusted operating margin	(.3)%	(.6)%	5.6%	30	(620)

Avon Luxembourg	(.7)%	(1.0)%	(.1)%	30	(90)
Adjusted operating margin excluding Avon Luxembourg	(1.0)%	(1.6)%	5.5%	60	(710)

Change in Constant $ Adjusted operating margin(2)				100	(540)

(Loss) income before taxes	$(158.8)	$(303.6)	$138.4	(48)%	*
Certain Brazil taxes	(23.6)	(10.6)	(118.3)
CTI restructuring	58.8	22.2	116.0
Costs related to the Transaction	—	85.8	64.3
Loss on extinguishment of debt and credit facilities	—	37.7	8.9
Adjusted (loss) income before taxes	$(123.6)	$(168.5)	$209.3	(27)%	*

Effective tax rate	(10.2)%	(11.2)%	74.5%
Adjusted effective tax rate	(9.3)%	(18.8)%	44.0%

Performance Metrics
Change in Active Representatives				(15)%	(14)%
Change in units sold				(16)%	(14)%
Amounts in the table above may not necessarily sum due to rounding.
*     Calculation not meaningful

(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
2021 Compared to 2020
Revenue
Total revenue decreased 6% compared to the prior-year period, impacted by certain indirect taxes recognized in Brazil. Excluding these items, Adjusted revenue was down 7%, with the impact of foreign exchange being broadly neutral as the weakening of the U.S. dollar relative to the South African rand, the British pound and the Mexican peso was offset by the strengthening of the U.S. dollar relative to the Turkish lira and the Brazilian real.
On a Constant $ basis, Adjusted revenue decreased 6% year on year driven by a 4% decrease in Avon International and a 9% decrease in Avon Latin America, mostly driven by changes in the severity of COVID-19 restrictions in many markets and the sale of Avon Luxembourg on July 1, 2021. Revenue and Constant $ Adjusted revenue were impacted by a 10% increase in Average Representative Sales offset by a decrease in Active Representatives of 15% in multiple markets and across both Avon International and Avon Latin America and also impacted by a reduction in the frequency of campaign cycles as part of our strategy to simplify our business, with all markets now on a monthly campaign cycle.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased by 1% as a 15% increase in Average Representative Sales was offset by an 15% decrease in Active Representatives.
Units sold decreased 16% or decreased 13% excluding the impact of the sale of Avon Luxembourg driven by decreases in both Avon International and Avon Latin America.

See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin increased 170 basis points, significantly benefiting from costs related to the Natura transaction in the prior-year period and an increase in receipts of certain Brazil taxes in the current year, partially offset by increased restructuring expenses in the current year. Excluding these items, Adjusted operating margin increased 30 basis points compared to the prior-year period. The impact of foreign exchange on Adjusted operating margin was broadly neutral and Constant $ Adjusted Operating Margin improved slightly mostly driven by the increase in gross margin. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin increased 80 basis points compared to the same period of 2020 as the positive impact of price/mix more than offset unfavorable impact of foreign currency movements and higher supply chain costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue decreased 60 basis points, significantly impacted by costs related to the Natura transaction in the prior year period. This benefit was partially offset by increased restructuring expenses in the current year. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue increased 50 basis points, compared to the same period of 2020, as lower bad debt and sales leader and field investments were offset by higher advertising expenses and the impact of lower revenues, which resulted in a deleveraging of our fixed expenses.
Other Expenses
Interest expense decreased by approximately $13 and interest income remained relatively unchanged compared to 2020.
Other income, net, of $2 increased by approximately $22 compared to other expense, net of $20 in the prior-year period, primarily attributable to lower foreign exchange losses and lower pension and postretirement plan costs in the current year period.
Loss on extinguishment of debt and credit facilities was nil in 2021 compared to approximately $38 in 2020, as we did not redeem, repurchase or terminate debt in 2021 while in 2020 we redeemed the remaining principal amounts of our 2016 Notes due August 15, 2022 and our 2019 Notes due August 15, 2022 in November 2020, repurchased a portion of our 6.95% Notes due March 15, 2043 in September 2020, and terminated our 2019 revolving credit facility in January 2020.
Gain on sale of business/assets in 2021 of $10 related primarily to the sale of the Spanish Distribution Center in September 2021. Gain on sale of business/assets in 2020 of $2 related primarily to the sale of the China Wellness Plant in August 2020. Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, to the Consolidated Financial Statements contained herein, for more information relating to these disposals.
Effective Tax Rate
The Adjusted effective tax rates and the effective tax rates in 2021 and 2020 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the Adjusted effective tax rates and the effective tax rates in 2021 and 2020 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S.-based costs, such as interest on debt and corporate overhead.
The Adjusted effective tax rate and the effective tax rate in 2021 were impacted by an approximate net $6.4 benefit recognized due to a $10.8 reduction of uncertain tax positions offset with a net charge of approximately $3.7 associated with an increase in valuation allowances and approximately $.7 of other various taxes associated with changes in tax estimates. The effective tax rate in 2021 was also impacted by CTI restructuring and debt extinguishments for which tax benefits cannot currently be claimed in all affected jurisdictions.
The Adjusted effective tax rate and the effective tax rate in 2020 were impacted by an approximate net $3 benefit recognized due to a $13 reduction of uncertain tax positions offset with a net charge of approximately $4 associated with an increase in valuation allowances and approximately $6 of other various taxes associated with changes in tax estimates. The effective tax rate in 2020 was also impacted by CTI restructuring for which tax benefits cannot currently be claimed in all affected jurisdictions.

In addition, the Adjusted effective tax rates and the effective tax rates in 2021 and 2020 were negatively impacted by the country mix of earnings.

Impact of Foreign Currency
As compared to the prior-year period, foreign currency in 2021 impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $25, or approximately 50 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $5, or less than 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to losses in the prior year, resulting in a favorable impact of approximately $5 before tax on both a reported and Adjusted basis.
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

Other Comprehensive (Loss) Income
Other comprehensive income, net of taxes was approximately $50 in 2021 compared with other comprehensive loss of approximately $94 in 2020. The year-over-year comparison was favorably impacted by a small foreign currency translation loss, compared to losses of $163 in the prior year. In addition there were actuarial gains of approximately $67, compared to losses of approximately $7 in the prior year. This was partially offset by the unfavorable impact of unrealized losses on the revaluation of long-term intercompany balances of $21 compared to gains of $68 in the prior year. These impacts relate to certain intercompany loans of a long term nature for which foreign currency transaction gains and losses are accounted for as translation adjustments in equity.
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
Summarized financial information concerning our reportable segments was as follows:

Years ended December 31	2021		2020		2019
	Total revenue	Segment profit	Total revenue	Segment profit	Total revenue	Segment profit
Avon International	$1,724.6	$49.9	$1,772.6	$27.4	$2,234.3	$170.9
Avon Latin America	1,654.7	(10.9)	1,845.9	(39.1)	2,528.9	194.1
Total from reportable segments	$3,379.3	$39.0	$3,618.5	$(11.7)	$4,763.2	$365.0
Below is an analysis of the key factors affecting revenue and segment profit by reportable segment for each of the years in the three-year period ended December 31, 2021. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates. Refer to "Non-GAAP Financial Measures" in this MD&A for more information.
Avon International – 2021 Compared to 2020

			%/Point Change
	2021	2020	US$	Constant $
Total revenue	$1,724.6	$1,772.6	(3)%	(4)%
Segment profit	49.9	27.4	82%	131%

Segment margin	2.9%	1.5%	140	200

Change in Active Representatives				(15)%
Change in units sold				(10)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 3% compared to the prior-year period, including the favorable impact of foreign exchange which was primarily driven by the weakening of the U.S. dollar relative to the South African rand and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Turkish lira. On a Constant $ basis, revenue decreased 4% driven by an increase in Average Representative Sales which was more than offset by a 15% decrease in Active Representatives.

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
Segment margin increased 140 basis points, or 200 on a Constant $ basis, driven by the combination of an increase in the Constant $ Adjusted gross margin and lower SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin increased as the positive impact of price/mix offset the impact of higher supply chain costs.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to decreases in bad debts.
Avon International – 2020 Compared to 2019

			%/Point Change
	2020	2019	US$	Constant $
Total revenue	1,772.6	2,234.3	(21)%	(18)%
Segment profit	27.4	170.9	(84)%	(79)%

Segment margin	1.5%	7.6%	(610)	(570)

Change in Active Representatives				(19)%
Change in units sold				(19)%
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

Avon Latin America – 2021 Compared to 2020

			%/Point Change
	2021	2020	US$	Constant $
Total revenue	$1,654.7	$1,845.9	(10)%	(8)%
Certain Brazil indirect taxes benefit	(21.5)	—	*	*
Adjusted revenue	1,633.2	1,845.9	(12)%	(9)%

Avon Luxembourg	(249.2)	(431.8)	*	*
Adjusted revenue excluding Avon Luxembourg	1,384.0	1,414.1	(2)%	2%

Segment profit	(10.9)	(39.1)	(72)%	(45)%
Certain Brazil indirect taxes benefit	(21.5)	—	*	*
Adjusted segment profit	(32.4)	(39.1)	(17)%	3%

Avon Luxembourg	(21.4)	(27.7)	*	*
Adjusted profit excluding Avon Luxembourg	(53.8)	(66.8)	(19)%	(13)%

Segment margin	(.7)%	(2.1)%	140	30
Certain Brazil indirect taxes benefit	1.3	—	*	*
Adjusted segment margin	(2.0)%	(2.1)%	10	(20)

Avon Luxembourg	(1.9)%	(2.6)%	*	*
Adjusted segment margin excluding Avon Luxembourg	(3.9)%	(4.7)%	80	60

Change in Active Representatives				(16)%
Change in units sold				(20)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 10% compared to the prior-year period, favorably impacted by the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue for the region was down 12%, unfavorably impacted by foreign exchange, which was driven by the strengthening of the U.S. dollar relative to multiple currencies, primarily the Brazilian real and the Argentinian peso, partially offset by the weakening of the U.S. dollar relative to the Mexican peso. On a Constant $ basis, Adjusted revenue declined 9% which includes the impact from the sale of Avon Luxembourg, including our Mexican business, on July 1, 2021. Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg increased 2% primarily driven by an increase in Average Representative Sales.
Revenue in Brazil decreased 14% compared to the prior year period, despite the favorable impact of the recognition of certain Brazil indirect taxes in the current year. Excluding these items, Adjusted revenue decreased 17% unfavorably impacted by foreign exchange. On an Adjusted Constant $ basis, revenue decreased 13% primarily driven by decrease in Active Representatives, the Covid-19 second wave and changes in macro-economic conditions.
Segment margin increased 140 basis points, or a 20 basis points decrease on a Constant $ Adjusted segment margin basis, driven by the combination of an increase in the Constant $ Adjusted gross margin and higher SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin increased slightly as the positive impact of price/mix and the favorable impact of foreign currency movements were offset by the impact of higher supply chain costs.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of revenue decline, causing a deleveraging of our fixed expenses, as well as increases in bad debts and advertising expenses, primarily in Brazil.

Avon Latin America – 2020 Compared to 2019

			%/Point Change
	2020	2019	US$	Constant $
Total revenue	$1,845.9	$2,528.9	(27)%	(13)%
Certain Brazil taxes	—	(67.7)		*
Adjusted revenue	1,845.9	2,461.2	(25)%	(10)%

Segment profit	(39.1)	194.1	(120)%	(102)%
Certain Brazil taxes	—	(67.7)		*
Adjusted segment profit	(39.1)	126.4	(131)%	(103)%

Segment margin	(2.1)%	7.7%	(980)	(850)
Certain Brazil taxes	—	2.6		*
Adjusted segment margin	(2.1)%	5.1%	(720)	(580)

Change in Active Representatives				(10)%
Change in units sold				(9)%
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
Cash and cash equivalents
The Company has cash and cash equivalents of $251.5 at December 31, 2021.
Short term commitments
At December 31, 2021, our debt and other financing maturing within one year include $372 of loans from affiliates of Natura &Co and $33 of short term debt which is held and managed at the market level. In addition, our short term contractual financial obligations and commitments include approximately $159 relating to purchase obligations and approximately $46 relating to operating lease repayments. We also expect to make contributions in the range of $10 to $15 to our defined benefit pension and postretirement plans. These commitments and repayments are expected to be fulfilled through a combination of operating cash flows and where necessary, further financial support from Natura &Co Holding (see going concern below).
Long-term commitments
At December 31, 2021, our long-term debt and other financing include $736 of loans from affiliates of Natura &Co due in 2028, $462 of Notes due in March 2023 and $216 of Notes due in March 2043. In addition, our long-term contractual financial obligations and commitments include operating lease payments of approximately $102 and purchase obligations of approximately $79. These commitments and repayments are expected to be fulfilled through a combination of operating cash flows and where necessary, further financial support from Natura &Co Holding (see going concern below).
Off balance sheet arrangements
At December 31, 2021, the Company has a issued a number of guarantees totaling $157 that it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil. See Note 18, Contingencies, to the Consolidated Financial Statements included herein for more information. The company has no other material off balance sheet arrangements at December 31, 2021.
COVID-19 pandemic and going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control and the ongoing military conflicts between Russia and Ukraine, we expect some negative impact on revenue in 2022, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. This includes the obligations related to the $461m 5.00% Notes, which are due to be repaid in March 2023. See Note 7, Debt and Other Financing, and Note 15, Leases and Commitments, respectively, for information on our debt and contractual financial obligations and commitments, including the loans from Natura &Co and its affiliates maturing within 1 year.
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

Balance Sheet Data

	2021	2020
Cash and cash equivalents	$251.5	$364.9
Restricted cash	—	7.8
Total debt	$1,816.6	$1,712.0
Working capital	66.2	56.9
Cash Flows

	2021	2020	2019
Net cash (used) provided by continuing operating activities (1)	$(260.4)	$(270.1)	$56.9
Net cash (used) provided by continuing investing activities	(48.1)	(20.5)	50.2
Net cash from continuing financing activities (1)	222.6	39.1	38.5
Effect of exchange rate changes on cash and equivalents	(22.0)	(19.5)	(.3)
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
Net Cash from Continuing Operating Activities
Net cash used by continuing operating activities during 2021 was approximately $260 as compared to net cash used by continuing operating activities of approximately $270 during 2020, a decreased cash outflow of approximately $10. The decrease in net cash used by operating activities was primarily due to lower cash losses in 2021 impacted by one-time costs linked to the acquisition by Natura &Co Holding in 2020, this was partially offset by a decrease in debt related costs in 2021.
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
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 13, Employee Benefit
Plans, to the Consolidated Financial Statements included herein). Our funding policy for pension plans is to meet the minimum required contributions under applicable law and accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Estimates - Pension and Postretirement Expense" in this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $10 to $15 to fund our global defined benefit pension and postretirement plans during 2022.
Net Cash from Continuing Investing Activities
Net cash used by continuing investing activities during 2021 was approximately $48, as compared to net cash used by continuing investing activities of approximately $21 during 2020. The approximate $27 increase to net cash used in investing activities was driven by higher capital expenditures in the current year compared to the prior year. During 2021, net proceeds of $17 were received in relation primarily to the sale of the Spanish distribution center during the third quarter of 2021.
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

Net Cash from Continuing Financing Activities
Net cash provided by continuing financing activities during 2021 was approximately $223, as compared to net cash provided by financing activities of $39 in 2020. The approximate $184 increase in cash provided by continuing financial activities is primarily due to the favorable decrease in repayment of debt, partially offset by the adverse decrease in proceeds from debt in the current year compared to the prior year. During 2021, the proceeds from debt issued consisted primarily of loans from affiliates of Natura &Co. Note 7, Debt and Other Financing, to the Consolidated Financial Statements included herein for more information on these items.
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
Interest Rate Risk
Approximately 5% and 4% of our debt portfolio at December 31, 2021 and 2020, respectively, was exposed to floating interest rates.
Our long-term borrowings at year-end were all at fixed rates of interest and are therefore not sensitive to interest rate changes.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past four years, all of our consolidated revenue was derived from operations of subsidiaries outside of the U.S.. The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings. At December 31, 2021, the primary foreign currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, the euro, Mexican peso, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South African rand, Turkish lira and Ukrainian hryvnia.
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
Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our foreign exchange contracts at December 31, 2021, all of which were taken out to hedge underlying foreign currency exposures, a hypothetical 10% appreciation of the U.S. dollar against our foreign exchange contracts would reduce earnings by $17 and a hypothetical 10% depreciation of the U.S. dollar against our foreign exchange contracts would increase earnings by $17. This hypothetical analysis does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2021, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would not have resulted in any write-off at December 31, 2021. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
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
Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.
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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2021, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2021, was effective.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.
ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees

The Company's principal accountant for 2021 and 2020 was PricewaterhouseCoopers LLP, United Kingdom ("PwC-UK"). The following table sets forth the aggregate fees for professional services rendered for us by PwC, as of and for the years ended December 31, 2021 and December 31, 2020.

	2021	2020
Audit Fees	$7.2	$8.4
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$7.2	$8.4
Audit Fees. These amounts represent the aggregate fees for professional services rendered by PwC for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years, and services related to statutory and regulatory filings and engagements for such years.
Audit-Related Fees. These amounts represent the aggregate fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of our financial statements. In 2021 and 2020, audit-related fees were de minimis.
Tax Fees. In 2021 and 2020, tax-related fees were de minimis.
All Other Fees. These amounts represent the aggregate fees for other services rendered by PwC not included in any of the foregoing categories. In 2021, all other fees were de minimis.
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
The current Natura &Co policy, and the former Avon Audit Committee policy, was established to (i) strictly disallow any service that would be a prohibited service; (ii) allow audit, audit-related, and tax services only if the particular type of service is on the list of types of services that has been pre-approved by the Audit Committee, specific procedures are followed to ensure appropriate management assessment of such service, the proposed fee is within the overall limit set by the Audit Committee for that category of service, and the Audit Committee is informed on a timely basis of each such service; and (iii) allow other services not within any of the foregoing categories only if each such service and the corresponding fee is approved in advance by the Audit Committee or by one or more members of the Audit Committee with subsequent approval by the Audit Committee. All services provided by PwC during 2021 and 2020 have been reviewed, and the amount of fees paid to PwC for such services and concluded that the provision of services by PwC is compatible with the maintenance of their independence.

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

2.5
Share Sale and Purchase Agreement, dated as of July 1, 2021, among Avon Cosmetics Limited and Natura &Co UK Holdings P.L.C., in the presence of Avon Luxembourg Holdings S.À R.L. (incorporated by reference to Exhibit 2.1 to Avon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

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

4.7
Loan, dated as November 2, 2020, between Avon International Operations, Inc, as Issuer, and Natura &Co International S.A. SRL, as Holder (incorporated by reference to Exhibit 4.7 to Avon's Annual Report on Form 10-K for the quarter ended December 31, 2020).

4.8
Credit Agreement, dated May 13, 2020, between Natura &Co International S.à r.l, as lender, and Avon Luxembourg Holdings S.à r.l, as borrower (incorporated by reference to Exhibit 10.1 to Avon Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

4.9
First Amendment, dated March 4, 2021 to Credit Agreement between Natura &Co International S.à r.l, as lender, and Avon Luxembourg Holdings S.à r.l, as borrower (incorporated by reference to Exhibit 4.9 to Avon's Annual Report on Form 10-K for the quarter ended December 31, 2020).

10.1*
Equity Purchase Agreement, dated as of January 8, 2019, by and among TheFaceShop Co., Ltd., Avon Asia Holdings Company and Avon Products (China) Co., Ltd. (incorporated by reference to Exhibit 10.1 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.2*	Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Appendix A to Avon's Proxy Statement as filed on April 2, 2019).
10.3*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.4*
Form of Retention Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Exhibit 10.4 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.5*
Form of Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (Amended and Restated as of May 16, 2019) (incorporated by reference to Exhibit 10.5 to Avon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.6*
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

10.8*	Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix E to Avon’s Proxy Statement as filed on March 25, 2010).
10.9*
First Amendment to the Avon Products, Inc. 2010 Stock Incentive Plan, dated March 1, 2016 (incorporated by reference to Exhibit 10.6 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.10*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on May 24, 2010).
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

10.14*
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

10.18*	Avon Products, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on April 2, 2013).
10.19*	Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix A to Avon’s Proxy Statement as filed on March 27, 2015).
10.20*
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

10.26*
Form of Performance Contingent Restricted Stock Unit Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.27*
Form of Stock Option Award Agreement under the Avon Products, Inc. 2013 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.28*	Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Appendix B to Avon's Proxy Statement as filed on April 15, 2016).
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

10.32*	Form of Stock Option Award Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Avon's Current Report on Form 8-K filed on May 26, 2016).
10.33*
Form of Stock Appreciation Right Certificate Agreement under the Avon Products, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Avon's Current Report on Form 8-K filed on May 26, 2016).

10.34*
Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.35*
First Amendment, dated as of December 7, 2010, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.22 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.36*
Second Amendment, dated March 2, 2011, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.37*
Third Amendment, dated November 10, 2014, to the Avon Products, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.27 to Avon's Annual Report on Form 10-K for the year ended December 31, 2014).

10.38*
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

10.42*
Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.43*	Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Appendix B to Avon’s Proxy Statement as filed on April 2, 2013).
10.44*
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

10.46*
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

10.48*
Third Amendment, dated as of November 10, 2014, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.35 to Avon's Annual Report on Form 10-K for the year ended December 31, 2014).

10.49*
Fourth Amendment, dated February 29, 2016, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.9 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.50*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.51*
Avon Products, Inc. Management Incentive Plan, amended and restated effective as of January 1, 2015 (incorporated by reference to Exhibit 10.50 to Avon's Annual Report on Form 10-K for the year ended December 31, 2017).

10.52*	Avon Products, Inc. Long-Term Cash Bonus Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.51 to Avon's Annual Report on Form 10-K for the year ended December 31, 2017).
10.53*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.54*
Avon Products, Inc. Amended and Restated Compensation Recoupment Policy, effective as of January 14, 2013 (incorporated by reference to Exhibit 10.41 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.55*	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.56*
Avon Products, Inc. Amended and Restated Change in Control Policy, dated as of January 9, 2013 (incorporated by reference to Exhibit 10.43 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.57*
Avon Products, Inc. Long Term Incentive Cash Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.58*
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

10.60*
Employment Offer Letter and Contract of Employment Agreement dated February 3, 2018, between Avon Cosmetics Limited and Jan Zijderveld (incorporated by reference to Exhibit 10.3 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.61
Investment Agreement, dated as of December 17, 2015, between Avon Products, Inc. and Cleveland Apple Investor LLC (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 21, 2015).

10.62
Investor Rights Agreement, dated as of March 1, 2016, between Avon Products, Inc. and Cleveland Apple Investor L.P. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.63
Intellectual Property License Agreement, dated as of March 1, 2016, among Avon Products, Inc., Avon International Operations, Inc., Avon NA IP LLC and New Avon LLC (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.64	Sixth Amendment to Avon Products, Inc Deferred Compensation Plan (incorporated by reference to Exhibit 10.83 to Avon's Annual Report on Form 10-K for the year ended December 31, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity (Deficit), (vi) Notes to Consolidated Financial Statements and (vi) Schedule of Valuation and Qualifying Accounts.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
Avon’s Form 10-K for the year ended December 31, 2021, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 2022.

Avon Products, Inc.

/s/ Samantha Hutchison
Samantha Hutchison
Controller - Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angela Cretu	Chief Executive Officer - Principal Executive Officer	March 10, 2022
Angela Cretu

/s/ Carl Rogberg	Vice President Finance - Principal Financial Officer	March 10, 2022
Carl Rogberg

/s/ Itamar Gaino Filho	Director	March 10, 2022
Itamar Gaino Filho

/s/ Guilherme Castellan	Director	March 10, 2022
Guilherme Castellan

/s/ Roberto de Oliveira Marques	Director	March 10, 2022
Roberto de Oliveira Marques

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avon Products, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss (income), cash flows and changes in shareholders’ deficit for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Realizability of the deferred tax assets
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated deferred tax asset balance as of December 31, 2021 was $118.9 million, which is net of valuation allowances and deferred tax liabilities. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income during the periods in which the temporary differences become deductible or before net operating loss and tax credit carryforwards expire. The Company records a valuation allowance to reduce deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted U.S. and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its deferred tax assets, are taken into consideration.
The principal considerations for our determination that performing procedures relating to the realizability of the deferred tax assets is a critical audit matter is the significant judgment by management when assessing the realizability of the deferred tax assets through the assessment of the Company’s ability to generate sufficient future taxable income. This led to a high degree of auditor judgment, subjectivity and effort in performing procedures on management’s assessment of the future taxable income to enable utilization of deferred tax assets in U.S. and foreign jurisdictions. The evaluation of audit evidence available to support the realizability of U.S. and foreign tax loss and tax credit carryforwards was complex and subjective, and therefore required significant auditor judgment. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of U.S. and foreign tax loss and tax credit carryforwards and the review of the Company’s future taxable income. These procedures also included, among others, (i) evaluating the reasonableness of management’s assessment of future taxable income and the deferred tax asset that is "more likely than not" to be realized, (ii) evaluating both positive and negative evidence to determine whether, based on the weight of that evidence, and where the weight assigned to the evidence is commensurate with the extent to which it could be objectively verified, a valuation allowance for deferred tax assets should be recorded, (iii) testing the completeness and accuracy of tax loss and tax credit carryforwards, (iv) evaluating the appropriateness of the realizability of net operating loss and tax credit carryforwards relevant to the deferred tax assets recognized, and (v) evaluating the completeness, accuracy and sufficiency of disclosures.

/s/ PricewaterhouseCoopers LLP
London, United Kingdom
March 10, 2022

We have served as the Company’s auditor since 2017.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
Years ended December 31	2021	2020	2019
Net sales	$3,202.9	$3,431.2	$4,494.1
Other revenue	176.4	187.3	269.1
Revenue from affiliates of Natura &Co	25.2	6.7	—
Total revenue	3,404.5	3,625.2	4,763.2
Costs, expenses and other:
Cost of sales	(1,439.1)	(1,588.6)	(2,010.1)
Cost of sales from affiliates of Natura &Co	(22.4)	(5.9)	—
Selling, general and administrative expenses (inclusive of provision for doubtful accounts of $62.4, $78.3, $115.4)	(2,001.4)	(2,152.9)	(2,627.5)
Operating (loss) profit	(58.4)	(122.2)	125.6
Interest expense	(63.5)	(119.6)	(127.6)
Interest expense on Loan from affiliates of Natura &Co	(50.6)	(7.5)	—
Loss on extinguishment of debt and credit facilities	—	(37.7)	(11.6)
Interest income	2.2	2.1	7.7
Other income (expense), net	1.6	(20.2)	94.2
Gain on sale of business	9.9	1.5	50.1
Total other (expenses) income	(100.4)	(181.4)	12.8
(Loss) Income from continuing operations, before taxes	(158.8)	(303.6)	138.4
Income taxes	(16.2)	(34.0)	(103.1)
Loss from continuing operations, net of tax	(175.0)	(337.6)	35.3
Loss from discontinued operations, net of tax	(18.5)	(27.9)	(36.6)
Net loss	(193.5)	(365.5)	(1.3)
Net loss attributable to noncontrolling interests	1.4	2.7	1.0
Net loss attributable to Avon	$(192.1)	$(362.8)	$(.3)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)
Years ended December 31	2021	2020	2019
Net loss	$(193.5)	$(365.5)	$(1.3)
Other comprehensive loss:
Foreign currency translation adjustments	(.9)	(162.9)	(.6)
Unrealized (losses) gains on revaluation of long-term intercompany balances	(21.3)	67.6	(5.7)
Change in derivative gains (losses) on cash flow hedges	—	.6	(1.1)
Amortization of net actuarial loss and prior service cost, net of taxes of $0.8, $0.8 and $0.4	5.1	8.2	9.4
Adjustments of net actuarial loss and prior service cost, net of taxes of $3.2, $3.8 and $2.9	67.3	(7.1)	(8.0)
Sale of New Avon	—	—	(3.4)
Total other comprehensive income (loss), net of taxes	50.2	(93.6)	(9.4)
Comprehensive loss	(143.3)	(459.1)	(10.7)
Less: comprehensive loss attributable to noncontrolling interests	.5	2.5	.9
Comprehensive loss attributable to Avon	$(142.8)	$(456.6)	$(9.8)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data and share numbers)
December 31	2021	2020
Assets
Current Assets
Cash, including cash equivalents of $15.5 and $51.0	$251.5	$364.9
Restricted cash	—	7.8
Accounts receivable (less allowances of $37.1 and $51.1)	198.7	259.1
Receivables from affiliates of Natura &Co	34.1	6.1
Loans to affiliates of Natura &Co	46.6	—
Inventories	384.1	459.1
Prepaid expenses and other	165.6	204.2
Held for sale assets	2.8	13.9
Total current assets	1,083.4	1,315.1
Property, plant and equipment, at cost
Land	18.5	20.8
Buildings and improvements	374.5	447.1
Equipment	549.5	680.6
	942.5	1,148.5
Less accumulated depreciation	(578.8)	(709.9)
Property, plant and equipment, net	363.7	438.6
Right-of-use assets	111.1	153.1
Goodwill	72.1	83.2
Deferred tax asset	121.4	135.8
Loans to affiliates of Natura &Co	46.7	—
Other assets	509.4	438.5
Total assets	$2,307.8	$2,564.3
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$32.6	$28.0
Loans from affiliates of Natura &Co	371.7	1,008.6
Accounts payable	522.8	709.4
Payables to affiliates of Natura &Co	29.4	—
Accrued compensation	81.5	89.4
Other accrued liabilities	273.4	334.7
Sales and taxes other than income	66.8	89.9
Income taxes	11.6	5.4
Current liabilities of discontinued operations	31.7	27.1
Liabilities held for sale	—	2.3
Total current liabilities	1,421.5	2,294.8
Long-term debt	676.0	675.4
Loans from affiliates of Natura &Co	736.3	—
Long-term operating lease liability	87.5	120.9
Employee benefit plans	84.6	133.3
Long-term income taxes	81.5	101.1
Other liabilities	75.1	106.0
Total liabilities	3,162.5	3,431.5
Leases and Commitments and contingencies (Notes 15 and 18)
Shareholders’ Deficit
Common stock, par value $0.01 - authorized 1,000 shares; issued 101.34 (2020: par value $0.01 - authorized 1,000 shares; issued 101.34 shares)(1)	—	—
Additional paid-in capital	631.2	622.8
Retained earnings	(404.2)	(360.5)
Accumulated other comprehensive loss	(1,085.5)	(1,133.8)
Total Avon shareholders’ deficit	(858.5)	(871.5)
Noncontrolling interests	3.8	4.3
Total shareholders’ deficit	(854.7)	(867.2)
Total liabilities, series C convertible preferred stock and shareholders’ deficit	$2,307.8	$2,564.3

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

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2021	2020	2019
Cash Flows from Operating Activities
Net loss	$(193.5)	$(365.5)	$(1.3)
Loss from discontinued operations, net of tax	(18.5)	(27.9)	(36.6)
(Loss) income from continuing operations	(175.0)	(337.6)	35.3
Adjustments to reconcile net (loss) income from continuing operations to net cash (used) provided by operating activities:
Depreciation	50.4	57.3	68.1
Amortization	22.4	24.5	24.8
Provision for doubtful accounts	62.4	78.3	115.4
Provision for inventory obsolescence	26.8	37.9	37.1
Share-based compensation	6.9	26.4	15.6
Foreign exchange (gains) losses	(5.2)	(5.1)	(51.5)
Deferred income taxes	(20.2)	(.4)	37.5
Impairment loss on assets	1.0	3.1	17.7
Gain on sale of business / assets	(9.9)	(1.5)	(50.1)
Certain Brazil indirect taxes	—	—	(118.3)
Other	5.9	54.2	12.0
Changes in assets and liabilities:
Accounts receivable	(60.1)	(81.5)	(55.2)
Inventories	(53.0)	(65.9)	56.0
Prepaid expenses and other	(14.9)	1.2	25.7
Accounts payable and accrued liabilities	(35.1)	(61.7)	(145.4)
Income and other taxes	(13.1)	2.5	28.8
Noncurrent assets and liabilities	(49.7)	(1.8)	3.4
Net cash (used) provided by operating activities of continuing operations	(260.4)	(270.1)	56.9
Cash Flows from Investing Activities
Capital expenditures	(68.3)	(44.6)	(58.5)
Disposal of assets	3.3	2.6	7.8
Net proceeds from sale of business / assets	16.9	11.3	99.9
Cash receipts from the settlement of corporate-owned life insurance policies	—	9.9	—
Other investing activities	—	.3	1.0
Net cash (used) provided by investing activities of continuing operations	(48.1)	(20.5)	50.2
Cash Flows from Financing Activities
Cash dividend	—	(8.6)	—
Debt, net (maturities of three months or less)	(11.1)	13.6	(9.2)
Proceeds from debt	297.0	1,039.7	400.0
Repayment of debt	(68.5)	(956.9)	(388.2)
Repayment of debt to affiliates of Natura &Co(2)	(38.0)	—	—
Repayment of debt from affiliates of Natura &Co	58.7	—	—
Repurchase of common stock	—	(.4)	(9.6)
Net proceeds from exercise of stock options	—	—	15.6
Settlement of stock options	—	(25.8)	—
Settlement of derivative operations	—	(.8)	37.4
Costs associated with debt issue / repayment	—	(21.7)	(26.8)
Proceeds from monetization of COFINS tax credits	(15.5)	—	19.4
Other financing activities	—	—	(.1)
Net cash provided by financing activities of continuing operations(2)	222.6	39.1	38.5
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(14.0)	(16.7)	(20.6)
Net cash used by discontinued operations	(14.0)	(16.7)	(20.6)
Effect of exchange rate changes on cash and cash equivalents	(22.0)	(19.5)	(.3)
Net (decrease) increase in cash and cash equivalents and restricted cash	(121.9)	(287.7)	124.7

Cash and cash equivalents and restricted cash at beginning of year(1)	373.4	661.1	536.4
Cash and cash equivalents and restricted cash at end of year(1)	$251.5	$373.4	$661.1
Cash paid for:
Interest	$50.1	$133.5	$122.0
Income taxes, net of refunds received	$37.0	$21.3	$55.9

(1)The following table provides a reconciliation of cash, cash equivalents, restricted cash, and cash held for sale reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019.

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$251.5	$364.9	$650.6
Restricted cash	—	7.8	2.9
Long-term restricted cash	—	—	7.6
Held for sale cash and cash equivalents	—	.7	—
Cash and cash equivalents, and restricted cash at end of period per the statement of cash flows	$251.5	$373.4	$661.1
(2) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding. Under the terms of the transaction and the associated Direction and Settlement Agreement, no cash flows in either investing or financing activities arose as a result of the transaction.
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2018	761.8	190.3	2,303.6	2,234.3	(1,030.4)	319.4	(4,602.3)	7.7	(896.8)
Net (loss) income	—	—	—	(.3)	—	—	—	(1.0)	(1.3)
Other comprehensive income (loss)	—	—	—	—	(9.6)	—	—	.2	(9.4)
Dividends accrued - Series C convertible preferred stock	—	—	—	(25.5)	—	—	—	—	(25.5)
Dividends accrued- common stock	—	—	—	(8.7)	—	—	—	—	(8.7)
Exercise/ vesting/ expense of share-based compensation	9.9	2.6	25.9	—	—	—	—	—	28.5
Repurchase of common stock	(1.7)	(.3)	(8.3)	—	—	.5	(1.0)	—	(9.6)
Remeasurement of Series C convertible preferred stock	—	—	—	(60.9)	—	—	—	—	(60.9)
Purchases and sales of noncontrolling interests, net of dividends paid of $0.1	—	—	—	—	—	—	—	(.1)	(.1)
Balances at December 31, 2019	770.0	192.6	2,321.2	2,138.9	(1,040.0)	319.9	(4,603.3)	6.8	(983.8)
Credit Losses cumulative catch up	—	—	—	(2.0)	—	—	—	—	(2.0)
Gain on common control transaction	—	—	—	1.4	—	—	—	—	1.4
Capitalization of payable(1)	—	—	91.5	—	—	—	—	—	91.5
Net income	—	—	—	(362.8)	—	—	—	(2.7)	(365.5)
Other comprehensive income	—	—	—	—	(93.8)	—	—	.2	(93.6)
Conversion of Series C convertible preferred stock(2)	—	—	—	(710.8)	—	(87.0)	1,197.6	—	486.8
Exercise/ vesting/ expense of share-based compensation	—	(.2)	(1.8)	—	—	—	—	—	(2.0)
Exchange of common stock (3)	(770.0)	(192.4)	(1,788.1)	(1,425.2)	—	(232.9)	3,405.7	—	—
Balances at December 31, 2020(4)	—	—	622.8	(360.5)	(1,133.8)	—	—	4.3	(867.2)
Sale of Avon Luxembourg(5)	—	—	—	148.4	—	—	—	—	148.4
Net loss	—	—	—	(192.1)	—	—	—	(1.4)	(193.5)
Other comprehensive income	—	—	—	—	48.3	—	—	1.9	50.2
Exercise/ vesting/ expense of share-based compensation	—	—	8.4	—	—	—	—	—	8.4
Purchases and sales of noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balances at December 31, 2021(4)	—	—	631.2	(404.2)	(1,085.5)	—	—	3.8	(854.7)
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
(4) The number of shares of Common Stock (par value $0.01 per share) outstanding at December 31, 2021 and 2020 was 101.34.
(5) On July 1, 2021, the Company sold Avon Luxembourg Holdings S.à r.l. and its subsidiaries ("Avon Luxembourg"), including our Mexican business, to a subsidiary of Natura &Co Holding S.A. for $150. The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148, representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale, and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings.

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
Sale of Avon Luxembourg Holdings S.à r.l

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the $250 Revolving Credit Facility with a subsidiary of Natura &Co Holding.
The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148, representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale, and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings. Under the terms of the transaction and the associated Direction and Settlement Agreement, no cash flows in either investing or financing activities arose as a result of the transaction and it has been treated as a non cash flow item in the Consolidated Statements of Cash Flows. For additional information, see the Consolidated Statements of Changes in Shareholders' Deficit and the Consolidated Statements of Cash Flows.
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
In 2020, the most significant impact of the COVID-19 pandemic was felt during the second quarter of 2020, as many markets were subject to lockdown restrictions to varying degrees, which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. The pandemic primarily resulted in reduced revenue, which in turn impacted profitability and cash generation. The third quarter of 2020 showed signs of recovery in most markets. The fourth quarter of 2020 has again been impacted by the new lockdown measures imposed in parts of Europe, although not to the extent felt during the second quarter of 2020 as we were able to continue normal operations in our manufacturing facilities and distribution centers.
In 2021, the economic disruption caused by the COVID-19 pandemic has resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures have been compounded by disruptions in global supply chains and climate events that hit electricity generation globally, among others. Moreover, novel strains and variants of COVID-19 emerged in 2021, and the rollout of vaccination programs worldwide have compromised the ability of certain countries to effectively contain the spread and the toll of the virus.
We continue to monitor the evolution of the Covid-19 pandemic in the markets in which we operate, especially with regard to restrictive measures adopted by these jurisdictions. We continuously analyze the situation and act to minimize impacts on the operations and on the equity and financial position of the Company, with the objective of implementing appropriate measures, ensuring the continuity of operations, hedge cash, improve liquidity and promote the health and safety of all.
In view of this scenario, we review the recoverability expectations of our financial and non-financial assets in the preparation of these financial statements, considering the most recent information available and reflected in the Company’s business plans. In addition, we also consider possible effects on the financial statements including revenues and the continued transition to the digital environment, allowances for doubtful accounts receivable, impairment of non-financial assets, leases, liquidity and capital resources and going concern (see below).
As of the date of this report, we are unable to estimate the long-term economic impact arising from efforts to curb the spread of the COVID-19 virus and the expected reduction in activity on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to COVID-19.
Going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control and the ongoing military conflicts between Russia and Ukraine, we expect some negative impact on revenue in 2022, which will, in

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. This includes the obligations related to the $461m 5.00% Notes, which are due to be repaid in March 2023. See Note 7, Debt and Other Financing, and Note 15, Leases and Commitments, respectively, for information on our debt and contractual financial obligations and commitments, including the loans from Natura &Co and its affiliates maturing within 1 year.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Brochure costs and associated fees that are presented as inventory were $4.1 at December 31, 2021 and $7.6 at December 31, 2020. Brochure costs and associated fees that are presented as prepaid expenses and other were $4.0 at December 31, 2021 and $6.7 at December 31, 2020.
Brochure costs expensed to COGS and SG&A in 2021 amounted to $54.8 and $72.6, respectively. In 2020 brochure costs expensed to COGS and SG&A were $75.8 and $77.1, respectively. In 2019 brochure costs expensed to COGS and SG&A were of $101.1 and $93.9, respectively.
The fees charged to Representatives for brochures sold recorded in Other revenue in 2021, 2020 and 2019 amounted to $49.3, $66.8 and $96.9, respectively.
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
Certain systems development costs related to the purchase, development and installation of computer software, and implementation costs incurred in a hosting arrangement that is a service contract, are capitalized and amortized over the estimated useful life of the related project. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. The other assets balance included unamortized capitalized software costs of $74.9 at December 31, 2021 and $76.0 at December 31, 2020. The amortization expense associated with capitalized software was $22.4, $24.5 and $24.7 for the years ended December 31, 2021, 2020 and 2019, respectively.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), we are choosing to treat the U.S. income tax consequences of Global Intangible Low-Taxed Income ("GILTI") as a period cost. As a result, at December 31, 2021, no deferred income taxes have been provided.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $339.4 in 2021, $373.1 in 2020 and $432.1 in 2019.
Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $67.8 in 2021, $59.9 in 2020 and $72.9 in 2019.
Research and Development
Research and development costs are expensed as incurred and amounted to $39.3 in 2021, $36.5 in 2020 and $40.6 in 2019. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
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
ASU 2017-04, Intangibles - Goodwill and other (Topic 350)
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04 Intangibles - Goodwill and other, which simplifies the test for goodwill impairment. This Update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of the assets acquired and liabilities assumed in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The guidance requires prospective adoption. We adopted the guidance for the goodwill impairment test that we have conducted since 2020, and adoption of the guidance did not have a significant impact on our financial statements.
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
Accounting Standards to be Implemented
ASU 2021-08, Business Combinations (Topic 805)
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for our fiscal year beginning after December 15, 2022. The adoption is not expected to have a material impact on our Consolidated Financial Statements.

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
The Company incurred costs during the years ended December 31, 2021, 2020 and 2019 following the resolution of certain contingent liabilities related to its ownership and operation of the North America business prior to its separation into New Avon.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 21, 2019
Selling, general and administrative expenses	$(18.5)	$(27.9)	$(36.6)
Operating loss	$(18.5)	$(27.9)	$(36.6)
Loss from discontinued operations, net of tax	$(18.5)	$(27.9)	$(36.6)

Assets and Liabilities Held for Sale
The major classes of assets and liabilities comprising held for sale assets and held for sale liabilities on the Consolidated Balance Sheet at December 31, 2021 and December 31, 2020 are shown in the following table.

	Year ended December 31,
	2021	2020
Current held for sale assets
Inventories	$—	$2.6
Property, Plant & Equipment (net)	2.8	9.2
Cash and cash equivalents	—	.7
Other assets	—	1.4
	$2.8	$13.9

Current held for sale liabilities
Accounts payable	$—	$.5
Other liabilities	—	1.8
	$—	$2.3
At December 31, 2020, assets held for sale include one property and one business in Avon International segment and one property in the Avon Latin America Segment.
At December 31, 2021, assets held for sale include one property in the Avon Latin America Segment.
Divestitures
Disposal of Avon Beauty Arabia in Saudi Arabia
On December 23, 2021, the Company completed the sale of its 51% share of the business and assets of Avon Beauty Arabia in exchange for converting the business to a distributorship model together with the write off of a $3.9 loan balance.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of 2021 we recognized a loss of $1.1 before and after tax, which is reported separately in the Consolidated Statements of Operations representing the difference between the write off of the loan balance, the carrying value of the business and assets of the Avon Beauty Arabia on the date of sale, and associated disposal costs.
Disposal of Cosmetics Manufacturing Operations in India
On November 17, 2021, the Company completed the sale of the business and assets of the Cosmetics Manufacturing Operation in India for a total selling price of $2.9, the proceeds of which are presented as investing activities in the Consolidated Statement of Cash Flows.
In the fourth quarter of 2021 we recognized a gain of $1.1 before and after tax, which is reported separately in the Consolidated Statements of Operations representing the difference between the proceeds, the carrying value of the business and assets of the Cosmetics Manufacturing Operation in India on the date of sale, and associated disposal costs.
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
China Wellness Plant

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2020, we signed an agreement to sell the China Wellness Plant for a total selling price of $6.6 before expenses. In the six-month period ended June 30, 2020, we received a cash deposit for the selling price of $6.6, which included $3.3 of restricted cash held in escrow.
In August 2020, we completed the sale of the China Wellness Plant and $3.3 of restricted cash in escrow was transferred to Avon. In the third quarter of 2020, we recorded a gain of $1.4 before and after tax, which is reported separately in the Consolidated Statements of Operations. The gain represents the difference between the net proceeds (after associated expenses) and the carrying value of the China Wellness Plant on the date of sale.
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
In the third quarter of 2019, we recorded a gain on sale of $26.8 before and after tax, which is reported in the Consolidated Statements of Operations as Gain on sale of business/asset. The gain recorded represents the total proceeds and the release of AOCI of $3.4. Our recorded investment balance in New Avon at August 14, 2019 was zero.

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
The following tables present the related party transactions with Natura &Co and its affiliates and the Instituto Avon in Brazil, all of which were on an arm's-length basis. There are no other related party transactions.

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Statement of Operations Data
Revenue from affiliates of Natura &Co(2)(3)	$25.2	$6.7
Cost of sales from affiliaties of Natura &Co(2)(3)	$(22.4)	$(5.9)
Gross profit from affiliates of Natura &Co(2)(3)	$2.8	$.8

Interest income from Instituto Avon(1)	$—	$.1
Interest expense on Loan from affiliates of Natura &Co(5)	$(50.6)	$(7.5)
Interest income on Loan to affiliates of Natura &Co(5)	$1.6	$—

	December 31, 2021	December 31, 2020
Balance Sheet Data
Receivables due from Instituto Avon(1)	$—	$.8
Trade Receivables due from affiliates of Natura &Co(2)	$32.7	$6.1
Other receivables due from affiliates of Natura &Co(7)	$1.4	$—
Loans to affiliates of Natura &Co maturing within one year(7)	$46.6	$—
Loans to affiliates of Natura &Co maturing after one year(7)	$46.7	$—
Trade Payables due to affiliates of Natura &Co(7)	$(24.5)	$—
Other payables due to affiliates of Natura &Co(4)	$(4.9)	$—
Loans from affiliates of Natura &Co maturing within one year(5)	$(371.7)	$(1,008.6)
Loans from affiliates of Natura &Co maturing after one year(5)	$(736.3)	$—
Investments in affiliates of Natura &Co(6)	$.1	$—
(1) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, R$12 million (Brazilian real) for an unsecured 5-year term at a fixed interest rate of 7% per annum, to be paid back in five equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with the board and executive team comprised of Avon Brazil management. The purpose of the loan was to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment. During the fourth quarter of 2021, the loan was repaid in full.
(2) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $25.2 and $6.7 associated with these agreements during the years ended December 31, 2021 and 2020, respectively. The Company recorded gross profit from related party of $2.8 and $.8 associated with these agreements during the years ended December 31, 2021 and 2020, respectively. Trade receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.
(3) The Company is party to a license agreement with Avon Mexico, whereby Avon Mexico pays the Company a variable royalty. The Company recorded revenue from related party of $1 associated with these agreements during the year ended December 31, 2021. The Company recorded gross profit from related party of $1 associated with these agreements during the year ended December 31, 2021.
(4) The payable to Natura &Co relates to the vesting and settlement of share based compensation awards denominated in Natura &Co American Depository Receipts including the 2018 long-term employee incentive program which vested and were automatically exercised in March 2021.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Loans from affiliates of Natura &Co Holding at December 31, 2021 of $1,108.0 include $736.3 outstanding under a Promissory Note between Avon Beauty Limited and a subsidiary of Natura &Co Holding, and $207.3 outstanding under a Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company. In addition loans from affiliates of Natura &Co Holding at December 31, 2021 include $164.4 of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holding. Loans from affiliates of Natura &Co Holding at December 31, 2020 of $1,008.6 include $965 outstanding under a Promissory Note between Avon International Operations Inc. and a subsidiary of Natura &Co Holding. Loans from affiliates of Natura &Co Holding at December 31, 2020 also include $41.6 outstanding under the Revolving Credit Facility between Avon Luxembourg and Natura &Co International S.à r.l.. See Note 15, Debt and Other Financing, for further information relating to these loans.
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

NOTE 5. Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by product or service type. All revenue is recognized at a point in time, when control of a product is transferred to a customer:

	Twelve Months Ended December 31, 2021
	Reportable segments
	Avon International	Avon LATAM	Total reportable segments	Affiliates of Natura	Total
Beauty:
Skincare	$577.6	$465.8	$1,043.4	$—	$1,043.4
Fragrance	514.2	375.8	890.0	—	890.0
Color	238.0	181.9	419.9	—	419.9
Total Beauty	1,329.8	1,023.5	2,353.3	—	2,353.3
Fashion & Home:
Fashion	258.3	159.8	418.1	—	418.1
Home	69.6	340.4	410.0	—	410.0
Total Fashion & Home	327.9	500.2	828.1	—	828.1
Certain Brazil taxes*	—	21.5	21.5	—	21.5
Product sales	1,657.7	1,545.2	3,202.9	—	3,202.9
Representative fees	66.4	107.8	174.2	—	174.2
Other	.5	1.7	2.2	25.2	27.4
Other revenue	66.9	109.5	176.4	25.2	201.6
Total revenue	$1,724.6	$1,654.7	$3,379.3	$25.2	$3,404.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Twelve Months Ended December 31, 2020
	Reportable segments
	Avon International	Avon LATAM	Total reportable segments	Affiliates of Natura	Total
Beauty:
Skincare	$594.7	$515.9	$1,110.6	$—	$1,110.6
Fragrance	516.0	456.4	972.4	—	972.4
Color	265.8	197.5	463.3	—	463.3
Total Beauty	1,376.5	1,169.8	2,546.3	—	2,546.3
Fashion & Home:
Fashion	267.4	192.5	459.9	—	459.9
Home	55.6	369.4	425.0	—	425.0
Total Fashion & Home	323.0	561.9	884.9	—	884.9
Product sales	1,699.5	1,731.7	3,431.2	—	3,431.2
Representative fees	66.7	108.4	175.1	—	175.1
Other	6.4	5.8	12.2	6.7	18.9
Other revenue	73.1	114.2	187.3	6.7	194.0
Total revenue	$1,772.6	$1,845.9	$3,618.5	$6.7	$3,625.2

	Twelve Months Ended December 31, 2019
	Reportable segments
	Avon International	Avon LATAM	Total
Beauty:
Skincare	$671.5	$699.9	$1,371.4
Fragrance	639.9	604.7	1,244.6
Color	381.6	340.0	721.6
Total Beauty	1,693.0	1,644.6	3,337.6
Fashion & Home:
Fashion	383.8	235.0	618.8
Home	61.7	408.3	470.0
Total Fashion & Home	445.5	643.3	1,088.8
Certain Brazil taxes**	—	67.7	67.7
Product sales	2,138.5	2,355.6	4,494.1
Representative fees	91.5	152.7	244.2
Other	4.3	20.6	24.9
Other revenue	95.8	173.3	269.1
Total revenue	$2,234.3	$2,528.9	$4,763.2

* 2021 includes approximately $22, to reflect the impact of certain Brazil indirect taxes which were recorded in product sales, in our Consolidated Income Statements. See Note 20 Supplemental Balance Sheet Information.

** 2019 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $68, in our Consolidated Income Statements. See Note 20 Supplemental Balance Sheet Information.

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
Generally, we record accounts receivable when we invoice a Representative. In addition, we record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability, including seasonality and changing trends and the impact of COVID-19. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any ultimate consumer of our products beyond the Representative. We have no legal recourse against the ultimate consumer for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
The following table provides information about receivables and contract liabilities from contracts with customers at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accounts receivable, net of allowances of $37.1 and $51.1	$198.7	$259.1
Contract liabilities	$37.1	$52.1
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the twelve months ended December 31, 2021, we recognized $39.5 of revenue related to the contract liability balance at December 31, 2020, as the result of performance obligations satisfied. In addition, we deferred an additional $29.9 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at December 31, 2021 as compared with December 31, 2020, and the sale of Avon Luxembourg.
NOTE 6. Inventories
Inventories at December 31 consisted of the following:

	2021	2020
Raw materials	$103.4	$131.3
Finished goods	280.7	327.8
Total	$384.1	$459.1

NOTE 7. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2021	2020
Debt maturing within one year:
Short term debt	$32.6	$28.0
Loans from affiliates of Natura &Co	371.7	1,008.6
Total	$404.3	$1,036.6
Long-term debt:
Finance lease liabilities	1.3	1.5
5.00% Notes, due March 2023	460.8	460.1
6.95% Notes, due March 2043	213.9	213.8
Loans from affiliates of Natura &Co, due 2028	736.3	—
Total	1,412.3	675.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At December 31, 2021 and 2020, the carrying values of our unsecured notes were comprised of the following:

	2021				2020
	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total
5.00% Notes, due March 2023	461.9	(.5)	(.6)	460.8	461.9	(1.0)	(.8)	460.1
6.95% Notes, due March 2043	216.1	(1.7)	(.5)	213.9	216.1	(.5)	(1.8)	213.8

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2021 and 2020, we had recorded accrued interest on our unsecured notes of $14.7 and $15.2, respectively, which is classified within other accrued liabilities in our Consolidated Balance Sheets.
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
At December 31, 2021 and 2020, the carrying values of our senior secured notes was nil.
Maturities of Long-Term Debt
Annual maturities of long-term debt, which includes our notes, loans from affiliates of Natura &Co and capital leases outstanding at December 31, 2021, are as follows:

	2022	2023	2024	2025	2026	2027 and Beyond	Total
Maturities	$—	$462.7	$.3	$.2	$.1	$952.4	$1,415.7
Other Financing
Natura Revolving Credit Facility
In May 2020, the Company’s subsidiary, Avon Luxembourg entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l., a subsidiary of Natura &Co Holding and an affiliate of the Company, in the initial amount of $100, increased to $250 in March 2021, which may be used for working capital and other general corporate purposes (the "Facility"). Borrowings under the Facility bear interest at a rate per annum of LIBOR plus a margin determined on an arm's length basis, and the Facility is to mature on May 31, 2022. On July 1, 2021, the Company sold Avon Luxembourg to a subsidiary of Natura &Co Holding and the Company no longer has access to this facility.
Related Party loans
In November 2020, AIO entered into a Promissory Note with a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $960. The Promissory Note bears interest at a rate per annum of 3.13% and matures on November 2, 2022 (“the Natura &Co Loan”). On July 1, 2021, as part of the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding the $960 loan was partially repaid with the proceeds from a loan maturing in 2028. As at December 31, 2021, $207 was outstanding under the Natura &Co Loan and $736 was outstanding under the loan maturing in 2028 which is between Avon Beauty Limited, and Natura &Co Luxembourg Holdings S.à r.l. ("Natura &Co Lux Loan").
In addition, loans from affiliates of Natura &Co Holding at December 31, 2021 of $164 includes a number of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding S.A. on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holding.
Other short-term financing
At December 31, 2021, we utilized approximately $33 of short-term financing from third-party banks across multiple markets bearing an average interest rate of per annum of 7.7%.
Revolving Credit Facility

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Letters of Credit
At December 31, 2021 and 2020, we also had letters of credit outstanding totaling $11.3 and $16.9, respectively. These balances primarily relate to a letter of credit issued to a lessor of certain equipment, a lease which was transferred to New Avon in connection with the separation of the Company's North America business, and letters of credit which guarantee various insurance activities.
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Stable Outlook with Ba3 for corporate family debt; S&P ratings of Stable Outlook with BB- for corporate family debt and senior unsecured debt; and Fitch rating of Stable Outlook with BB for corporate family and unsecured debt.
Our credit ratings remain below investment grade which may impact our ability to access financing transactions on favorable terms.
NOTE 8. Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI during 2021 and 2020:

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2020	$(1,038.2)	$(4.3)	$(91.3)	$(1,133.8)
Other comprehensive income (loss) other than reclassifications	(24.1)	—	67.3	43.2
Sale of Avon Luxembourg	.1		(.1)	—
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.8(1)	—	—	5.1	5.1
Total reclassifications into earnings	—	—	5.1	5.1
Balance at December 31, 2021	$(1,062.2)	$(4.3)	$(19.0)	$(1,085.5)

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2019	$(942.7)	$(.6)	$(4.3)	$(92.4)	$(1,040.0)
Other comprehensive loss other than reclassifications	(95.5)	—	—	(7.1)	(102.6)
Reclassifications into earnings:
Derivative gains on cash flow hedges, net of tax of $0	—	.6	—	—	.6
Amortization of net actuarial loss and prior service cost, net of tax of $.8(1)	—	—	—	8.2	8.2
Total reclassifications into earnings	—	.6	—	8.2	8.8
Balance at December 31, 2020	$(1,038.2)	$—	$(4.3)	$(91.3)	$(1,133.8)
(1) Gross amount reclassified to other expense, net, and related taxes reclassified to income taxes.
A foreign exchange net loss of $5.3 for 2021, a net gain of $8.8 for 2020, and a net gain of $.8 for 2019, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in changes in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).
NOTE 9. Income Taxes
Income from continuing operations, before taxes for the years ended December 31 was as follows:

	2021	2020	2019
United States	$19.3	$(89.6)	$(108.3)
Foreign	(178.1)	(214.0)	246.7
Total	$(158.8)	$(303.6)	$138.4
The provision for income taxes for the years ended December 31 was as follows:

	2021	2020	2019
Federal:
Current	$.2	$(9.5)	$(9.0)
Deferred	—	8.9	8.5
Total Federal	.2	(.6)	(0.5)
Foreign:
Current	35.5	31.4	79.0
Deferred	(20.0)	2.6	28.9
Total Foreign	15.5	34.0	107.9
State and Local:
Current	.5	.6	(4.3)
Deferred	—	—	—
Total State and other	.5	.6	(4.3)
Total	$16.2	$34.0	$103.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The continuing operations effective tax rate for the years ended December 31 was as follows:

	2021	2020	2019
Statutory federal rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	(.3)	(.2)	(2.7)
Tax on foreign income	67.1	(1.8)	62.1
Tax on uncertain tax positions	3.7	1.1	16.6
Reorganizations	—	(10.0)	185.6
Net change in valuation allowances	(103.1)	(21.4)	(208.0)
Other	1.4	.1	(.1)
Effective tax rate	(10.2)%	(11.2)%	74.5%
In 2021, the Company’s effective tax rate continues to be impacted by the country mix of earnings. The country mix includes losses in certain jurisdictions that cannot be benefited and income tax expense in certain jurisdictions where taxable income is generated. In 2021, the Company adjusted its reserves for uncertain tax positions associated with current year activity and events, primarily due to the expiration of statutes of limitation. Included in Tax on Foreign Income is the effect of tax rate changes including the increase in the United Kingdom tax rate from 19% to 25% which resulted in a deferred tax benefit of $89.
In 2021, the Net Change in Valuation Allowances line in the rate reconciliation above includes $164 of net benefits that could not be recognized. The $164 of benefits which were not recognized consisted of the following key items: 1) $71 of increased Valuation Allowances due to additional Deferred Tax Assets generated during 2021 which cannot be benefitted; 2) $89 of increased Valuation Allowances on Deferred Tax Assets due to a tax rate change offsetting equivalent and associated accruals of deferred tax benefits reflected in the “Tax on Foreign Income” line above; and 3) $4 of increased Valuation Allowances due to changes in judgment regarding the ability to use certain Deferred Tax Assets which existed at the beginning of 2021.
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
Deferred tax assets (liabilities) at December 31 consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2021	2020
Deferred tax assets:
Tax loss and deduction carryforwards	$425.0	$1,997.5
Intangibles	218.5	188.3
Tax credit carryforwards	119.7	119.0
Interest carryforwards	76.3	48.3
All other future deductions	199.8	199.1
Valuation allowance	(815.4)	(2,327.6)
Total deferred tax assets	223.9	224.6
Deferred tax liabilities	$(105.0)	$(90.8)
Net deferred tax assets	$118.9	$133.8
As of December 31, 2021, excluded from the above table are approximately $1,638 of deferred tax assets for Avon Luxembourg Holdings S.à r.l. and subsidiaries that previously were offset with a full valuation allowance. As discussed in Note 3. Discontinued Operations and Assets and Liabilities Held for Sale, Avon Luxembourg Holdings S.à r.l. and subsidiaries were divested as of July 1, 2021.
We monitor the realizability of our deferred tax assets on a continuous basis. Should macroeconomic and socio-political conditions change or our business operations do not improve, approximately $67 of deferred tax assets could potentially need to be offset with the recording of a valuation allowance during the next 12 months. The deferred tax assets are associated with Avon subsidiary operations that suffered a loss in earnings before tax during 2021.
As of December 31, 2020, excluded from the above table are approximately $635 of worthless deferred tax assets that previously were offset with a full valuation allowance. Approximately $465 of these deferred tax assets cannot be used due to change of control limitation resulting from the merger with Natura. The remaining $170 is primarily associated with U.S. foreign tax credits of $70 and state net operating/capital losses of $100 which the Company has determined that use of such deferred tax assets would be remote.
Deferred tax assets (liabilities) at December 31 were classified as follows:

	2021	2020
Deferred tax assets:
Other assets	$121.4	$135.8
Total deferred tax assets	121.4	135.8
Deferred tax liabilities:
Long-term income taxes	$(2.5)	$(2.0)
Total deferred tax liabilities	(2.5)	(2.0)
Net deferred tax assets	$118.9	$133.8
The Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of December 31, 2021, the COVID-19 pandemic is negative evidence the Company must consider. As of December 31, 2021, the increase in negative evidence due to COVID-19, primarily lower revenue and profit performance, resulted in approximately $8 of valuation allowances being recorded against deferred tax assets. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
During 2021, excluding the reductions associated with the divested deferred tax assets noted above, the Company recorded a net increase in its valuation allowances of $126. The $126 of benefits primarily relates to current year losses that could not be benefitted and the effects of currency translation.
During 2020, excluding the reductions associated with the worthless deferred tax assets noted above, the Company recorded a net increase in its valuation allowances of $2.6. The $2.6 includes the effect of $65.1 of benefits related to operations and other activity which could not be recognized as noted in the rate reconciliation above offset with the write-off of $81.8 of Valuation Allowance associated with Deferred Tax Assets which can no longer be utilized due to change of control restrictions resulting from the Natura merger and $19.4 of increases primarily driven by currency translation and other miscellaneous effects.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2021, the valuation allowance primarily represents amounts for certain foreign tax loss carryforwards, substantially all U.S. deferred tax assets and certain other foreign deferred tax assets. The recognition of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. Tax planning strategies were also considered and evaluated as support for the realization of deferred tax assets. Where these sources of income existed along with sufficient positive evidence that indicated it was more likely than not that such sources of income could be relied upon, then the deferred tax assets were not reduced by a valuation allowance.
At December 31, 2021, we had recognized deferred tax assets of $119.7 relating to tax credit carryforwards (U.S. foreign tax credits, research and experimentation credits and other tax credits) for which a valuation allowance of $119.7 has been provided. The tax credit carryforwards consist of U.S. foreign tax credits of $87.6 which are subject to expiration between 2022 and 2027; U.S. research and experimentation credits of $23.7 which are subject to expiration between 2027 and 2042 and other tax credits of $8.4 which are subject to expiration between 2022 and 2033.
At December 31, 2021, we had recognized deferred tax assets of $393.7 relating to foreign loss carryforwards for which a valuation allowance of $322.4 has been provided and for which $22.4 has also been offset in accordance with ASU2013-11. At December 31, 2021, we had recognized deferred tax assets of $31.4 relating to federal loss carryforwards for which a valuation allowance of $31.4 has been provided
At December 31, 2021 we had foreign tax loss carryforwards of $2,599.0, of which $1,059.2 are not subject to expiration and $1,539.8 are subject to expiration between 2022 and 2051. At December 31, 2021, we had federal tax loss carryforwards of $149.3 which are not subject to expiration.
At December 31, 2021, we continue to assert that substantially all of our foreign earnings are indefinitely reinvested. At December 31, 2021 the company’s undistributed foreign earnings of approximately $1.2 billion and would generate an approximate $7.9 of income tax if repatriated from the local subsidiaries.
Uncertain Tax Positions

At December 31, 2021, we had $251.7 of total gross unrecognized tax benefits of which approximately $95.8 would favorably impact the provision for income taxes, if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2018	137.6
Additions based on tax positions related to the current year	13.3
Additions for tax positions of prior years	186.6
Reductions for tax positions of prior years	(3.0)
Reductions due to lapse of statute of limitations	(.6)
Reductions due to settlements with tax authorities	(2.2)
Balance at December 31, 2019	331.7
Additions based on tax positions related to the current year	90.6
Additions for tax positions of prior years	.6
Reductions for tax positions of prior years	(34.1)
Reductions due to lapse of statute of limitations	(16.5)
Reductions due to settlements with tax authorities	(.2)
Balance at December 31, 2020	372.1
Additions based on tax positions related to the current year	6.8
Additions for tax positions of prior years	24.1
Reductions for tax positions of prior years	(136.8)
Reductions due to lapse of statute of limitations	(11.2)
Reductions due to settlements with tax authorities	(3.3)
Balance at December 31, 2021	$251.7

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. We accrued interest and penalties, net of taxes of $0.5 and $1.0, for the years ended December 31, 2021 and 2020, respectively, and reversed previously recorded expenses for interest and penalties, net of tax of $1.0 for the year ended December 31, 2019.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2021 and 2020 we had $7.1 and $6.8, respectively, recorded for interest and penalties, net of tax benefit. The unrecognized tax benefits, including interest and penalties, were classified within long-term income taxes in our Consolidated Balance Sheets.
We file income tax returns in the U.S. and foreign jurisdictions. As of December 31, 2021, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2016-2021
Philippines	2017-2021
Poland	2014-2021
Russia	2019-2021
United Kingdom	2019-2021
United States (Federal)	2017-2021
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could increase in the range of $5 to $10 within the next twelve months.
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at December 31, 2021:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$—	Accounts payable	$2.7
Total derivatives		$—		$2.7

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

Interest Rate Risk
Approximately 5% and 4% of our debt portfolio at December 31, 2021 and 2020, respectively, was exposed to floating interest rates, which relates to our short term debt portfolio.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2021, we had outstanding foreign exchange forward contracts with notional amounts totaling approximately $171 for various currencies, none of which were designated as cash flow hedges.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain intercompany loans. The change in fair value of these contracts is immediately recognized in earnings and substantially offsets the foreign currency impact recognized in earnings relating to the associated intercompany loans. During the years ended December 31, 2021 and 2020, we recorded losses of $.3 and $5.7, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would not have resulted in any write-off at December 31, 2021. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2021:

	Level 1	Level 2	Total
Liabilities:
Foreign exchange forward contracts	$—	$2.7	$2.7
Total	$—	$2.7	$2.7
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

	Level 1	Level 2	Total
Assets:
Available-for-sale securities	$4.2	$—	$4.2
Foreign exchange forward contracts	$—	$2.8	$2.8
Total	$4.2	$2.8	$7.0
Liabilities:
Foreign exchange forward contracts	$—	$6.0	$6.0
Total	$—	$6.0	$6.0
Other than our defined benefit pension and postretirement plan assets, the assets and liabilities measured at fair value on a recurring basis are comprised of foreign exchange forward contracts (see Note 10, Financial Instruments and Risk

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Management) and available-for-sale securities, which were immaterial at December 31, 2021 and 2020. See Note 13, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 13, Employee Benefit Plans).
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at December 31 consisted of the following:

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$—	$—	$4.2	$4.2
Loans to affiliates of Natura &Co maturing within one year	46.6	46.6	—	—
Loans to affiliates of Natura &Co maturing after one year	46.7	46.7	—	—
Debt maturing within one year	(32.6)	(32.6)	(28.0)	(28.0)
Loans from affiliates of Natura &Co maturing within one year	(371.7)	(371.7)	(1,008.6)	(1,008.6)
Long-term debt(1)	(676.0)	(754.2)	(675.4)	(782.4)
Loans from affiliates of Natura &Co maturing after one year	(736.3)	(736.3)	—	—
Foreign exchange forward contracts	(2.7)	(2.7)	(3.2)	(3.2)
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For the years ended December 31:

	2021	2020	2019
Compensation cost for stock-based compensation	$13.4	$24.9	$15.6
Total income tax (cost)/ benefit recognized for share-based arrangements	(.2)	1.9	1.3
All of the compensation cost for share based compensation for 2021, 2020 and 2019 was recorded in SG&A expenses in our Consolidated Statements of Operations.
Stock Options
During 2019 we granted premium-priced stock options, in which the exercise price was equal to a 25% premium from the closing market price of our stock price at the date of grant. The premium-priced stock options vest on a three-year graded vesting schedule. The fair value of each premium-priced stock option is estimated on the date of grant using a Monte-Carlo simulation. When estimating the fair value of each option, we used the following weighted-average assumptions for options granted during the year ended December 31, 2019:

2019
Risk-free rate(1)	2.4%
Expected term(2)	7 years
Expected Avon volatility(3)	45%
Expected dividends	—%
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
The weighted-average grant-date fair value per share of options granted was $1.13.
On January 3, 2020, upon the completion of the Transaction with Natura &Co, each of the approximately 14.9 million outstanding stock options, whether or not then vested or exercisable, was automatically canceled in exchange for the right to receive an amount in cash, without interest, equal to the number of Avon Common Shares underlying such stock option immediately prior to the effective time of the Transaction multiplied by the excess, if any, of the per share cash-out price over the exercise price per share. The “per share cash out price” was the closing price of an Avon Common Share on the NYSE on the closing date of the Transaction. No amount was payable upon cancellation of stock option with an exercise price per share that is greater than the per share cash-out price.
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
We recognized expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates. At December 31, 2021 and 2020, there were no outstanding stock options as they were cancelled as per above.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units and Performance Restricted Stock Units
During 2019 we granted performance restricted stock units that would vest and settle after three years based on the relative total shareholder return of our common stock against companies included in the S&P 400 index as of the date of grant over a three year performance period ("2019 PRSUs"). The grant date fair value per share of these awards already reflects the estimated probability of achieving the market condition, and therefore we record the expense ratably over the performance period.
The fair value of the PRSUs was estimated on the date of grant using a Monte-Carlo simulation that estimates the fair value based on the Company's share price activity, expected term of the award, risk-free interest rate, expected dividends and the expected volatility of the stock of the Company. When estimating the fair value of the PRSUs, we used the following weighted-average assumptions:

2019 PRSUs
Risk-free rate(1)	2.4%
Expected Avon volatility(2)	54.8%
Expected average volatility(3)	29.9%
Expected dividends	—%
(1)The risk-free rate was based upon the rate on a zero coupon U.S. Treasury bill, for periods within the three year performance period, in effect at the time of grant.
(2)Expected Avon volatility was based on the weekly historical volatility of our stock price, over a period similar to the three year performance period of the 2019 PRSUs.
(3)Expected average volatility was based on the weekly historical volatility of the stock prices of each member of companies included in the S&P 400 index as of the date of the grant, over a period similar to the three year performance period of the 2019 PRSUs.
The weighted-average grant-date fair value per share of the 2019 PRSUs was $2.63.
On January 3, 2020, upon the completion of the Transaction with Natura &Co, each of the approximately 4.4 million outstanding Restricted Stock Units ("RSU") was converted into Natura &Co Holding nominal cost options equal to the number of Avon Common Shares subject to each RSU immediately prior to the Transaction multiplied by the Exchange Ratio of 0.30. In addition, each of the approximately 3.0 million outstanding PRSUs was converted into an award denominated in Natura &Co Holding Shares, that is subject only to time-based vesting, equal to the number of Avon Common Shares subject to each PRSU immediately prior to the Transaction, giving effect to market conditions that are deemed to be attained, multiplied by the Exchange Ratios of 0.30. The terms and conditions, including service conditions but excluding market conditions, applicable to each RSU and PRSU will continue in full force and effect with respect to the nominal cost options as described below.
In accordance with ASC 718, Stock-based compensation, we accounted for the modification as a Type I (probable-to-probable) modification and the incremental fair value of approximately $3.4 will be recognized over the remaining service period of the awards.
At December 31, 2021 and 2020, there were no outstanding RSUs and PRUs as they were exchanged for Natura &Co Holding Nominal Cost Options.
Natura &Co Holding Nominal cost options
As discussed above, each outstanding Avon RSU and PRSU at the time of the Transaction was exchanged for Natura &Co Holding Nominal Cost Options. These nominal cost options vest in a single tranche in line with the original vesting schedule of three years and will automatically exercise on the vest date.
We accounted for the exchange as a Type I (probable-to-probable) modification where the cumulative amount of the compensation cost that should be recognized over the vesting period is the original grant-date fair value plus incremental fair value of $3.4 resulting from the modification.
During 2021, Natura &Co granted employees of the Company and its subsidiaries a further 1,660,941 nominal cost options with a weighted-average grant date fair value of $9.72 per unit. These 2021 nominal cost options normally vest in a single tranche in line with the original vesting schedule of three years and will automatically exercise on the vest date. For certain participants, vesting automatically occurs either 50% on both the 3rd and 4th anniversary of the grant date or 50% on both the 4th and 5th anniversary of the grant date.
A summary of nominal cost options at December 31, 2021 and changes during 2021, is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nominal cost options (in 000’s)	Weighted-Average Modification-Date Fair Value
January 1, 2021	1,547	$11.51
Granted	1,661	9.72
Exercised	(600)	(12.12)
Forfeited	(282)	(12.10)
Outstanding at December 31, 2021	2,326	$10.00
The total fair value of restricted stock units and performance restricted stock units that vested during 2021 was $10.5 based upon market prices on the vesting dates.
We recognize expense over the requisite service period. At December 31, 2021, there was $11.4 of unrecognized compensation cost related to nominal cost options outstanding. That cost is expected to be recognized over a weighted-average period of 3.0 years.
Natura &Co Holding Performance Share Units (PSUs)
On March 27, 2020, Natura &Co’s Board of Directors approved the new long-term stock-based incentive plan (the “Long-Term Incentive Plan”) for 2020. The Long-Term Incentive Plan consists of the granting of PSUs, the rights of participants in relation to the PSUs will only be fully acquired to the extent that (i) the participant remains continuously linked as an employee of the Company and its subsidiaries until the 3rd anniversary of the grant date; and (ii) performance conditions are met. For certain participants, there is a different condition for item (i) above, in which 50% of the PSUs granted will be acquired on the 3rd anniversary of the grant date and the remaining 50% will be acquired on the 4th anniversary of the grant date.
During 2021 and 2020, Natura &Co granted 627,983 and 1,543,244 PSUs respectively with a weighted-average grant date fair value of $17.32 and $20.91 per unit respectively.
A summary of performance share units at December 31, 2021 and changes during 2021, is as follows:

	Performance Share Units (in 000’s)	Weighted-Average Modification-Date Fair Value
January 1, 2021	1,543	$20.91
Granted	628	17.32
Exercised	—	—
Forfeited	(317)	(20.45)
Outstanding at December 31, 2021	1,854	$19.78
We recognize expense over the requisite service period to the extent that it is expected that the performance conditions are probable of being achieved. At December 31, 2021, there was $27.5 of unrecognized compensation cost related to the PSUs outstanding. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock
In December 2019, 2,083,872 RSUs and 3,276,774 PRSUs were exchanged for 4,808,534 Restricted Stock. The exchange was done in advance of the Transaction with Natura &Co Holding. The Company accounted for the modification as a Type I (probable-to-probable) modification and the incremental fair value of approximately $1.5 will be recognized over the remaining service period of the awards. The Restricted Stock would vest and settle after three years from the grant date of the original award. The Company retained and cancelled 1,400,010 Restricted Stock to satisfy withholding tax obligations of the grantees. The cancellation resulted in the acceleration and recognition of $1.7 of compensation cost for the year ended December 31, 2019 and was included as part of the $44 of Transaction related costs.
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
Restricted Stock Units and Performance Restricted Stock Units Funded With Treasury Shares

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In March 2019 and March 2018, we granted 200,000 and 200,000 performance restricted stock units, respectively, that will be funded with treasury shares, outside of the 2016 Plan, in reliance upon the NYSE rules. These performance restricted stock units have a weighted-average grant-date fair value of $2.98 and $2.79 for the 2019 and 2018 grants respectively, and would vest and settle at the end of 2020 only upon the satisfaction of certain performance conditions over a one year performance period. During 2019 none of these performance restricted stock units vested, and 400,000 performance restricted stock units were outstanding at December 31, 2019. During 2019 we recognized compensation cost of $.5, for these performance restricted stock units.
In February 2018 we granted 600,000 restricted stock units that will be funded from treasury shares, outside of our shareholder-approved plans, in reliance upon the NYSE rules. The restricted stock units granted in February 2018 have a weighted-average grant-date fair value of $2.25 and vest and settle in full after three years. During 2019 none of these restricted stock units vested, and there were 600,000 restricted stock units outstanding at December 31, 2019. During 2019 we recognized compensation cost of $.4 for these restricted stock units.
As at December 31, 2019, there were no outstanding RSUs or PRSUs funded with Treasury Shares as they were all exchanged for Avon Restricted Stock. During 2020 all Avon Restricted Stock was exchanged for Natura Restricted Stock, as described above.
NOTE 13. Employee Benefit Plans
Defined Contribution Plans
We offer a defined contribution plan for employees in the United Kingdom ("UK"), which allows eligible participants to contribute eligible compensation through payroll deductions. We double employee contributions up to the first 5% of eligible compensation and therefore the maximum level provided by Avon is 10% of eligible compensation. We made matching contributions in cash to the UK defined contribution plan of $8.1 in 2021, $7.6 in 2020 and $7.5 in 2019, which follow the same investment allocation that the participant has selected for his or her own contributions.
We also offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $.9 in 2021, $1.0 in 2020 and $1.3 in 2019, which follow the same investment allocation that the participant has selected for his or her own contributions. Prior to the separation of the North America business, the costs associated with the contributions to the PSA were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Change in Benefit Obligation:
Beginning balance	$(67.9)	$(71.7)	$(767.5)	$(685.9)	$(7.7)	$(26.8)
Service cost	(.9)	(1.2)	(4.3)	(4.3)	—	—
Interest cost	(1.0)	(1.4)	(8.7)	(11.7)	(.3)	(.7)
Actuarial gain (loss)	1.8	(6.2)	54.6	(61.8)	.4	(1.5)
Benefits paid	7.7	12.6	25.7	27.8	.6	5.4
Actual expenses and taxes	—	—	.4	.5	—	—
Plan amendments	—	—	—	—	—	4.1
Curtailments	—	—	.2	—	—	—
Settlements	—	—	1.8	1.1	—	—
Special termination benefits	—	—	—	—	(3.0)	5.8
Transfers	—	—	—	—	—	4.9
Foreign currency changes and other	—	—	13.5	(33.2)	.3	1.1
Sale of Avon Luxembourg	—	—	13.1	—	—	—
Ending balance	$(60.3)	$(67.9)	$(671.2)	$(767.5)	$(9.7)	$(7.7)
Change in Plan Assets:
Beginning balance	$59.7	$63.3	$762.0	$695.4	$—	$—
Actual return on plan assets	1.6	8.0	29.3	62.0	—	—
Company contributions	.7	1.0	10.1	3.3	.6	10.2
Benefits paid	(7.7)	(12.6)	(25.7)	(27.8)	(.6)	(5.3)
Actual expenses and taxes	—	—	(.4)	—	—	—
Settlements	—	—	(1.8)	(1.1)	—	—
Transfers	—	—	—	—	—	(4.9)
Foreign currency changes and other	—	—	(9.1)	30.2	—	—
Ending balance	$54.3	$59.7	$764.4	$762.0	$—	$—
Funded Status:
Funded status at end of year	$(6.0)	$(8.2)	$93.2	$(5.5)	$(9.7)	$(7.7)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$162.4	$103.1	$—	$—
Accrued compensation	(.7)	(.9)	(1.2)	(2.1)	(6.3)	(3.6)
Employee benefit plans liability	(5.3)	(7.4)	(68.0)	(106.5)	(3.4)	(4.1)
Net amount recognized	$(6.0)	$(8.3)	$93.2	$(5.5)	$(9.7)	$(7.7)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$14.7	$19.6	$122.8	$204.7	.8	$1.9
Prior service (credit) cost	—	(.1)	2.0	1.5	(.8)	(5.3)
Total pretax amount recognized	$14.7	$19.5	$124.8	$206.2	$—	$(3.4)
Supplemental Information:
Accumulated benefit obligation	$59.5	$66.8	$159.4	$200.6	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$60.3	$67.9	$170.0	$220.1	N/A	N/A
Fair value plan assets	54.3	59.7	100.8	111.5	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Accumulated benefit obligation	59.5	7.3	153.6	190.1	N/A	N/A
Fair value plan assets	54.3	—	91.7	98.3	N/A	N/A

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 31, 2021, actuarial gains on benefit obligations were primarily due to a increase in discount rates for all plans. For the years ended December 31, 2020 and 2019, actuarial losses on the benefit obligations were primarily due to a decrease in discount rates for all plans.
The U.S. pension plans include a funded qualified plan (the PRA) and unfunded non-qualified plans. At December 31, 2021, the PRA had benefit obligations of $53.6 and plan assets of $54.3. At December 31, 2020, the PRA had benefit obligations of $60.4 and plan assets of $59.7. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans. The Non-U.S. pension plans include a funded qualified pension plan in the UK. At December 31, 2021, the UK qualified pension plan had benefit obligations of $492.0 and plan assets of $653.6. At December 31, 2020, the UK qualified pension plan had benefit obligations of $545.5 and plan assets of $648.4.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost:
Service cost	$.9	$1.2	$1.7	$4.3	$4.3	$4.0	$—	$—	$.1
Interest cost	1.0	1.4	2.3	8.7	11.7	15.3	.3	.7	1.2
Expected return on plan assets	(2.0)	(2.6)	(3.4)	(16.0)	(16.0)	(31.0)	—	—	—
Amortization of prior service credit	—	—	—	—	(.1)	—	(4.5)	(.2)	(.2)
Amortization of net actuarial losses	2.4	2.9	2.8	7.5	6.3	4.9	.7	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—	—
Settlements/curtailments	1.0	2.6	3.0	.1	.1	(.6)	—	—	—
Special termination benefits	—	—	—	—	—	—	3.0	(4.2)	—
Other	—	—	—	—	—	—	—	—	—
Net periodic benefit cost	$3.3	$5.5	$6.4	$4.6	$6.3	$(7.4)	$(.5)	$(3.7)	$1.1
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Actuarial losses (gains)	$(1.4)	$.8	$(3.0)	$(68.1)	$15.9	$13.1	$(.4)	$1.5	$2.5
Prior service cost (credit)	—	—	—	—	—	—	4.5	(4.1)	(1.3)
Amortization of prior service credit	—	—	—	—	—	—	—	.2	.2
Amortization of net actuarial losses	(3.4)	(5.5)	(5.7)	(7.6)	(6.4)	(4.6)	(.7)	(1.6)	—
Foreign currency changes	—	—	—	(5.9)	11.6	1.7	—	—	—
Total recognized in other comprehensive loss*	$(4.8)	$(4.7)	$(8.7)	$(81.6)	$21.1	$10.2	$3.4	$(4.0)	$1.4
Total recognized in net periodic benefit cost and other comprehensive loss	$(1.5)	$.8	$(2.3)	$(77.0)	$27.4	$2.8	$2.9	$(7.7)	$2.5
* Amounts represent the pre-tax effect classified within other comprehensive loss. The net of tax amounts are classified within our Consolidated Statements of Comprehensive Loss.
Assumptions
Weighted-average assumptions used to determine benefit obligations recorded in our Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2021	2020	2021	2020	2021	2020
Discount rate	2.81%	2.43%	2.09%	1.45%	3.61%	3.95%
Rate of compensation increase	4.00%	4.00%	2.56%	2.51%	N/A	N/A
Interest crediting rate	1.78%	1.62%	2.75%	2.68%	N/A	N/A
The discount rate used for determining the present value of future pension obligations for each individual defined benefit pension plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including the UK defined benefit pension plan and the PRA, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis has increased to 2.15% at December 31, 2021, from 1.53% at December 31, 2020.
Weighted-average assumptions used to determine net benefit cost recorded in our Consolidated Statements of Operations for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.42%	3.16%	4.24%	1.45%	2.05%	2.92%	3.95%	3.66%	5.17%
Rate of compensation increase	4.00%	4.00%	4.00%	2.51%	2.54%	2.69%	N/A	N/A	N/A
Rate of return on assets	4.15%	4.90%	5.50%	2.32%	2.55%	5.27%	N/A	N/A	N/A
Interest crediting rate	1.49%	2.49%	3.36%	2.74%	2.69%	2.69%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We generally evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2021, the assumed rate of return on assets globally was 2.45%, which represents the weighted-average rate of return on all plan assets.
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2021 net periodic benefit cost for the UK defined benefit pension plan was 2.10%. In addition, the 2021 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 76% in liability driven investments, and approximately 24% in equity securities, emerging market debt and high yield securities. In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities).
Similar assessments were performed in determining rates of return on other non-U.S. defined benefit pension plan assets, to arrive at our weighted-average assumed rate of return of 2.32% for determining 2021 net cost for all non-US defined benefit pension plan assets.
Plan Assets
Our U.S. and non-U.S. funded defined benefit pension plans target and weighted-average asset allocations at December 31, 2021 and 2020, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year-End		Target	at Year-End
Asset Category	2022	2021	2020	2022	2021	2020
Equity securities	30%	30%	31%	23%	23%	21%
Debt securities	70	70	69	72	72	74
Other	—	—	—	5	5	5
Total	100%	100%	100%	100%	100%	100%
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis at December 31, 2021 :

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$8.3	$8.3
International equity	—	6.6	6.6
Emerging markets	—	1.6	1.6
	—	16.5	16.5
Fixed Income Securities:
Corporate bonds	—	21.6	21.6
Government securities	—	8.8	8.8
Other	—	7.3	7.3
	—	37.7	37.7
Other
Cash	—	.1	.1
	—	.1	.1
Total	$—	$54.3	$54.3

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$29.4	$—	$29.4
International equity	—	145.2	—	145.2
	—	174.6	—	174.6
Fixed Income Securities:
Corporate bonds	—	257.6	—	257.6
Government securities	—	256.9	—	256.9
Other	—	36.5	—	36.5
	—	551.0	—	551.0
Other
Cash	34.3	—	—	34.3
Derivatives	—	2.2	—	2.2
Real estate	—	—	2.3	2.3
	34.3	2.2	2.3	38.8
Total	$34.3	$727.8	$2.3	$764.4

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis at December 31, 2020:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$9.3	$9.3
International equity	—	7.5	7.5
Emerging markets	—	1.9	1.9
	—	18.7	18.7
Fixed Income Securities:
Corporate bonds	—	23.7	23.7
Government securities	—	9.4	9.4
Other	—	7.8	7.8
	—	40.9	40.9
Total	$—	$59.7	$59.7

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$26.0	$—	$26.0
International equity	—	132.0	—	132.0
	—	158.0	—	158.0
Fixed Income Securities:
Corporate bonds	—	32.4	—	32.4
Government securities	—	497.4	—	497.4
Other	—	37.3	—	37.3
	—	567.1	—	567.1
Other:
Cash	33.3	—	—	33.3
Derivatives	—	2.0	—	2.0
Real estate	—	—	1.6	1.6
	33.3	2.0	1.6	36.9
Total	$33.3	$727.1	$1.6	$762.0

A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance at January 1, 2020	$1.6

Balance at December 31, 2020	1.6
Actual return on plan assets held	.7

Balance at December 31, 2021	2.3
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
Cash flows
We expect to make contributions related to continuing operations in the range of $10 to $15 to our defined benefit pension and postretirement plans during 2022.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2022	$5.7	$26.2	$31.9	$6.3
2023	4.8	26.8	31.6	.3
2024	5.0	27.9	32.9	.3
2025	4.1	28.0	32.1	.3
2026	3.9	27.7	31.6	.3
2027-2031	14.7	149.6	164.3	1.4
Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits and continuation of health care benefits to eligible former employees. The accrued cost for such postemployment benefits was $6.5 at December 31, 2021 and $9.1 at December 31, 2020 and was included in employee benefit plans in our Consolidated Balance Sheets.
Supplemental Retirement Programs
In the U.S., in addition to qualified retirement plans (i.e., the PSA and the PRA), we also maintain unfunded non-qualified plans. We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants may elect to have their deferred compensation invested in one or more of three permitted investment alternatives. Expense associated with the DCP was zero in 2021, $.1 in 2020 and $.8 in 2019. The benefit obligation under the DCP was $.7 at

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2021 and $.8 at December 31, 2020 and was included in other liabilities and accrued compensation in our Consolidated Balance Sheets. The Transaction triggered a change of control provision in the DCP, resulting in the settlement of the majority of the obligation in 2020.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. ("BRP") under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified defined benefit retirement plan, which is subject to IRS limitations on covered compensation. The SERP has not been offered to new employees in the last ten years, and the BRP is closed to employees hired on or after January 1, 2015 in conjunction with the closure of the PRA. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $1.0 in 2021, $1.2 in 2020 and $1.3 in 2019. The benefit obligation under these programs was $6.7 at December 31, 2021 and $7.6 at December 31, 2020 and was included in employee benefit plans and accrued compensation in our Consolidated Balance Sheets.
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
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2021	2020
Corporate-owned life insurance policies	$24.6	$28.5
Cash and cash equivalents	5.8	5.2
Total	$30.4	$33.7
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
Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue	2021	2020	2019
Avon International	$1,724.6	$1,772.6	$2,234.3
Avon Latin America (1)	1,654.7	1,845.9	2,528.9
Total revenue from reportable segments (2)	3,379.3	3,618.5	4,763.2
Revenue from affiliates to Natura &Co	25.2	6.7	—
Total revenue	$3,404.5	$3,625.2	$4,763.2

Operating (Loss) Profit	2021	2020	2019
Segment Profit
Avon International	$49.9	$27.4	$170.9
Avon Latin America (1)	(10.9)	(39.1)	194.1
Total (loss) profit from reportable segments (3)	39.0	(11.7)	365.0
Unallocated global expenses(4)	(27.0)	(11.6)	(35.8)
Certain Brazil Indirect taxes (5)	(1.7)	10.6	—
CTI restructuring initiatives	(68.7)	(23.7)	(139.3)
Costs related to the Transaction (6)	—	(85.8)	(64.3)
Operating (loss) profit	$(58.4)	$(122.2)	$125.6
(1)2021 includes the impact of certain Brazil indirect taxes, which was recorded in product sales in the amount of approximately $21 in our Consolidated Income Statements. 2019 includes the impact of certain Brazil indirect taxes, which

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
was recorded in product sales in the amount of approximately $68 in our Consolidated Income Statements. See Note 20 Supplemental Balance Sheet Information.
(2)Total revenue from reportable segments also includes revenue from other business activities of $4.7, $14.5 and $18.1 for the years ended December 31, 2021, 2020 and 2019, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Previously reported amounts have been allocated to Avon International and Avon Latin America segments to conform to the current year presentation.
(3)Total profit from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $1.5, $7.3, and $2.4 for the years ended December 31, 2021, 2020 and 2019, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $206.7, $197.6, and $214.7 for the years ended December 31, 2021, 2020 and 2019, respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment. Previously reported amounts have been allocated to segments to conform to the current year presentation.
(4)For the years ended December 31, 2021, 2020 and 2019, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
(5)The year ended December 31, 2021 includes the impact of certain Brazil taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $2. The year ended December 31, 2020 includes the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11.
(6)For the year ended December 31, 2020, costs related to the Transaction primarily include professional fees of approximately $46, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. For the year ended 31 December 2019, costs related to the Transaction primarily include professional fees and impairment losses on assets. Refer to Note 21, Merger with Natura Cosméticos S.A. for more information relating to the Natura transaction.
(7)On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The year ended December 31, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021. The years ended December 31, 2020 and 2019 include the results of Avon Luxembourg.

Total Assets	2021	2020	2019
Avon International (1)	$1,362.0	$1,364.4	$1,712.4
Avon Latin America (2)	945.8	1,199.9	1,373.9
Total assets	$2,307.8	$2,564.3	$3,086.3

(1) Avon International includes assets of $420.7 at December 31, 2019, that were not previously allocated to our reportable segments.

(2) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, balances at December 31, 2021 do not include the assets of Avon Luxembourg. Balances at December 31, 2020 and 2019 include the assets of Avon Luxembourg.

Capital Expenditures	2021	2020	2019
Avon International (1)	$53.3	$36.0	$39.6
Avon Latin America (2)	15.0	8.6	18.9
Total capital expenditures	$68.3	$44.6	$58.5

(1) Avon International includes capital expenditures of $13.8 for the year ended December 31, 2019, that were not previously allocated to our reportable segments.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The year ended December 31, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021. The years ended December 31, 2020 and 2019 include the results of Avon Luxembourg.

Depreciation and Amortization	2021	2020	2019
Avon International (1)	$48.1	$49.5	$51.6
Avon Latin America (2)	24.7	32.3	41.3
Total depreciation and amortization	$72.8	$81.8	$92.9
(1) Avon International includes depreciation and amortization of $19.9 for the year ended December 31, 2019 that was not previously allocated to our reportable segments.
(2) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The year ended December 31, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021. The years ended December 31, 2020 and 2019 include the results of Avon Luxembourg.
Total Revenue by Major Country
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

	2021	2020	2019
Brazil	$627.0	$729.9	$1,034.4
Mexico(1)	249.2	420.2	509.4
All other	2,528.3	2,475.1	3,219.4
Total	$3,404.5	$3,625.2	$4,763.2
(1) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The year ended December 31, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021. The years ended December 31, 2020 and 2019 include the results of Avon Luxembourg.
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

	2021	2020	2019
U.S.	$122.7	$135.3	$149.4
Brazil	75.4	86.4	116.1
Poland	95.0	96.8	99.3
Mexico(1)(2)	—	55.2	67.8
All other	183.9	220.8	137.6
Total	$477.0	$594.5	$570.2
(1) Mexico's long-lived assets are greater than 10% of total long-lived assets in 2019 only
(2) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, balances at December 31, 2021 do not include the assets of Avon Luxembourg. Balances at December 31, 2020 and 2019 include the assets of Avon Luxembourg.
In the above table, long lived assets have been calculated by including property, plant and equipment, net and right-of-use assets which are difficult to move and are relatively illiquid. In 2019, our definition of long lived assets also included certain intangible assets and other long term receivables and excluded right-of use assets which resulted in the following disclosure in previous filings.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2019
Brazil	$203.3
U.S.	120.8
Poland	86.3
All other	335.6
Total	746.0

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

	Classification	2021	2020
Assets
Operating right-of-use assets	Right-of-use asset	$111.1	$153.1
Finance right-of-use assets	Property, Plant and Equipment	2.2	2.4
Total right-of-use assets		113.3	155.5

Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$37.1	$46.2
Finance lease liabilities	Other accrued liabilities	1.2	1.1
Total current lease liabilities		38.3	47.3

Noncurrent
Operating lease liabilities	Long-term operating lease liability	$87.5	$120.9
Finance lease liabilities	Long-term debt	1.3	1.5
Total noncurrent lease liabilities		$88.8	$122.4

Total lease liability		$127.1	$169.7

The table below shows the lease income and expenses recorded in the Consolidated Statement of Operations incurred during the years ended December 31:

Lease Costs	Classification	2021	2020
Operating lease cost (1)	Selling, general and administrative expenses	$51.7	$63.6
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	1.3	1.2
Interest on lease liabilities	Interest Expense	.2	.3
Short-term leases costs	Selling, general and administrative expenses	11.0	2.3
Sublease income (2)	Selling, general and administrative expenses	(14.5)	(15.3)
Net lease cost		$49.7	$52.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Includes variable lease costs which are immaterial. These are presented in selling, general and administrative expenses in our Consolidated Statements of Operations.
(2) Sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The maturity analysis of the finance and operating lease liabilities is reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted finance and operating lease liabilities as recognized in the December 31, 2021 Consolidated Balance Sheet:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2022	45.7	1.3	47.0
2023	36.3	.8	37.1
2024	26.7	.3	27.0
2025	22.0	.2	22.2
2026	12.2	.1	12.3
Thereafter	5.1	—	5.1
Total lease payments	$148.0	$2.7	$150.7
Less: Interest	23.4	.2	23.6
Present value of lease liabilities	$124.6	$2.5	$127.1

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating and finance lease population. As noted in our lease accounting policy (See Note 1, Description of the Business and Summary of Significant Accounting Policies), the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	4.0	4.2
Finance leases	2.7	2.5
Weighted-average discount rate
Operating leases	8.3%	8.5%
Finance leases	9.6%	10.5%
The table below sets out the classification of lease payments in the Consolidated Statement of Cash Flows. The ROU assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the years ended December 31.

Other Information	2021	2020
Operating Cash Flows From Operating Leases	$54.0	$63.7
Operating Cash Flows From Finance Leases	.2	.3
Financing Cash Flows From Finance Leases	1.3	1.3
Cash Paid For Amounts Included In Measurement of Liabilities	$55.5	$65.3

Right-of-use Assets Obtained In Exchange For New Finance Liabilities	$1.4	$.9
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	$8.8	$24.9

Purchase obligations include commitments to purchase paper, inventory and other services. At December 31, 2021, our purchase obligations by due date were as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year	Purchase Obligations
2022	$159.2
2023	51.8
2024	21.9
2025	1.7
2026	1.7
Later years	1.9
Total	$238.2

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
Costs to Implement Restructuring Initiatives - Twelve Months Ended December 31, 2021 , 2020 and 2019
During the twelve months ended December 31, 2021, we recorded net costs to implement of $58.8, of which $15.4 related to Avon Integration, $44.0 related to Open Up & Grow, and a net benefit of $0.6 related to the Transformation Plan and other restructuring initiatives, in our Consolidated Statements of Operations. During the twelve months ended December 31, 2020, we recorded costs to implement of $22.2 of which $16.1 related to Avon Integration, $10.9 related to Open Up Avon, and a net benefit of $4.8 related to the Transformation Plan and other restructuring initiatives, in our Consolidated Statements of Operations. During the twelve months ended December 31, 2019, we recorded costs to implement of $116.7 of which $106.6 related to Open Up Avon, and $9.4 related to the Transformation Plan and other restructuring initiatives.
The costs during the twelve months ended December 31, 2021, 2020 and 2019 consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2021	2020	2019
CTI recorded in operating profit - COGS
Manufacturing asset write-offs	$—	$—	$11.1
Inventory write-off	—	(1.8)	1.4
	—	(1.8)	12.5

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	36.7	5.2	56.4
Implementation costs, primarily related to professional service fees	17.5	10.3	44.9
Dual running costs	1.1	3.1	9.1
Contract termination and other net costs	10.5	3.9	7.9
Impairment of other assets	1.0	.8	5.3
Accelerated depreciation	.3	.4	1.3
Variable lease charges	1.6	1.8	1.9
Foreign Currency Translation Adjustment Write-offs	—	—	.7
	68.7	25.5	127.5

CTI recorded in operating profit	68.7	23.7	140.0

CTI recorded in other (income) expense
Gain on sale of business / assets	(9.9)	(1.5)	(23.3)
Total CTI	$58.8	$22.2	$116.7

Avon Integration	$15.4	$16.1	$—
Open Up & Grow	$44.0	$10.9	$106.6
Transformation Plan & Other	$(.6)	$(4.8)	$9.4
The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at December 31, 2021 and 2020 is $1.6 and $.7, respectively, related to employee related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at December 31, 2021 is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee-Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2019	$17.8	$—	$6.4	$24.2
2020 charges	2.7	.7	3.8	7.2
Adjustments	(3.0)	(1.8)	—	(4.8)
Cash payments	(7.8)	—	(7.4)	(15.2)
Non-cash write-offs	—	1.1	—	1.1
Foreign exchange	(.7)	—	—	(.7)
Balance at December 31, 2020	$9.0	$—	$2.8	$11.8
2021 charges	33.8	1.0	3.4	38.2
Adjustments	(1.3)	—	—	(1.3)
Cash payments	(26.8)	—	(5.0)	(31.8)
Non-cash write-offs	—	(1.0)	—	(1.0)
Foreign exchange	(.7)	—	—	(.7)
Balance at December 31, 2021	$14.0	$—	$1.2	$15.2
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan at December 31, 2021 and 2020 is $1.5 and $3.5, respectively, related to employee related costs.
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2022.
The following table presents the restructuring charges incurred to date, under the Avon Integration , Open Up & Grow and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to-date	$12.4		$.2		$12.6
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$12.4	$—	$.2	$—	$12.6

Open Up & Grow
Charges incurred to-date	$115.8	$107.4	$15.9	$(10.9)	$228.2
Estimated charges to be incurred on approved initiatives	$.3	—	—	—	$.3
Total expected charges on approved initiatives	$116.1	$107.4	$15.9	$(10.9)	$228.5

Transformation Plan
Charges incurred to-date	$122.7	$2.5	$40.9	$3.4	$169.5
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$122.7	$2.5	$40.9	$3.4	$169.5
The charges, net of adjustments, of initiatives under the Open Up & Grow and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Avon International	Avon LATAM	Total
Avon Integration
2020	6.2	4.6	$10.8
2021	(1.2)	3.0	$1.8
Charges incurred to-date	5.0	7.6	12.6
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$5.0	$7.6	$12.6

Open Up & Grow
2018	52.8	64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
2021	36.9	.2	37.1
Charges incurred to-date	127.6	100.6	228.2
Estimated charges to be incurred on approved initiatives	.3	—	.3
Total expected charges on approved initiatives	$127.9	$100.6	$228.5
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
NOTE 17. Series C Convertible Preferred Stock
On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435 pursuant to an Investment Agreement, dated as of December 17, 2015, between the Company and Cerberus Investor. In connection with the issuance of the series C preferred stock, the Company incurred direct and incremental expenses of $8.7, comprised of financial advisory fees and legal expenses, which reduced the carrying value of the series C preferred stock. Cumulative preferred dividends accrue daily on the series C preferred stock at a rate of 1.25% per quarter. The series C preferred stock had accrued unpaid dividends of $91.3 at December 31, 2019.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Contingencies
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
These matters are being contested at the administrative level, where proceedings are currently in progress. As of December 31, 2021 and 2020, the total amount under discussion classified as reasonably possible was $360 and $378, respectively.
Tax on Manufactured Products – Decree equated certain commercial companies (not subject to IPI taxation) to industrial companies (IPI taxpayers)
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the Brazilian federal tax authority. At December 31, 2021 and 2020, the total amount under discussion classified as reasonably possible was $243 and $231, respectively.
Brazilian Financial Indemnities
As of December 31, 2021 and 2020, the Company has issued a number of guarantees totaling $157 and $185, respectively, which it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2021, there were 151 individual cases pending against the Company. During the three months ended December 31, 2021, 19 new cases were filed and 20 cases were dismissed, settled or otherwise resolved. The value of the settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the year ended December 31, 2021. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.
We believe that the claims asserted against us in these cases are without merit. We are defending vigorously against these claims and will continue to do so. To date there have been no findings of liability enforceable against the Company. However, nationwide trial results in similar cases filed against other manufacturers of cosmetic talc products have ranged from outright dismissals to very large jury awards of both compensatory and punitive damages. Given the inherent uncertainties of litigation, we cannot predict the outcome of all individual cases pending against the Company, and we are only able to make a specific estimate for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining cases, we provide an estimate of exposure on an aggregated and ongoing basis, which takes into account the historical outcomes of all cases we have resolved to date. Any accruals currently recorded on the Company’s balance sheet with respect to these cases are not material. However, any adverse outcomes, either in an individual case or in the aggregate, could be material. Future costs to litigate these cases, which we expense as incurred, are not known but may be significant, though some costs will be covered by insurance.
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at December 31, 2021 and 2020 was approximately $11 and $8, respectively. Accordingly, we have recognized a liability for this amount.
Shareholder Litigation

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2021, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 19. Goodwill
Goodwill

	Avon International	Avon LATAM	Total
Gross balance at December 31, 2020	$109.3	$63.2	$172.5
Accumulated impairments	(89.3)	—	(89.3)
Net balance at December 31, 2020	$20.0	$63.2	$83.2

Changes during the period ended December 31, 2021:
Foreign exchange	(2.4)	(8.7)	(11.1)

Gross balance at December 31, 2021	$106.9	$54.5	$161.4
Accumulated impairments	(89.3)	—	(89.3)
Net balance at December 31, 2021	$17.6	$54.5	$72.1

NOTE 20. Supplemental Balance Sheet Information
At December 31, 2021 and 2020, prepaid expenses and other included the following:

Components of Prepaid expenses and other	2021	2020
Prepaid taxes and tax refunds receivable	$84.0	$117.6
Receivables other than trade	27.8	34.9
Prepaid brochure costs, paper and other literature	8.3	12.0
Other	45.5	39.7
Prepaid expenses and other	$165.6	$204.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2021 and 2020, other assets included the following:

Components of Other assets	2021	2020
Capitalized software (Note 1)	74.9	76.0
Judicial deposits	47.2	50.9
Net overfunded pension plans (Note 13)	162.5	103.0
Long-term receivables including taxes	180.2	157.0
Trust assets associated with supplemental benefit plans (Note 13)	30.4	33.7
Other	14.2	17.9
Other assets	$509.4	$438.5
Prepaid taxes and tax refunds receivable and long-term receivables include approximately $128 and $112 related to certain Brazil indirect taxes as of December 31, 2021 and 2020, respectively. During the second quarter of 2021, the Brazilian Supreme Federal Court ruled on a motion of clarification that supported the recognition of additional receivable balances related to certain Brazil indirect taxes. As of December 31, 2021, we have recorded our best estimate of the receivable of $24 and will continue to assess the impacts of the ruling.
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

NOTE 22. Subsequent Events
On February 24, 2022, Russia launched a military invasion of Ukraine. The ongoing military conflict between Ukraine and Russia has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia.
The Company has sales operations in multiple countries including in Russia and Ukraine. While as of the date of this report there have not been any material impacts from the above mentioned matter, management is continuously monitoring the developments to assess any potential future impacts that may arise as a result of the ongoing crisis.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2021, 2020 and 2019

		Additions
(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Revenue	Deductions		Balance at End of Period
2021
Allowance for doubtful accounts receivable	$51.1	$62.4	$—	$(76.4)	(1)	$37.1
Refund liability	9.1	—	75.9	(80.7)	(2)	4.3
Allowance for inventory obsolescence	70.4	26.8	—	(42.4)	(3)	54.8
Deferred tax asset valuation allowance	2,327.6	125.7	—	(1,637.9)	(4)	815.4
2020
Allowance for doubtful accounts receivable	$66.6	$78.3	$—	$(93.8)	(1)	$51.1
Refund liability	10.7	—	101.4	(103.0)	(2)	9.1
Allowance for inventory obsolescence	82.0	37.9	—	(49.5)	(3)	70.4
Deferred tax asset valuation allowance	2,960.0	(632.4)	—	—		2,327.6
2019
Allowance for doubtful accounts receivable	$93.0	$115.4	$—	$(141.8)	(1)	$66.6
Refund liability	12.3	—	132.6	(134.2)	(2)	10.7
Allowance for inventory obsolescence	146.1	37.1	—	(101.2)	(3)	82.0
Deferred tax asset valuation allowance	3,257.5	(297.5)	—	—		2,960.0

(1)Accounts written off, net of recoveries and foreign currency translation adjustment.
(2)Returned product reused or destroyed and foreign currency translation adjustment.
(3)Obsolete inventory destroyed and foreign currency translation adjustment.
(4)Deductions associated with divestiture of Luxembourg Holdings and subsidiaries.