Form 10-Q
period 2022-03-31
AVON PRODUCTS INC
filed 2022-05-06
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

The number of shares of Common Stock (par value $0.01) outstanding at March 31, 2022 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Product sales	$631.4	$850.4
Other revenue	28.2	46.3
Revenue from affiliates of Natura &Co	3.7	7.7
Total revenue	663.3	904.4
Costs, expenses and other:
Cost of sales	(287.4)	(398.3)
Cost of sales from affiliates of Natura &Co	(4.2)	(7.1)
Selling, general and administrative expenses	(433.9)	(536.1)
Operating loss	(62.2)	(37.1)

Interest expense	(13.0)	(14.9)
Interest expense on Loan from affiliates of Natura &Co	(15.3)	(8.7)
Interest income	.9	.2
Interest income from affiliates of Natura &Co	.7	—
Other income (expense), net	4.5	(1.3)
Total other expenses	(22.2)	(24.7)

Loss from continuing operations, before income taxes	(84.4)	(61.8)
Income taxes	(4.8)	(7.1)
Loss from continuing operations, net of tax	(89.2)	(68.9)
(Loss) income from discontinued operations, net of tax	(7.8)	5.0
Net loss	(97.0)	(63.9)
Net income (loss) attributable to noncontrolling interests	(.2)	.3
Net loss attributable to Avon	$(97.2)	$(63.6)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Net loss	$(97.0)	$(63.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	53.8	(12.2)
Unrealized loss on revaluation of long-term intercompany balances	(3.0)	(32.3)
Change in unrealized loss on cash flow hedges	.1	—
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	1.3	1.2
Total other comprehensive income (loss), net of income taxes	52.2	(43.3)
Comprehensive loss	(44.8)	(107.2)
Less: comprehensive (income) loss attributable to noncontrolling interests	(.1)	.3
Comprehensive loss attributable to Avon	$(44.9)	$(106.9)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2021 (Audited) and March 30, 2021 (Unaudited)

(In millions)	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$208.5	$251.5
Accounts receivable, net	212.1	198.7
Receivables from affiliates of Natura &Co	28.5	34.1
Loans to affiliates of Natura &Co	45.5	46.6
Inventories	421.8	384.1
Prepaid expenses and other	170.6	165.6
Assets held for sale	—	2.8
Total current assets	1,087.0	1,083.4
Property, plant and equipment, at cost	976.1	942.5
Less accumulated depreciation	(606.1)	(578.8)
Property, plant and equipment, net	370.0	363.7
Right-of-use assets	104.8	111.1
Goodwill	74.9	72.1
Deferred tax asset	135.8	121.4
Loans to affiliates of Natura &Co	46.7	46.7
Other assets	546.3	509.4
Total assets	$2,365.5	$2,307.8
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$561.4	$32.6
Loans from affiliates of Natura &Co	458.3	371.7
Accounts payable	496.7	522.8
Payables to affiliates of Natura &Co	34.6	29.4
Accrued compensation	69.5	81.5
Other accrued liabilities	244.7	273.4
Sales taxes and taxes other than income	73.4	66.8
Income taxes	13.1	11.6
Current liabilities of discontinued operations	33.9	31.7
Total current liabilities	1,985.6	1,421.5
Long-term debt	214.9	676.0
Loans from affiliates of Natura &Co	721.0	736.3
Long-term operating lease liability	80.7	87.5
Employee benefit plans	88.6	84.6
Long-term income taxes	90.7	81.5
Other liabilities	81.1	75.1
Total liabilities	3,262.6	3,162.5
Shareholders’ Deficit
Additional paid-in capital	633.6	631.2
Retained losses	(501.4)	(404.2)
Accumulated other comprehensive loss	(1,033.2)	(1,085.5)
Total Avon shareholders’ deficit	(901.0)	(858.5)
Noncontrolling interests	3.9	3.8
Total shareholders’ deficit	(897.1)	(854.7)
Total liabilities and shareholders’ deficit	$2,365.5	$2,307.8
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net loss	$(97.0)	$(63.9)
Loss from discontinued operations, net of tax	(7.8)	5.0
Loss from continuing operations, net of tax	(89.2)	(68.9)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	10.9	13.9
Amortization	4.8	6.0
Provision for doubtful accounts	14.1	17.4
Provision for obsolescence	6.4	7.7
Share-based compensation	2.4	.6
Foreign exchange (gains) losses	(7.3)	.5
Deferred income taxes	(2.5)	(1.6)
Other	(.6)	.3
Changes in assets and liabilities:
Accounts receivable	(20.6)	(18.4)
Inventories	(33.1)	(29.5)
Prepaid expenses and other	9.4	(21.6)
Accounts payable and accrued liabilities	(65.4)	(76.8)
Income and other taxes	3.2	.8
Noncurrent assets and liabilities	(.9)	.7
Net cash used by operating activities of continuing operations	(168.4)	(168.9)
Cash Flows from Investing Activities
Capital expenditures	(13.6)	(13.8)
Disposal of assets	2.7	1.1
Net cash used by investing activities of continuing operations	(10.9)	(12.7)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	86.8	7.9
Proceeds from debt	68.6	76.5
Repayment of debt	(18.9)	(12.6)
Repayment of debt to affiliates of Natura &Co	(10.7)	—
Repayment of debt by affiliates of Natura &Co	11.7	—
Settlement of derivative contracts	1.3	(4.8)
Net cash provided by financing activities of continuing operations	138.8	67.0
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(5.6)	(1.5)
Net cash used by discontinued operations	(5.6)	(1.5)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	3.1	(17.6)
Net decrease in cash and cash equivalents, and restricted cash	(43.0)	(133.7)
Cash and cash equivalents, and restricted cash at beginning of period	251.5	373.4
Cash and cash equivalents, and restricted cash at end of period	$208.5	$239.7
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-In Capital	Losses	Comprehensive Loss	Interests	Total
Balances at December 31, 2021	—	$—	$631.2	$(404.2)	$(1,085.5)	$3.8	$(854.7)
Net (loss) income	—	—	—	(97.2)	—	.2	(97.0)
Other comprehensive income	—	—	—	—	52.3	(.1)	52.2
Exercise/ vesting/ expense of share-based compensation	—	—	2.4	—	—	—	2.4
Balances at March 31, 2022(1)	—	$—	$633.6	$(501.4)	$(1,033.2)	$3.9	$(897.1)

(1) The number of shares of Common Stock (par value $0.01 per share) outstanding at March 31, 2022 was 101.34.

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

The accompanying notes are an integral part of these statements.

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2021 Annual Report on Form 10-K ("2021 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. On January 3, 2020, we completed the Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding") or ("Natura &Co), and two subsidiaries of Natura &Co Holding pursuant to which, in a series of transactions (the "Transaction"). Upon the consummation of the Transaction, the Company became a wholly owned subsidiary of Natura &Co Holding; and Avon's common stock ceased to be traded on the NYSE. The Company files these unaudited interim Consolidated Financial Statements with the SEC as a voluntary filer to comply with the terms of certain debt instruments. For additional information, see Note 17, Agreement and Plan of Mergers with Natura Cosméticos contained in our 2021 Form 10-K.
In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim Consolidated Financial Statements in conjunction with our Consolidated Financial Statements contained in our 2021 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc.
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
COVID-19, Russia-Ukraine war and ongoing concern
In 2021 and the first quarter of 2022, the economic disruption caused by the COVID-19 pandemic has resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures have been compounded by the ongoing war between Russia and Ukraine, and by disruptions in global supply chains and climate events that hit electricity generation globally, among other events. Moreover, novel strains and variants of COVID-19 emerged in 2021 against which existing vaccines and acquired immunity may not be effective, and the rollout of vaccination programs worldwide have compromised the ability of certain countries to effectively contain the spread and the toll of the virus. While some restrictions have been lifted in the markets in which we operate, they may be reimplemented if the contagion does not subside, suppressing economic activity.
As a result, we continue to closely monitor the evolution of the COVID-19 pandemic in the markets in which we operate, especially with regard to restrictive measures adopted by these jurisdictions. We continuously analyze the situation and act to minimize impacts on the operations and on the equity and financial position of the Company, with the objective of implementing appropriate measures, ensuring the continuity of operations, hedge cash, improve liquidity and promote the health and safety of all.
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
See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2021 Annual Report.
Going Concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control and the ongoing war between Russia and Ukraine, we expect some negative impact on revenue in 2022, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. This includes the obligations related to the $462 5.00% Notes, which are due to be repaid in March 2023, and the amount of $209 outstanding under the Natura &Co Loan due to be repaid in November 2022.
Accounting Standards Implemented
ASU 2021-08, Business Combinations (Topic 805)
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will be effective for our fiscal year beginning after December 15, 2022. The adoption is not expected to have a material impact on our Consolidated Financial Statements.

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
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon during the three-month periods ended March 31, 2022 and 2021, respectively, are shown below:

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative expenses	$(7.8)	$5.0
Operating (loss) income	$(7.8)	$5.0
(Loss) income from discontinued operations, net of tax	$(7.8)	$5.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Assets and Liabilities Held for Sale
The major classes of assets comprising held for sale assets on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 are shown in the following table:

	March 31, 2022	December 31, 2021

Current held for sale assets
Property, Plant & Equipment (net)	—	2.8
	$—	$2.8
At March 31, 2022, there are were no assets held for sale. At December 31, 2021, assets held for sale included one property in the Avon Latin America Segment.
Divestitures
There were no divestitures during the quarter ended March 31, 2022. The divestitures below took place during 2021.
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

	Three Months Ended March 31,
	2022	2021
Statement of Operations Data
Revenue from affiliates of Natura &Co(2)(1)	$3.7	$7.7
Cost of sales from affiliates of Natura &Co(2)(1)	$(4.2)	$(7.1)
Gross profit from affiliates of Natura &Co(2)(1)	$(.5)	$.6

Interest expense on Loan from affiliates of Natura &Co(4)	$(15.3)	$(8.7)
Interest income on Loan to affiliates of Natura &Co(5)	$.7	$—

	March 31, 2022	December 31, 2021
Balance Sheet Data
Trade Receivables due from affiliates of Natura &Co(1)	$25.4	$32.7
Derivative Receivables due from affiliates of Natura &Co(7)	$1.1	$—
Other receivables due from affiliates of Natura &Co(6)	$1.9	$1.4
Loans to affiliates of Natura &Co maturing within one year(6)	$45.5	$46.6
Loans to affiliates of Natura &Co maturing after one year(6)	$46.7	$46.7
Trade Payables due to affiliates of Natura &Co(6)	$(25.4)	$(24.5)
Derivative Payables due to affiliates of Natura &Co(6)	$(1.0)	$—
Other payables due to affiliates of Natura &Co(3)	$(8.2)	$(4.9)
Loans from affiliates of Natura &Co maturing within one year(4)	$(458.3)	$(371.7)
Loans from affiliates of Natura &Co maturing after one year(4)	$(721.0)	$(736.3)
Investments in affiliates of Natura &Co(5)	$.1	$.1
(1) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $3.5 and $7.7 associated with these agreements during the three months ended March 31, 2022 and 2021, respectively. The Company recorded gross loss from related party of $.7 and gross profit from related party of $.6 associated with these agreements during the three months ended March 31, 2022 and 2021, respectively. Trade receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.
(2) The Company is party to a license agreement with Avon Mexico, whereby Avon Mexico pays the Company a variable royalty. The Company recorded revenue from related party of $.2 associated with these agreements during the three months ended March 31, 2022, respectively. The Company recorded gross profit from related party of $.2 associated with these agreements during the three months ended March 31, 2022, respectively.
(3) The amount payable to Natura &Co mainly relates to the vesting and settlement of share-based compensation awards denominated in Natura &Co American Depository Receipts including the 2018 and 2019 long-term employee incentive program which vested and were automatically exercised in March 2021 and March 2022 respectively.
(4) Loans from affiliates of Natura &Co Holding at March 31, 2022 of $1,179.3 include $721.0 outstanding under a Promissory Note between Avon Beauty Limited and a subsidiary of Natura &Co Holding, and $208.9 outstanding under a Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company. In addition, loans from affiliates of Natura &Co Holding at March 31, 2022 of $249.4 includes a number of intercompany loans between Natura &Co Luxembourg, Natura Cosméticos and Avon Products, Inc. and its affiliates. Loans from affiliates of Natura &Co Holding at December 31, 2021 of $1,108.0 include $736.3 outstanding under a Promissory Note between Avon Beauty Limited and a subsidiary of Natura &Co

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Holding, and $207.3 outstanding under a Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company. In addition loans from affiliates of Natura &Co Holding at December 31, 2021 include $164.4 of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holding.
(5) During the second quarter of 2021, Avon Cosméticos LTDA., made an investment of R$.5 in Natura &Co Pay Holding Financeira S.A., representing a 10% holding in the company. This is presented in other assets in our Consolidated Balance Sheets.
(6) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, transactions and balances between Avon International and Avon Luxembourg are no longer eliminated on consolidation and instead are treated as transactions and balances with Related Parties.
(7) During the quarter ended March 31, 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At March 31, 2022, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $175 for various currencies, all of which were designated as cash flow hedges. In addition we had $1.1 of Accounts Receivable and $1.0 of Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions.

4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended March 31, 2022
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$116.8	$95.6	$212.4	$—	$212.4
Fragrance	104.1	80.3	184.4	—	184.4
Color	51.7	37.8	89.5	—	89.5
Total Beauty	272.6	213.7	486.3	—	486.3
Fashion & Home:
Fashion	53.5	23.1	76.6	—	76.6
Home	12.6	55.9	68.5	—	68.5
Total Fashion & Home	66.1	79.0	145.1	—	145.1
Product sales	338.7	292.7	631.4	—	631.4
Representative fees	14.6	13.6	28.2	—	28.2
Other	—	—	—	3.7	3.7
Other revenue	14.6	13.6	28.2	3.7	31.9
Total revenue	$353.3	$306.3	$659.6	$3.7	$663.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$145.3	$127.0	$272.3	$—	$272.3
Fragrance	119.9	102.1	222.0	—	222.0
Color	63.4	50.5	113.9	—	113.9
Total Beauty	328.6	279.6	608.2	—	608.2
Fashion & Home:			—	—
Fashion	67.7	50.8	118.5	—	118.5
Home	16.8	106.9	123.7	—	123.7
Total Fashion & Home	84.5	157.7	242.2	—	242.2
Product sales	413.1	437.3	850.4	—	850.4
Representative fees	17.8	28.3	46.1	—	46.1
Other	—	.2	.2	7.7	7.9
Other revenue	17.8	28.5	46.3	7.7	54.0
Total revenue	$430.9	$465.8	$896.7	$7.7	$904.4

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
Generally, we record accounts receivable when we invoice a Representative. In addition, we record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and current circumstances, including seasonality, changing trends, the impact of COVID-19 and the ongoing war between Russia and Ukraine. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any ultimate consumer of our products beyond the Representative. We have no legal recourse against the ultimate consumer for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
The following table provides information about receivables and contract liabilities from contracts with customers at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accounts receivable, net of allowances of $45.1 and $37.2	$212.1	$198.7
Contract liabilities	$34.2	$37.1
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the three months ended March 31, 2022, we recognized $23.5 of revenue related to the contract liability balance at the beginning of the three month period ended March 31, 2022, as the result of performance obligations satisfied. In addition, we deferred an additional $20.4 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at March 31, 2022 as compared with December 31, 2021.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
5. INVENTORIES

Components of Inventories	March 31, 2022	December 31, 2021
Raw materials	$117.6	$103.4
Finished goods	304.2	280.7
Total	$421.8	$384.1

6. LEASES

We have operating and finance leases for corporate and market offices, warehouses, automotive and other equipment. Our sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The table below shows the sublease income recorded in the Consolidated Statement of Operations incurred during the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
Lease Costs	Classification	2022	2021
Sublease income	Selling, general and administrative expenses	3.7	4.3

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
These matters are being contested at the administrative court, where proceedings are currently in progress. As of March 31, 2022 and December 31, 2021, the total amount under discussion classified as reasonably possible was $430 and $360, respectively, the increase largely due to movements in foreign exchange rates.
Tax on Manufactured Products – Decree equated certain commercial companies (not subject to IPI taxation) to industrial companies (IPI taxpayers)
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the Federal Tax Authority. As of March 31, 2022 and December 31, 2021, the total amount under discussion classified as reasonably possible was $292 and $243, respectively, the increase largely due to movements in foreign exchange rates.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2022, there were 158 individual cases pending against the Company. During the three months ended March 31, 2022, 13 new cases were filed and 6 cases were dismissed, settled or otherwise resolved. The value of the settlements was not material, either individually or in the aggregate,

AVON PRODUCTS, INC.

to the Company’s results of operations for the three months ended March 31, 2022. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.
We believe that the claims asserted against us in these cases are without merit. We are defending vigorously against these claims and will continue to do so. To date, there have been no findings of liability enforceable against the Company. However, nationwide trial results in similar cases filed against other manufacturers of cosmetic talc products have ranged from outright dismissals to very large jury awards of both compensatory and punitive damages. Given the inherent uncertainties of litigation, we cannot predict the outcome of all individual cases pending against the Company, and we are only able to make a specific estimate for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining cases, we provide an estimate of exposure on an aggregated and ongoing basis, which takes into account the historical outcomes of all cases we have resolved to date. Any accruals currently recorded on the Company’s balance sheet with respect to these cases are not material. However, any adverse outcomes, either in an individual case or in the aggregate, could be material. Future costs to litigate these cases, which we expense as incurred, are not known but may be significant, though some costs will be covered by insurance.
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at March 31, 2022 and December 31, 2021 was approximately $13 and $11, respectively. Accordingly, we have recognized a liability for this amount.
Brazilian Financial Indemnities
As of March 31, 2022 and December 31, 2021, the Company has issued a number of guarantees totaling $201 and $157, respectively, which it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2022 is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2021	$(1,062.3)	$(4.3)	$—	$(18.9)	$(1,085.5)
Other comprehensive income other than reclassifications	50.9	—	.1	—	51.0
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	—	1.3	1.3
Total reclassifications into earnings	—	—	—	1.3	1.3
Balance at March 31, 2022	$(1,011.4)	$(4.3)	$.1	$(17.6)	$(1,033.2)

AVON PRODUCTS, INC.

Three Months Ended March 31, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2020	$(1,038.2)	$(4.3)	$(91.3)	$(1,133.8)
Other comprehensive loss other than reclassifications	(44.5)	—	—	(44.5)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	1.2	1.2
Total reclassifications into earnings	—	—	1.2	1.2
Balance at March 31, 2021	$(1,082.7)	$(4.3)	$(90.1)	$(1,177.1)

For further details on Other Comprehensive income, (loss) other than reclassifications see the Consolidated Statements of Comprehensive Income (Loss).

(1) Gross amount reclassified to other income (expense), net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.

Foreign exchange net losses of $2.4 and $2.0 for the three months ended March 31, 2022 and 2021, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).
9. SEGMENT INFORMATION
We have identified two reportable segments based on geographic operations: Avon International and Avon Latin America.
We determine segment profit by deducting the related costs and expenses from segment revenue. Segment profit includes an allocation of central expenses to the extent they support the operating activity of the segment. Segment profit excludes certain costs to implement ("CTI") restructuring initiatives, certain significant asset impairment charges, and other expenses, which are not allocated to a particular segment, if applicable. This is consistent with the manner in which we assess our performance and allocate resources.
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
Total Revenue	2022	2021
Avon International	$353.3	$430.9
Avon Latin America	306.3	465.8
Total revenue from reportable segments(1)	659.6	896.7
Revenue from affiliates to Natura &Co	3.7	7.7
Total revenue(1)(4)	663.3	904.4

	Three Months Ended March 31,
Operating Loss	2022	2021
Segment Loss
Avon International	$(.9)	$(7.0)
Avon Latin America	(44.6)	(4.6)
Total loss from reportable segments(2)(4)	$(45.5)	$(11.6)
Unallocated global expenses(3)	(5.9)	(6.0)
CTI restructuring initiatives	(10.8)	(19.5)
Operating loss(4)	$(62.2)	$(37.1)

AVON PRODUCTS, INC.

(1)Total revenue also includes revenue from other business activities of $.1 and $1.9 for the three months ended March 31, 2022 and 2021, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
(2)Total loss from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $.1 and $.1 for the three months ended March 31, 2022 and 2021, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $29.0 and $60.2 for the three months ended March 31, 2022 and 2021, respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment.
(3)For the three months ended March 31, 2022 and 2021, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
(4)On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The three month period ended March 31, 2021 includes the results of Avon Luxembourg.
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2022 and December 31, 2021, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2022	December 31, 2021
Prepaid taxes and tax refunds receivable	$84.8	$84.0
Receivables other than trade	28.8	27.8
Prepaid brochure costs, paper and other literature	9.9	8.3
Other	47.1	45.5
Prepaid expenses and other	$170.6	$165.6
At March 31, 2022 and December 31, 2021, other assets included the following:

Components of Other Assets	March 31, 2022	December 31, 2021
Net overfunded pension plans	$159.6	$162.5
Capitalized software	75.9	74.9
Judicial deposits	56.7	47.2
Long-term receivables including Taxes	210.1	180.2
Trust assets associated with supplemental benefit plans	30.4	30.4
Other	13.6	14.2
Other assets	$546.3	$509.4
Prepaid taxes and tax refunds receivable and long-term receivables include approximately $144 and $128 related to certain Brazil indirect taxes as of March 31, 2022 and December 31, 2021, respectively. During the second quarter of 2021, the Brazilian Supreme Federal Court ruled on a Motion of Clarification which supported the recognition of additional receivable balances related to certain Brazil indirect taxes.
11. RESTRUCTURING INITIATIVES
Natura &Co - Avon Integration
Subsequent to the merger of Natura and Avon in January 2020, an integration plan (the "Avon Integration") was established to create the right global infrastructure to support the future ambitions of the Natura &Co Group while also identifying synergies and opportunities to leverage our combined strength, scale and reach. Synergies will be derived mainly from procurement, manufacturing/distribution and administrative, as well as top-line synergies, primarily between Avon LATAM and Natura &Co Latin America.

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
In September 2018, we initiated a new strategy in order to return Avon to growth ("Open Up Avon"). The Open Up Avon strategy was integral to our ability to return Avon to growth, built around the necessity of incorporating new approaches to various elements of our business, including increased utilization of third-party providers in manufacturing and technology, a more fit-for-purpose asset base, and a focus on enabling our Representatives to more easily interact with the company and achieve relevant earnings. In January 2019, we announced significant advancements in this strategy, including a structural reset of inventory processes and a reduction in global workforce.
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
CTI Restructuring Initiatives - Three Months Ended March 31, 2022 and 2021
During the three months ended March 31, 2022, we recorded net CTI of $10.8, of which $3.5 related to Avon Integration, and a net benefit of $7.5 related to Open Up & Grow and a net benefit of $.2 related to the Transformation Plan, in our Consolidated Statements of Operations. During the three months ended March 31, 2021, we recorded CTI of $19.5 of which $6.1 related to Avon Integration, $14.2 related to Open Up & Grow, and a net benefit of $.8 related to the Transformation Plan, in our Consolidated Statements of Operations.
The costs during the three and three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
CTI recorded in operating profit - COGS
Inventory write-off	—	.2
	—	.2

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	2.4	9.3
Implementation costs, primarily related to professional service fees	6.1	4.1
Dual running costs	.4	.3
Contract termination and other net benefits	1.9	5.0
Variable lease charges	—	.6
	10.8	19.3

Total CTI	$10.8	$19.5

Avon Integration	$3.5	$6.1
Open Up & Grow	$7.5	$14.2
Transformation Plan	$(.2)	$(.8)
The following liability balances include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other CTI restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.

AVON PRODUCTS, INC.

The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at March 31, 2022 and December 31, 2021 is $0.3 and $1.6, respectively, related to employee related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at March 31, 2022 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2021	$14.0	$—	$1.2	$15.2
2022 charges	1.5	—	1.2	2.7
Cash payments	(6.8)	—	(1.3)	(8.1)
Foreign exchange	(.3)	—	—	(.3)
Balance at March 31, 2022	$8.4	$—	$1.1	$9.5
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan at March 31, 2022 and December 31, 2021 is $1.4 and $1.5, respectively, related to employee related costs.
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2022.
The following table presents the restructuring charges incurred to date under Avon Integration and Open Up & Grow (formerly Open Up Avon) along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to date	$13.3	$—	$.9	$—	$14.2
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$13.3	$—	$.9	$—	$14.2

Open Up & Grow
Charges incurred to date	$117.3	$107.4	$17.1	$(10.9)	$230.9
Estimated charges to be incurred on approved initiatives	.2	—	—	—	.2
Total expected charges on approved initiatives	$117.5	$107.4	$17.1	$(10.9)	$231.1

AVON PRODUCTS, INC.

The charges, net of adjustments, of initiatives under the Avon Integration and Open Up & Grow along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Avon International	Avon Latin America	Total
Avon Integration
2020	$6.2	$4.6	$10.8
2021	(1.2)	3.0	$1.8
First quarter 2022	.1	1.5	1.6
Charges incurred to date	5.1	9.1	14.2
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$5.1	$9.1	$14.2

Open Up & Grow
2018	$52.8	$64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
2021	36.9	.2	37.1
First quarter 2022	2.7	—	2.7
Charges incurred to date	130.3	100.6	230.9
Estimated charges to be incurred on approved initiatives	.2	—	.2
Total expected charges on approved initiatives	$130.5	$100.6	$231.1
The charges above are not included in segment loss, as this excludes CTI restructuring initiatives. The amounts shown in the tables above as charges incurred to date relate to initiatives that have been approved and recorded in the consolidated financial statements, as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met.
12. GOODWILL

	Avon International	Avon Latin America	Total
Net balance at December 31, 2021	$17.6	$54.5	$72.1

Changes during the period ended March 31, 2022:
Foreign exchange	(.4)	3.2	2.8
Net balance at March 31, 2022	$17.2	$57.7	$74.9

13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

AVON PRODUCTS, INC.

	Level 1	Level 2	Total
Assets:
Foreign exchange forward contracts	$—	$.1	$.1
Total	$—	$.1	$.1
Liabilities:
Foreign exchange forward contracts	$—	$.6	$.6
Total	$—	$.6	$.6
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2022 and December 31, 2021, respectively, consisted of the following:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans to affiliates of Natura &Co maturing within one year	45.5	45.5	46.6	46.6
Loans to affiliates of Natura &Co maturing after one year	46.7	46.7	46.7	46.7
Debt maturing within one year	(561.4)	(567.6)	(32.6)	(32.6)
Loans from affiliates of Natura &Co maturing within one year	(458.3)	(458.3)	(371.7)	(371.7)
Long-term debt(1)	(215.2)	(252.0)	(676.0)	(754.2)
Loans from affiliates of Natura &Co maturing after one year	(721.0)	(721.0)	(736.3)	(736.3)
Foreign exchange forward contracts	(.5)	(.5)	(2.7)	(2.7)
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at March 31, 2022:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.1	Accounts payable	$1.0

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.1	Accounts payable	$.6
Total derivatives		$1.2		$1.6

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

Interest Rate Risk
Approximately 13% and 5% of our debt portfolio at March 31, 2022 and December 31, 2021, respectively, was exposed to floating interest rates, which relates to our short-term debt portfolio.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2022, we had outstanding third-party foreign exchange forward contracts with notional amounts totaling approximately $237 for various currencies, none of which were designated as cash flow hedges.
During the quarter ended March 31, 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At March 31, 2022, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $175 for various currencies for up to 9 months, all of which were designated as cash flow hedges. In addition we had $1.1 Accounts Receivable and $1.0 Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions, all of which are expected to be reclassified into earnings within the next 12 months.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain balance sheet items. The change in fair value of these items is immediately recognized in earnings and substantially offsets the foreign currency

AVON PRODUCTS, INC.

translation impact recognized in earnings relating to the associated balance sheet items. During the three months ended March 31, 2022 and 2021, we recorded a gain of $3.5 and a loss $.7, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
15. DEBT
Natura Revolving Credit Facility
In May 2020, the Company’s subsidiary, Avon Luxembourg entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l., a subsidiary of Natura &Co Holding and an affiliate of the Company, in the initial amount of $100, increased to $250 in March 2021, which may be used for working capital and other general corporate purposes. Borrowings under this Facility bear interest at a rate per annum of LIBOR plus a margin determined on an arm's length basis, and the Facility is to mature on May 31, 2022. On July 1, 2021, the Company sold Avon Luxembourg to a subsidiary of Natura &Co Holding and therefore Company no longer has access to this facility.
Other Loans from Affiliates of Natura &Co
In November 2020, Avon International Operations, Inc. ("AIO") entered into a Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company in the amount of $960. The Promissory Note bears interest at a rate per annum of 3.13% and matures on November 2, 2022 (“the Natura &Co Loan”). On July 1, 2021, as part of the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding the $960 loan was partially repaid with the proceeds from a loan maturing in 2028. As at March 31, 2022, $209 was outstanding under the Natura &Co Loan and $721 was outstanding under the loan maturing in 2028 which is between Avon Beauty Limited, and Natura &Co Luxembourg ("Natura &Co Luxembourg Loan").
In addition, loans from affiliates of Natura &Co Holding at March 31, 2022 of $249 includes a number of intercompany loans between Natura &Co Luxembourg, Natura Cosméticos and Avon Products, Inc. affiliates.
Other Short-Term Financing
In addition, at March 31, 2022, we utilized approximately $100 of short-term financing from third-party banks across multiple markets.
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the "2013 Notes"). As of March 31, 2022, the following 2013 Notes remain outstanding: $461.9 aggregate principal amount of 5% Notes due March 15, 2023 and $216.1 aggregate principal amount of 6.95% Notes due March 15, 2043. Interest on the 2013 Notes is payable semiannually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the long-term credit ratings assigned to the 2013 Notes by S&P and Moody’s. As described in the indenture, the interest rates on the 2013 Notes increase or decrease by .25% for each one-notch movement below investment grade on each of the credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes.
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
For a more detailed description of the Company’s debt agreements, refer to Note 7, Debt and Other Financing of our Annual Report on Form 10-K for the year ended December 31, 2021.
16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of March 31, 2022, our annual effective tax rate, excluding discrete items, is 26.4%, as compared to 26.5% as of March 31, 2021.
The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2022 and 2021 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties,

AVON PRODUCTS, INC.
service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K. based costs, such as interest on debt and central expenses. Withholding taxes associated with the relatively consistent intercompany payments are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended March 31, 2022 and 2021 was $4.8 and $7.1, respectively. Our effective tax rates for the three months ended March 31, 2022 and 2021 were (5.7)% and (11.5)%, respectively.
The effective tax rates for the three months ended March 31, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first quarter of 2022 was unfavorably impacted by the recording of valuation allowances of $3.1 and other miscellaneous net tax expense of $5.0. The effective tax rate in the first quarter of 2021 was unfavorably impacted by other miscellaneous income tax expense of approximately $2.4.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of March 31, 2022, the COVID-19 pandemic is an example of negative evidence the Company must consider. As of March 31, 2022, the negative evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
We monitor the realizability of our deferred tax assets on a continuous basis. Should macroeconomic and socio-political conditions change or our business operations do not improve, approximately $75 of deferred tax assets could potentially need to be offset with the recording of a valuation allowance during the next 12 months. The deferred tax assets are associated with Avon subsidiary operations that suffered a loss in earnings before tax during 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)
When used in this report, the terms "Avon," "Company," "we," "our" or "us" mean, unless the context otherwise indicates, Avon Products, Inc. and its majority, wholly owned and controlled subsidiaries.
When used in this report, the term "Constant $" means translated at a constant rate to allow comparisons between periods without the impact of movements in foreign exchange rates.
OVERVIEW
We are a global manufacturer and marketer of beauty and related products. We are a fully owned direct subsidiary of Natura &Co Holding following the consummation of the Merger Agreement with Natura Cosméticos, Natura &Co Holding and two subsidiaries of Natura &Co Holding (the "Transaction") on January 3, 2020.
Our business is conducted primarily in the direct-selling channel, with a strategy to expand to omni-channel. During 2021, we had sales operations in 54 countries and territories, and distributed products in 24 more. As at December 31, 2021 we had sales operations in 52 countries and territories. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S."). Our reportable segments are based on geographic operations in two regions, Avon International and Avon Latin America. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion apparel, accessories, housewares and leisure products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
During the three months ended March 31, 2022, revenue decreased 27%, unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, which was partially offset by the strengthening of the U.S. dollar relative to the Turkish lira, Russian ruble and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 22% driven by declines of 10% in Avon International and 33% in Avon Latin America, mostly as a result of (i) the sale of Avon Luxembourg on July 1, 2021, (ii) decreases in Active Representatives in most markets, (iii) the residual impact of changes in COVID-19 restrictions in multiple markets compared to the same period in the prior-year period and (iv) the impact of the ongoing war between Ukraine and Russia. During the three months ended March 31, 2022, revenues from Russia and Ukraine represented approximately 9% of total revenue, similar to the 9% for the three months ended March 31, 2021.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 10% as a 5% increase in Average Representative Sales was more than offset by a 15% decrease in Active Representatives.
Units sold decreased 13% (remaining stable excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
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
In 2021 and the first quarter of 2022, the economic disruption caused by the COVID-19 pandemic has resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures have been compounded by disruptions in global supply chains and climate events that hit electricity generation globally, among others. Moreover, novel strains and variants of COVID-19 emerged in 2021 and the rollout of vaccination programs worldwide have compromised the ability of certain countries to effectively contain the spread and the toll of the virus.
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
See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2021 Annual Report.
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
Open Up Avon, Open Up & Grow
In May 2020, the new leadership of Avon refreshed our strategy ("Open Up & Grow") which has aims to return Avon to growth over three years. Open Up & Grow replaces and builds on the success of the Open Up Avon strategy, launched in 2018 to strengthen competitiveness through enhancing the representative experience, improving brand position and relevance, accelerating digital expansion and improving costs. Over the three years, savings are expected to continue to be achieved through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.
Sale of Avon Luxembourg Holdings S.à r.l
On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150. The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148 representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale, and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings. For additional information, see the Consolidated Statements of Changes in Shareholders' Deficit.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED MARCH 31, 2022 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of CTI restructuring initiatives, which includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 11, Restructuring Initiatives, to the Consolidated Financial Statements contained herein for further information.
Sale of Avon Luxembourg Holdings S.à r.l
On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150. The sale did not qualify for accounting as a discontinued operation in accordance with ASC805 - Business Combinations on the basis that it did not represent a strategic shift having a major effect on the Company's operations and, as a consequence, the results of operations in prior periods include the results of Avon Luxembourg Holdings S.à r.l. and its subsidiaries. While not a non-GAAP measure, in order to better evaluate the ongoing operating performance of the remaining group, the tables below also identify the prior period impacts of the sale of Avon Luxembourg Holdings S.à r.l. and its subsidiaries, including our Mexican business.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2022	2021	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$663.3	$904.4	(27)%
Cost of sales	(287.4)	(398.3)	(28)%
Cost of sales from affiliates of Natura &Co	(4.2)	(7.1)	(41)%
Selling, general and administrative expenses	(433.9)	(536.1)	(19)%
Operating loss	(62.2)	(37.1)	68%
Interest expense	(13.0)	(14.9)	(13)%
Interest expense on Loans from affiliates of Natura &Co	(15.3)	(8.7)	76%
Interest income	.9	.2	*
Interest income on Loans to affiliates of Natura &Co	.7	—	*
Other income (expense), net	4.5	(1.3)	*
Loss from continuing operations, before income taxes	(84.4)	(61.8)	37%
Loss from continuing operations, net of tax	(89.2)	(68.9)	29%
Net loss attributable to Avon	$(97.2)	$(63.6)	53%

Advertising expenses(1)	$(20.1)	$(17.6)	14%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$663.3	$904.4	(27)%

Avon Luxembourg	—	(121.2)	*
Adjusted revenue excluding Avon Luxembourg	$663.3	$783.2	(15)%

Gross margin	56.0%	55.2%	80

Avon Luxembourg	—	.7%	(70)
Adjusted Gross Margin excluding Avon Luxembourg	56.0%	55.9%	10

Selling, general and administrative expenses as a % of total revenue	65.4%	59.3%	610
CTI restructuring	(1.6)	(2.2)	60
Adjusted selling, general and administrative expenses as a % of total revenue	63.8%	57.1%	670

Avon Luxembourg	—	2.4%	(240)
Adjusted selling, general and administrative expenses as a % of total revenue excluding Avon Luxembourg	63.8%	59.5%	430

Operating loss	$(62.2)	$(37.1)	68%
CTI restructuring	10.8	19.5
Adjusted operating income (loss)	$(51.4)	$(17.6)	*

Avon Luxembourg	—	(10.5)	*
Adjusted operating loss excluding Avon Luxembourg	$(51.4)	$(28.1)	*

Operating margin	(9.4)%	(4.1)%	(530)
CTI restructuring	1.6	2.2	(60)
Adjusted operating margin	(7.8)%	(1.9)%	(590)

Sale of Avon Luxembourg	—	(1.6)%	160
Adjusted operating margin excluding Avon Luxembourg	(7.8)%	(3.5)%	(430)

Change in Constant $ Adjusted operating margin(2)			(490)

Loss before taxes	$(84.4)	$(61.8)	37%

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2022	2021	%/Basis Point Change
CTI restructuring	10.8	19.5
Adjusted loss before taxes	$(73.6)	$(42.3)	74%

Income taxes	$(4.8)	$(7.1)	(32)%

Effective tax rate	(5.7)%	(11.5)%	*

Performance Metrics
Change in Active Representatives			(26)%
Change in units sold			(13)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all periods presented is calculated using the current-year Constant $ rates.
Three Months Ended March 31, 2022
Revenue
During the three months ended March 31, 2022, revenue decreased 27%, unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, which was partially offset by the strengthening of the U.S. dollar relative to the Turkish lira, Russian ruble and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 22% driven by declines of 10% in Avon International and 33% in Avon Latin America, mostly as a result of (i) the sale of Avon Luxembourg on July 1, 2021, (ii) decreases in Active Representatives in most markets, (iii) the residual impact of changes in COVID-19 restrictions in multiple markets compared to the same period in the prior-year period and (iv) the impact of the ongoing war between Ukraine and Russia. During the three months ended March 31, 2022, revenues from Russia and Ukraine represented approximately 9% of total revenue, similar to the 9% for the three months ended March 31, 2021.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 10% as a 5% increase in Average Representative Sales was more than offset by a 15% decrease in Active Representatives.
Units sold decreased 13% (remaining stable excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 530 basis points including the impact of lower restructuring expenses during the three month period ended March 31, 2022. Excluding these items, Adjusted operating margin decreased by 590 basis points, compared to the same period of 2021, as improvements in gross margin were offset by higher SG&A as a percentage of total revenue. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin increased 80 basis points compared to the same period of 2021 largely due to the favorable impact of foreign currency movements.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased by 610 basis points including the impact of increased restructuring expenses during the three month period ended March 31, 2022. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue increased 670 basis points, compared to the same period of 2021. The increase in Constant $ Adjusted SG&A as a

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

percentage of Adjusted revenue was largely due to the impact of our lower revenue, which resulted in a deleveraging of our fixed expenses, as well as increases in advertising expenses.
Other Expenses
Total interest income increased by approximately $2 and total interest expense increased by approximately $4 driven by higher loans from affiliates compared to the prior-year period.
Other income (expense), net, of approximately $5 represents a favorable impact of $6 compared to the first quarter of 2021 primarily attributable to higher foreign exchange gains in the current period.
Effective Tax Rate
The effective tax rates in 2022 and 2021 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2022 and 2021 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K.-based costs, such as interest on debt and corporate overhead, respectively.
Our effective tax rates for the three months ended March 31, 2022 and 2021 were (5.7)% and (11.5)%, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first quarter of 2022 was unfavorably impacted by the recording of valuation allowances of $3.1 and other miscellaneous net tax expense of $5.0. The effective tax rate in the first quarter of 2021 was unfavorably impacted by other miscellaneous income tax expense of approximately $2.4.
Our Adjusted effective tax rates for the three months ended March 31, 2022 and 2021 were (7.8)% and (21.0)%, respectively. The Adjusted effective tax rates in 2022 and 2021 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the first quarter of 2022 was unfavorably impacted by the recording of valuation allowances of $3.1 and other miscellaneous net tax expense of $5.0. The effective tax rate in the first quarter of 2021 was unfavorably impacted by other miscellaneous income tax expense of approximately $2.4.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of March 31, 2022, the COVID-19 pandemic is an example of negative evidence the Company must consider. As of March 31, 2022, the negative evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
We monitor the realizability of our deferred tax assets on a continuous basis. Should macroeconomic and sociopolitical conditions change or our business operations do not improve, approximately $75 of deferred tax assets could potentially need to be offset with the recording of a valuation allowance during the next 12 months. The deferred tax assets are associated with Avon subsidiary operations that suffered a loss in earnings before tax during 2021.
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
•foreign currency translation, which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $5, or approximately 100 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a favorable impact of approximately $5 before tax on both a reported and Adjusted basis.
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
Avon International

	Three Months Ended March 31,
			%/Basis Point Change
	2022	2021	US$	Constant $
Total revenue	$353.3	$430.9	(18)%	(10)%
Segment loss	(.9)	(7.0)	87%	100%

Segment margin	(.3)%	(1.6)%	130	200

Change in Active Representatives				(18)%
Change in units sold				(16)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2022
Total revenue decreased 18% compared to the prior-year period, including the unfavorable impact of foreign exchange which was primarily driven by the strengthening of the U.S. dollar relative to the Turkish lira and the Russian ruble. On a Constant $ basis, revenue decreased 10% driven by an increase in Average Representative Sales which was more than offset by a 18% decrease in Active Representatives across most markets in Europe, Middle East & Africa and Asia Pacific. The decrease in Revenue and Constant $ revenue was also due, in part, to the ongoing war between Ukraine and Russia which affected revenues in this region.
Segment margin increased 130 basis points, or 200 on a Constant $ basis, driven by the combination of a slight decrease in the Constant $ Adjusted gross margin and higher SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin decreased slightly as the favorable impact of price/mix was offset by higher supply chain costs.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the decline in our revenue which resulted in deleveraging of our fixed expenses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Avon Latin America

	Three Months Ended March 31,
			%/Basis Point Change
	2022	2021	US$	Constant $
Total revenue	$306.3	$465.8	(34)%	(33)%

Avon Luxembourg	—	(121.2)	*	*
Adjusted revenue excluding Avon Luxembourg	306.3	344.6	(11)%	(10)%

Segment loss	(44.6)	(4.6)	*	*

Avon Luxembourg	—	(10.5)	*	*
Adjusted segment profit (loss) excluding Avon Luxembourg	(44.6)	(15.1)	*	*

Segment margin	(14.6)%	(1.0)%	(1,360)	(1,330)

Avon Luxembourg	—%	(3.4)%	340	340
Adjusted segment margin excluding Avon Luxembourg	(14.6)%	(4.4)%	(1,020)	(990)

Change in Active Representatives				(31)%
Change in units sold				(12)%
*Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended March 31, 2022
Total revenue and adjusted revenue decreased 34% compared to the prior-year period with the impact of foreign exchange being broadly neutral as the weakening of the U.S. dollar relative to the Brazilian real offset by the strengthening of the U.S. dollar relative to the Argentinian peso. On a Constant $ basis, Adjusted revenue decreased 33% which includes the impact from the sale of Avon Luxembourg, including our Mexican business, on July 1, 2021. Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 10% as increases in Average Representative Sales were more than offset by an 14% decrease in Active Representatives.
Revenue decreased in most markets driven by decreases in Active Representatives and the ongoing impact of COVID-19 restrictions in many countries.
Revenue in Brazil decreased 14% compared to the prior year period, favorably impacted by foreign exchange. On an Adjusted Constant $ basis, revenue decreased 19% primarily driven by a decrease in Active Representatives, continued impact of COVID-19 restrictions and changes in macro-economic conditions.
Segment margin decreased 1,360 basis points, or 1,330 basis points on a Constant $ Adjusted segment margin basis, was largely due to the impact of revenue decline causing deleverage of our fixed expenses.
Constant $ Adjusted gross margin increased slightly as the favorable impact of foreign currency movements offset the impact of higher supply chain costs.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds historically have been cash flows from operations, public offerings of notes, bank financings, issuance of commercial paper, borrowings under lines of credit and private placement of notes. Furthermore, since January 3, 2020, we are part of the Natura &Co group of companies which gives us access to intercompany funding. See Note 15, Debt for information on our debt, including the loans from Natura &Co and its affiliates maturing within 1 year.
The Company has cash on hand of approximately $209 as of March 31, 2022.
COVID-19, Russia-Ukraine war and going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control and the ongoing war between Russia and Ukraine, we expect some negative impact on revenue in 2022, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date issuance of the Consolidated Financial Statements. This includes the obligations related to the $462 5.00% Notes, which are due to be repaid in March 2023, and the amount of $209 outstanding under the Natura &Co Loan due to be repaid in November 2022.
Other liquidity matters
We may seek to retire our outstanding debt in open market purchases, through existing call mechanisms, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of debt may be funded by cash or the incurrence of additional debt and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt to finance ongoing operations or to meet our other liquidity needs. However, our credit ratings remain below investment grade which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Item 1A. Risk Factors - Risks Related to Financial Matters - Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity," and "Risk Factors - General Risk Factors - A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A of our 2021 Annual Report.
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
Off balance sheet arrangements
At March 31, 2022, the Company has issued a number of guarantees totaling $201 that it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil. See Note 7, Contingencies, to the Consolidated Financial Statements included herein for more information. The company has no other material off balance sheet arrangements at March 31, 2022.
Cash Flows
Net Cash Used by Operating Activities of Continuing Operations

Net cash used by operating activities of continuing operations during the first three months of 2022 was approximately $168 as compared to net cash used by operating activities of continuing operations of approximately $169 during the first three months of 2021, a decreased cash outflow of approximately $1. This was primarily driven by movements in working capital, partially offset by increased losses in the first three months of 2021.

Net Cash Used by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first three months of 2022 was approximately $11, as compared to net cash used by continuing investing activities of approximately $13 during the first three months of 2021. The approximate $2

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

decrease to net cash used by continuing investing activities was primarily driven by higher proceeds from the disposal of assets in the first three months of 2022 compared to the first three months of 2021.
Net Cash Provided by Financing Activities of Continuing Operations
Net cash provided by continuing financing activities during the first three months of 2022 was approximately $139, as compared to cash provided by continuing financing activities of $67 in the first three months of 2021. The approximate $72 increase to net cash from financing activities was primarily driven by proceeds of short term debt during the first three months of 2022.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
Approximately 13% of our debt portfolio, our short-term debt, is exposed to floating interest rates. Our long-term borrowings are all at fixed rates of interest.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Open Up & Grow and Avon Integration plans, stabilization strategies, digital strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain, the legal status of the Representatives, and the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems. There is uncertainty around the duration and breadth of the COVID-19 pandemic and the effectiveness of responses to it, including as a result of the emergence of new variants, the rollout of vaccination campaigns and uncertainty as to whether existing vaccines and treatments will be effective against these new variants. As a result, we cannot reasonably estimate at this time the continued impact, that COVID-19 may have on our business or operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact including on financial markets or otherwise. See also "Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2021 Annual Report;
•general economic and business conditions in our markets, including social, economic and political uncertainties, such as the ongoing war between Ukraine and Russia or elsewhere, and any existing and potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate. See also “Item 1A. Risk Factors—Risks Related to Our International Operations— Our ability to conduct business in our international markets may be affected by economic, political, legal, tax and regulatory risks” and “Item 1A. Risk Factors—Risks Related to Our International Operations—The ongoing war between Ukraine and Russia may have a material adverse effect on our business, financial condition and results of operations” included in Item 1A of our 2021 Annual Report;

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
•the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives; and,
•other risks and uncertainties include the possibility that the expected synergies and value creation from the Transaction (as defined in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”) will not be realized or will not be realized within the expected time period; the risk that the businesses of the Company and Natura &Co Holding will not be integrated successfully; disruption from the Transaction making it more difficult to maintain business and operational relationships; the possibility that the intended accounting and tax treatments of the Transaction are not achieved; the effect of the consummation of the Transaction on customers, employees, representatives, suppliers and partners and operating results; as well as more specific risks and uncertainties.
Additional information identifying such factors is contained in Item 1A of our 2021 Form 10-K for the year ended December 31, 2021, and in Item 1A of this 10-Q. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the Consolidated Financial Statements included herein.

ITEM 1A. RISK FACTORS

For a discussion of the risk factors affecting the Company, see "Risk Factors" in Item 1A of our 2021 Annual Report.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	May 6, 2022	/s/ Samantha Hutchison
Samantha Hutchison
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.