Form 10-Q
period 2022-06-30
AVON PRODUCTS INC
filed 2022-08-12
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
Lancaster House
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

The number of shares of Common Stock (par value $0.01) outstanding at June 30, 2022 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2022	June 30, 2021
Product sales	$644.1	$864.8
Other revenue	61.2	43.5
Revenue from affiliates of Natura &Co	7.9	8.7
Total revenue	713.2	917.0
Costs, expenses and other:
Cost of sales	(301.9)	(376.9)
Cost of sales from affiliates of Natura &Co	(7.8)	(8.1)
Selling, general and administrative expenses	(432.7)	(551.1)
Operating loss	(29.2)	(19.1)

Interest expense	(8.8)	(16.7)
Interest expense on Loan from affiliates of Natura &Co	(19.9)	(9.7)
Loss on extinguishment of debt	(15.7)	—
Interest income	.6	(.1)
Interest income from affiliates of Natura &Co	.9	—
Other income (expense), net	6.4	4.9
Gain on sale of business/assets	—	1.5
Total other expenses	(36.5)	(20.1)

Loss from continuing operations, before income taxes	(65.7)	(39.2)
Income taxes	3.6	(18.8)
Loss from continuing operations, net of tax	(62.1)	(58.0)
(Loss) income from discontinued operations, net of tax	(12.9)	(4.1)
Net loss	(75.0)	(62.1)
Net (income) loss attributable to noncontrolling interests	.1	.5
Net loss attributable to Avon	$(74.9)	$(61.6)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2022	June 30, 2021
Product sales	$1,278.0	$1,715.2
Other revenue	86.9	89.8
Revenue from affiliates of Natura &Co	11.6	16.4
Total revenue	1,376.5	1,821.4
Costs, expenses and other:
Cost of sales	(589.3)	(775.2)
Cost of sales from affiliates of Natura &Co	(12.0)	(15.2)
Selling, general and administrative expenses	(866.6)	(1,087.2)
Operating loss	(91.4)	(56.2)

Interest expense	(21.8)	(31.5)
Interest expense on Loan from affiliates of Natura &Co	(35.2)	(18.5)
Loss on extinguishment of debt	(15.7)	—
Interest income	1.5	.1
Interest income from affiliates of Natura &Co	1.6	—
Other income (expense), net	10.9	3.6
Gain on sale of business/assets	—	1.5
Total other expenses	(58.7)	(44.8)

Loss from continuing operations, before income taxes	(150.1)	(101.0)
Income taxes	(1.2)	(25.9)
Loss from continuing operations, net of tax	(151.3)	(126.9)
(Loss) income from discontinued operations, net of tax	(20.7)	.9
Net loss	(172.0)	(126.0)
Net (income) loss attributable to noncontrolling interests	(.1)	.8
Net loss attributable to Avon	$(172.1)	$(125.2)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2022	June 30, 2021
Net loss	$(75.0)	$(62.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	27.6	16.4
Unrealized loss on revaluation of long-term intercompany balances	(13.7)	14.5
Change in unrealized loss on cash flow hedges	.6	—
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	1.1	1.3
Total other comprehensive income (loss), net of income taxes	15.6	32.2
Comprehensive loss	(59.4)	(29.9)
Less: comprehensive (income) loss attributable to noncontrolling interests	(.3)	.4
Comprehensive loss attributable to Avon	$(59.7)	$(29.5)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2022	June 30, 2021
Net loss	$(172.0)	$(126.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	81.3	4.2
Unrealized loss on revaluation of long-term intercompany balances	(16.7)	(17.8)
Change in unrealized loss on cash flow hedges	0.7	—
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.4 and $0.4	2.5	2.5
Total other comprehensive income (loss), net of income taxes	67.8	(11.1)
Comprehensive loss	(104.2)	(137.1)
Less: comprehensive (income) loss attributable to noncontrolling interests	(.4)	.7
Comprehensive loss attributable to Avon	$(104.6)	$(136.4)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2021 (Audited) and June 30, 2022 (Unaudited)

(In millions)	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$156.9	$251.5
Accounts receivable, net	201.1	198.7
Receivables from affiliates of Natura &Co	38.6	34.1
Loans to affiliates of Natura &Co	40.8	46.6
Inventories	408.0	384.1
Prepaid expenses and other	156.5	165.6
Assets held for sale	8.7	2.8
Total current assets	1,010.6	1,083.4
Property, plant and equipment, at cost	898.5	942.5
Less accumulated depreciation	(555.0)	(578.8)
Property, plant and equipment, net	343.5	363.7
Right-of-use assets	102.0	111.1
Goodwill	68.5	72.1
Deferred tax asset	135.2	121.4
Loans to affiliates of Natura &Co	51.0	46.7
Other assets	508.9	509.4
Total assets	$2,219.7	$2,307.8
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$31.7	$32.6
Loans from affiliates of Natura &Co	265.1	371.7
Accounts payable	457.9	522.8
Payables to affiliates of Natura &Co	38.7	29.4
Accrued compensation	59.1	81.5
Other accrued liabilities	246.6	273.4
Sales taxes and taxes other than income	67.9	66.8
Income taxes	6.9	11.6
Current liabilities of discontinued operations	40.5	31.7
Total current liabilities	1,214.4	1,421.5
Long-term debt	214.8	676.0
Loans from affiliates of Natura &Co	1,422.4	736.3
Long-term operating lease liability	78.3	87.5
Employee benefit plans	82.4	84.6
Long-term income taxes	85.5	81.5
Other liabilities	77.8	75.1
Total liabilities	3,175.6	3,162.5
Shareholders’ Deficit
Additional paid-in capital	634.2	631.2
Retained losses	(576.3)	(404.2)
Accumulated other comprehensive loss	(1,017.3)	(1,085.5)
Total Avon shareholders’ deficit	(959.4)	(858.5)
Noncontrolling interests	3.5	3.8
Total shareholders’ deficit	(955.9)	(854.7)
Total liabilities and shareholders’ deficit	$2,219.7	$2,307.8
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net loss	$(172.0)	$(126.0)
Loss from discontinued operations, net of tax	(20.7)	.9
Loss from continuing operations, net of tax	(151.3)	(126.9)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	22.1	27.9
Amortization	10.0	12.1
Provision for doubtful accounts	28.3	34.6
Provision for obsolescence	14.7	13.9
Share-based compensation	3.0	3.3
Foreign exchange (gains) losses	(19.7)	(5.2)
Deferred income taxes	(13.8)	5.4
Costs associated with debt issue / repayment	15.0	—
Other	2.4	(.6)
Changes in assets and liabilities:
Accounts receivable	(39.1)	(33.5)
Inventories	(40.5)	(49.6)
Prepaid expenses and other	6.0	1.0
Accounts payable and accrued liabilities	(69.4)	(80.9)
Income and other taxes	(3.1)	(8.9)
Noncurrent assets and liabilities	(1.2)	(9.5)
Net cash used by operating activities of continuing operations	(236.6)	(216.9)
Cash Flows from Investing Activities
Capital expenditures	(28.9)	(31.4)
Disposal of assets	3.5	1.6
Net cash used by investing activities of continuing operations	(25.4)	(29.8)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	23.6	(10.3)
Proceeds from debt from affiliates of Natura & Co	842.0	209.4
Repayment of debt	(685.9)	(48.0)
Repayment of debt to affiliates of Natura &Co	(34.9)	—
Repayment of debt by affiliates of Natura &Co	33.4	—
Costs associated with debt issue / repayment	(15.0)	—
Settlement of derivative contracts	12.0	(5.2)
Net cash provided by financing activities of continuing operations	175.2	145.9
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(11.9)	(6.8)
Net cash used by discontinued operations	(11.9)	(6.8)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	4.1	(11.5)
Net decrease in cash and cash equivalents, and restricted cash	(94.6)	(119.1)
Cash and cash equivalents, and restricted cash at beginning of period	251.5	373.4
Cash and cash equivalents, and restricted cash at end of period	$156.9	$254.3
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-In Capital	Losses	Comprehensive Loss	Interests	Total
Balances at December 31, 2021	—	$—	$631.2	$(404.2)	$(1,085.5)	$3.8	$(854.7)
Net (loss) income	—	—	—	(97.2)	—	.2	(97.0)
Other comprehensive income	—	—	—	—	52.3	(.1)	52.2
Exercise/ vesting/ expense of share-based compensation	—	—	2.4	—	—	—	2.4
Balances at March 31, 2022(1)	—	$—	$633.6	$(501.4)	$(1,033.2)	$3.9	$(897.1)
Net loss				(74.9)		(.1)	(75.0)
Other comprehensive income					15.9	(.3)	15.6
Exercise/ vesting/ expense of share-based compensation			.6				.6
Balances at June 30, 2022 (1)	—	$—	$634.2	$(576.3)	$(1,017.3)	$3.5	$(955.9)

(1) The number of shares of Common Stock (par value $0.01 per share) outstanding at June 30, 2022 was 101.34.

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-In Capital	Losses	Comprehensive Loss	Interests	Total
Balances at December 31, 2020	—	$—	$622.8	$(360.5)	$(1,133.8)	$4.3	$(867.2)
Net loss	—	—	—	(63.6)	—	(.3)	(63.9)
Other comprehensive loss	—	—	—	—	(43.3)	—	(43.3)
Exercise/ vesting/ expense of share-based compensation	—	—	.6	—	—	—	.6
Balances at March 31, 2021(1)	—	$—	$623.4	$(424.1)	$(1,177.1)	$4.0	$(973.8)
Net loss	—	—	—	(61.6)	—	(.5)	(62.1)
Other comprehensive income	—	—	—	—	32.1	.1	32.2
Exercise/ vesting/ expense of share-based compensation	—	—	4.2	—	—	—	4.2
Balances at June 30, 2021 (1)	—	$—	$627.6	$(485.7)	$(1,145.0)	$3.6	$(999.5)

(1) The number of shares of Common Stock (par value $0.01 per share) outstanding at June 30, 2021 was 101.34.

The accompanying notes are an integral part of these statements.

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2021 Annual Report on Form 10-K ("2021 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. On January 3, 2020, we completed the Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding" or "Natura &Co), and two subsidiaries of Natura &Co Holding pursuant to which, in a series of transactions (the "Transaction"). Upon the consummation of the Transaction, the Company became a wholly owned subsidiary of Natura &Co Holding; and Avon's common stock ceased to be traded on the NYSE. The Company files these unaudited interim Consolidated Financial Statements with the SEC as a voluntary filer to comply with the terms of certain debt instruments. For additional information, see Note 17, Agreement and Plan of Mergers with Natura Cosméticos contained in our 2021 Form 10-K.
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
COVID-19, Russia-Ukraine war and going concern
In 2021 and the first half of 2022, the economic disruption caused by the COVID-19 pandemic has resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures have been compounded by the ongoing war between Russia and Ukraine, and by disruptions in global supply chains and climate events that hit electricity generation globally, among other events. Moreover, novel strains and variants of COVID-19 emerged in 2021 against which existing vaccines and acquired immunity may not be fully effective, and the rollout of vaccination programs worldwide have compromised the ability of certain countries to effectively contain the spread and the toll of the virus. While some restrictions have been lifted in the markets in which we operate, they may be reimplemented if the contagion does not subside, which could suppress economic activity.
As a result, we continue to closely monitor the evolution and impacts of the pandemic and the war in the markets in which we operate, especially with regards to Supply Chain impacts on availability of raw materials as well as inflationary costs and potential gas shortages, as well as the impacts on consumer trends and demands due to restrictions. We continuously analyze the situation and act to minimize impacts on the operations and on the equity and financial position of the Company, with the objective of implementing appropriate measures, ensuring the continuity of operations, hedge cash, improve liquidity and promote the health and safety of all.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

As of the date of this report, we are unable to estimate the longer-term economic impact of both the war in Russia / Ukraine and the Global pandemic on our business. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to the war and COVID-19.
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
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business. This commitment is effective through to March 31, 2024 and so is therefore for a period of not less than 12 months from the date of issuance of the Consolidated Financial Statements.
Turkey Currency
During the quarter ended March 31, 2022, published official exchange rates for Turkey indicated that the three-year cumulative inflation rate has exceeded 100%. As a result, we concluded that Turkey has become a highly inflationary economy. From April 1, 2022, we have applied inflationary accounting for our Turkish subsidiary. As such, the functional currency for Turkey has changed to the U.S. dollar, which is the consolidated group's reporting currency.
As a result of highly inflationary accounting for our Turkish subsidiary, the most significant impacts in our Consolidated Statement of Operations, are in cost of sales, primarily due to inventory being accounted for at its historical dollar cost, and in other (expense) income, net, primarily associated with the net monetary position of Turkey. However, these impacts are not considered material to our Consolidated Income Statements.
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
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon during the three and six-month periods ended June 30, 2022 and 2021, respectively, are shown below:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative expenses	$(12.9)	$(4.1)	$(20.7)	$.9
Operating (loss) income	$(12.9)	$(4.1)	$(20.7)	$.9
(Loss) income from discontinued operations, net of tax	$(12.9)	$(4.1)	$(20.7)	$.9

Assets and Liabilities Held for Sale
The major classes of assets comprising held for sale assets on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 are shown in the following table:

	June 30, 2022	December 31, 2021

Current held for sale assets
Property, Plant & Equipment (net)	8.7	2.8
	$8.7	$2.8
At June 30, 2022, assets held for sale included one property and land in the Avon International segment. At December 31, 2021, assets held for sale included one property in the Avon Latin America Segment.
Divestitures
There were no divestitures during the quarter ended June 30, 2022. The divestitures below took place during 2021.
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
Sale of a Branch of our Italian Business
In June 2021, we completed the sale of a branch of our Italian business for a total selling price of $1.7, the proceeds of which will be received in installments between October 2021 and December 2026, and will be presented as investing activities in the Consolidated Statement of Cash Flows. In the quarter ended June 30, 2021, we recorded a gain of $1.4 before and after tax, which is reported separately in the Consolidated Statements of Operations representing the difference between the proceeds and the carrying value of this branch of out Italian business on the date of sale.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statement of Operations Data
Revenue from affiliates of Natura &Co(2)(1)	$7.9	$8.7	$11.6	$16.4
Cost of sales from affiliates of Natura &Co(2)(1)	$(7.8)	$(8.2)	$(12.0)	$(15.3)
Gross profit from affiliates of Natura &Co(2)(1)	$.1	$.5	$(.4)	$1.1

Interest expense on Loan from affiliates of Natura &Co(4)	$(19.9)	$(9.8)	$(35.2)	$(18.5)
Interest income on Loan to affiliates of Natura &Co(5)	$.9	$—	$1.6	$—

	June 30, 2022	December 31, 2021
Balance Sheet Data
Trade Receivables due from affiliates of Natura &Co(1)	$31.7	$32.7
Derivative Receivables due from affiliates of Natura &Co(7)	$1.8	$—
Other receivables due from affiliates of Natura &Co(6)	$5.1	$1.4
Loans to affiliates of Natura &Co maturing within one year(6)	$40.8	$46.6
Loans to affiliates of Natura &Co maturing after one year(6)	$51.0	$46.7
Trade Payables due to affiliates of Natura &Co(6)	$(29.2)	$(24.5)
Derivative Payables due to affiliates of Natura &Co(6)	$(.6)	$—
Other payables due to affiliates of Natura &Co(3)	$(8.9)	$(4.9)
Loans from affiliates of Natura &Co maturing within one year(4)	$(265.1)	$(371.7)
Loans from affiliates of Natura &Co maturing after one year(4)	$(1,422.4)	$(736.3)
Investments in affiliates of Natura &Co(5)	$.1	$.1
(1) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $7.9 and $8.7 associated with these agreements during the three months ended June 30, 2022 and 2021, respectively. The Company recorded gross profit from related party of $.1 and $.5 associated with these agreements during the three months ended June 30, 2022 and 2021, respectively. The Company recorded revenue from related party of $11.6 and $16.4 associated with these agreements during the six months ended June 30, 2022 and 2021, respectively. The Company recorded gross loss from related party of $.4 and gross profit from related party of $1.1 associated with these agreements during the six months ended June 30, 2022 and 2021, respectively. Trade receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.
(2) The Company is party to a license agreement with Avon Mexico, whereby Avon Mexico pays the Company a variable royalty. The Company recorded revenue and gross profit from related party of $(.2) and $(.2) associated with these agreements during the three months ended June 30, 2022, respectively. The Company did not record any revenue or gross profit from related parties associated with these agreements during the six months ended June 30, 2022.
(3) The amount payable to Natura &Co mainly relates to the vesting and settlement of share-based compensation awards denominated in Natura &Co American Depository Receipts including the 2018 and 2019 long-term employee incentive program which vested and were automatically exercised in March 2021 and March 2022 respectively.
(4) Loans from affiliates of Natura &Co Holding at June 30, 2022 of $1,687.5 include $682.0 outstanding under a Promissory Note with Avon Beauty Limited with a maturity date of December 6, 2028, $408.4 outstanding under a Promissory Note with Avon Products, Inc. with a maturity date of May 17, 2029 and $331.8 outstanding under two Promissory Notes with Avon

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Cosmetics Limited with maturity dates of May 17, 2029 and June 28, 2029. In addition, loans from affiliates of Natura &Co Holding at June 30, 2022 of $1,687.5 includes a number of intercompany loans between Natura &Co Luxembourg, Natura Cosméticos and Avon Products, Inc. and its affiliates. Loans from affiliates of Natura &Co Holding at December 31, 2021 of $1,108.0 include $736.3 outstanding under a Promissory Note with Avon Beauty Limited and $207.3 outstanding under a Promissory Note with an affiliate of the Company. In addition loans from affiliates of Natura &Co Holding at December 31, 2021 include $164.4 of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holding.
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
(7) During the first half of 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At June 30, 2022, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $221 for various currencies, all of which were designated as cash flow hedges. In addition we had $1.8 of Accounts Receivable and $.6 of Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions.

4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended June 30, 2022
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$112.4	$101.3	$213.7	$—	$213.7
Fragrance	96.8	92.0	188.8	—	188.8
Color	47.3	47.0	94.3	—	94.3
Total Beauty	256.5	240.3	496.8	—	496.8
Fashion & Home:
Fashion	51.2	26.2	77.4	—	77.4
Home	12.3	57.6	69.9	—	69.9
Total Fashion & Home	63.5	83.8	147.3	—	147.3
Product sales	320.0	324.1	644.1	—	644.1
Representative fees	37.8	20.6	58.4	—	58.4
Other	(.2)	3.0	2.8	7.9	10.7
Other revenue	37.6	23.6	61.2	7.9	69.1
Total revenue	$357.6	$347.7	$705.3	$7.9	$713.2

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$147.0	$134.0	$281.0	$—	$281.0
Fragrance	114.5	106.0	220.5	—	220.5
Color	59.0	50.2	109.2	—	109.2
Total Beauty	320.5	290.2	610.7	—	610.7
Fashion & Home:				—
Fashion	64.7	49.2	113.9	—	113.9
Home	14.6	116.2	130.8	—	130.8
Total Fashion & Home	79.3	165.4	244.7	—	244.7
Certain Brazil indirect taxes*	—	9.4	9.4	—	9.4
Product sales	399.8	465.0	864.8	—	864.8
Representative fees	16.5	26.8	43.3	—	43.3
Other	.1	.1	.2	8.7	8.9
Other revenue	16.6	26.9	43.5	8.7	52.2
Total revenue	$416.4	$491.9	$908.3	$8.7	$917.0

	Six Months Ended June 30, 2022
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$229.0	$197.9	$426.9	$—	$426.9
Fragrance	200.9	172.9	373.8	—	373.8
Color	98.8	85.2	184.0	—	184.0
Total Beauty	528.7	456.0	984.7	—	984.7
Fashion & Home:				—
Fashion	105.0	49.4	154.4	—	154.4
Home	24.9	114.0	138.9	—	138.9
Total Fashion & Home	129.9	163.4	293.3	—	293.3
Product sales	658.6	619.4	1,278.0	—	1,278.0
Representative fees	52.2	34.1	86.3	—	86.3
Other	.1	.5	.6	11.6	12.2
Other revenue	52.3	34.6	86.9	11.6	98.5
Total revenue	$710.9	$654.0	$1,364.9	$11.6	$1,376.5

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Six Months Ended June 30, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$292.3	$261.0	$553.3	$—	$553.3
Fragrance	234.4	208.1	442.5	—	442.5
Color	122.4	100.7	223.1	—	223.1
Total Beauty	649.1	569.8	1,218.9	—	1,218.9
Fashion & Home:				—
Fashion	132.4	100.0	232.4	—	232.4
Home	31.4	223.1	254.5	—	254.5
Total Fashion & Home	163.8	323.1	486.9	—	486.9
Certain Brazil indirect taxes*	—	9.4	9.4	—	9.4
Product sales	812.9	902.3	1,715.2	—	1,715.2
Representative fees	34.3	55.1	89.4	—	89.4
Other	.1	.3	.4	16.4	16.8
Other revenue	34.4	55.4	89.8	16.4	106.2
Total revenue	$847.3	$957.7	$1,805.0	$16.4	$1,821.4

* 2021 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $9, in our Consolidated Income Statements. See Note 10 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.

** In June 2022, an Avon subsidiary concluded the negotiation of a settlement agreement to resolve a breach of contract dispute in Japan. As a result, Avon received cash compensation in the amount of $27.0 million of which $3.3 million related to the settlement of historically recognized revenues and the remaining $23.7 million recognized as revenue in the quarter ended June 30, 2022.

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
The following table provides information about receivables and contract liabilities from contracts with customers at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accounts receivable, net of allowances of $44.8 and $37.1	$201.1	$198.7
Contract liabilities	$39.4	$37.1
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the six months ended June 30, 2022, we recognized $27.0 of revenue related to the contract liability balance at the beginning of

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

the six-month period ended June 30, 2022, as the result of performance obligations satisfied. In addition, we deferred an additional $30.2 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at June 30, 2022 as compared with December 31, 2021.

5. INVENTORIES

Components of Inventories	June 30, 2022	December 31, 2021
Raw materials	$102.0	$103.4
Finished goods	306.0	280.7
Total	$408.0	$384.1

6. LEASES

We have operating and finance leases for corporate and market offices, warehouses, automotive and other equipment. Our sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The table below shows the sublease income recorded in the Consolidated Statement of Operations incurred during the three months ended June 30, 2022 and 2021:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	Classification	2022	2021	2022	2021
Sublease income	Selling, general and administrative expenses	3.7	3.0	7.4	7.3

7. CONTINGENCIES
Brazilian Tax Assessments
Tax on Manufactured Products – minimum pricing rules
In December 2021, October 2017 and June 2022, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing), received excise tax ("IPI") assessments notices for the years 2008, 2014 and 2018.
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
These matters are being contested at the administrative court, where proceedings are currently in progress. As of June 30, 2022, the total disputed amount classified as a remote risk of loss was $463. As of December 31, 2021, the total disputed amount of $360 was classified as a reasonably possible risk of loss. The change in classification was a result of enactment of new legislation in Brazil in July 2022, whilst the change in the total amount was largely due to the new assessment received in June 2022 and movements in foreign exchange rates.
Tax on Manufactured Products – Decree equated certain commercial companies (not subject to IPI taxation) to industrial companies (IPI taxpayers)
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the Federal Tax Authority. As of June 30, 2022 and December 31, 2021, the total amount under discussion classified as a reasonably possible risk of loss was $278 and $243, respectively, with the increase being largely a result of higher interest and taxes due, and movements in foreign exchange rates.

AVON PRODUCTS, INC.

Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2022 and December 31, 2021, there were 178 and 158 individual cases. respectively. pending against the Company. During the three months ended June 30, 2022, 38 new cases were filed and 18 cases were dismissed, settled or otherwise resolved. The value of the settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the three months ended June 30, 2022. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.
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
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at June 30, 2022 and December 31, 2021 was approximately $12 and $11, respectively. Accordingly, we have recognized a liability for this amount.
Brazilian Financial Indemnities
As of June 30, 2022 and December 31, 2021, the Company has issued a number of guarantees totaling $181 and $157, respectively, which it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at June 30, 2022 is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and six months ended June 30, 2022 and 2021:

AVON PRODUCTS, INC.

Three Months Ended June 30, 2022	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2022	$(1,011.4)	$(4.3)	$0.1	$(17.6)	$(1,033.2)
Other comprehensive income other than reclassifications	14.2	—	.6	—	14.8
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	—	1.1	1.1
Total reclassifications into earnings	—	—	—	1.1	1.1
Balance at June 30, 2022	$(997.2)	$(4.3)	$.7	$(16.5)	$(1,017.3)

Three Months Ended June 30, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2021	$(1,082.7)	$(4.3)	$(90.1)	$(1,177.1)
Other comprehensive loss other than reclassifications	30.8	—	—	30.8
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	1.3	1.3
Total reclassifications into earnings	—	—	1.3	1.3
Balance at June 30, 2021	$(1,051.9)	$(4.3)	$(88.8)	$(1,145.0)

Six Months Ended June 30, 2022	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2021	$(1,062.2)	$(4.3)	$—	$(19.0)	$(1,085.5)
Other comprehensive income other than reclassifications	65.0	—	.7	—	65.7
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.4(1)	—	—	—	2.5	2.5
Total reclassifications into earnings	—	—	—	2.5	2.5
Balance at June 30, 2022	$(997.2)	$(4.3)	$.7	$(16.5)	$(1,017.3)

Six Months Ended June 30, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2020	$(1,038.2)	$(4.3)	$(91.3)	$(1,133.8)
Other comprehensive loss other than reclassifications	(13.7)	—	—	(13.7)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.4(1)	—	—	2.5	2.5
Total reclassifications into earnings	—	—	2.5	2.5
Balance at June 30, 2021	$(1,051.9)	$(4.3)	$(88.8)	$(1,145.0)

AVON PRODUCTS, INC.

For further details on Other Comprehensive income, (loss) other than reclassifications see the Consolidated Statements of Comprehensive Income (Loss).

(1) Gross amount reclassified to other income (expense), net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.

Foreign exchange net loss of $4.7 and net gain of $1.9 for the three months ended June 30, 2022 and 2021, respectively, and foreign exchange net losses of $7.2 and $.1 for the six months ended June 30, 2022 and 2021, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).

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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2022	2021	2022	2021
Avon International**	$357.6	$416.4	$710.9	$847.3
Avon Latin America*	347.7	491.9	654.0	957.7
Total revenue from reportable segments*(1)	705.3	908.3	1,364.9	1,805.0
Revenue from affiliates to Natura &Co	7.9	8.7	11.6	16.4
Total revenue*(1)(4)	713.2	917.0	1,376.5	1,821.4

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Loss	2022	2021	2022	2021
Segment profit/(loss)
Avon International**	$24.9	$.6	$24.0	$(6.4)
Avon Latin America*	(32.3)	17.6	(76.9)	13.0
Total profit (loss) from reportable segments*(2)(4)	$(7.4)	$18.2	$(52.9)	$6.6
Unallocated global expenses(3)	(6.3)	(6.9)	(12.2)	(12.9)
CTI restructuring initiatives	(15.5)	(30.4)	(26.3)	(49.9)
Operating loss*(4)	$(29.2)	$(19.1)	$(91.4)	$(56.2)
* 2021 includes the impact of certain Brazil indirect taxes which was recorded in product sales of approximately $9, in our Consolidated Income Statements. See Note 10 Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
** In June 2022, an Avon subsidiary concluded the negotiation of a settlement agreement to resolve a breach of contract dispute in Japan. As a result, Avon received cash compensation in the amount of $27.0 million of which $3.3 million related to the settlement of historically recognized revenues and the remaining $23.7 million recognized as revenue in the quarter ended June 30, 2022.
(1)Total revenue also includes revenue from other business activities of $.2 and $2.4 for the three months ended June 30, 2022 and 2021, and $.3 and $4.3 for the six months ended June 30, 2022 and 2021, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.

AVON PRODUCTS, INC.

(2)Total loss from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $.1 and $.3 for the three months ended June 30, 2022 and 2021, and $.2 and $.4 for the six months ended June 30, 2022 and 2021 respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $27.2 and $55.7 for the three months ended June 30, 2022 and 2021, and $56.2 and $115.9 for the six months ended June 30, 2022 and 2021 respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment.
(3)For the three and six months ended June 30, 2022 and 2021, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
(4)On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The three and six-month period ended June 30, 2021 includes the results of Avon Luxembourg.
10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At June 30, 2022 and December 31, 2021, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	June 30, 2022	December 31, 2021
Prepaid taxes and tax refunds receivable	$79.8	$84.0
Receivables other than trade	25.9	27.8
Prepaid brochure costs, paper and other literature	8.7	8.3
Other	42.1	45.5
Prepaid expenses and other	$156.5	$165.6
At June 30, 2022 and December 31, 2021, other assets included the following:

Components of Other Assets	June 30, 2022	December 31, 2021
Net overfunded pension plans	$148.4	$162.5
Capitalized software	72.2	74.9
Judicial deposits	51.9	47.2
Long-term receivables including Taxes	195.2	180.2
Trust assets associated with supplemental benefit plans	28.3	30.4
Other	12.9	14.2
Other assets	$508.9	$509.4
Prepaid taxes and tax refunds receivable and long-term receivables include approximately $133 and $128 related to certain Brazil indirect taxes as of June 30, 2022 and December 31, 2021, respectively. During the second quarter of 2021, the Brazilian Supreme Federal Court ruled on a Motion of Clarification which supported the recognition of additional receivable balances related to certain Brazil indirect taxes.
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

AVON PRODUCTS, INC.

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
CTI Restructuring Initiatives - Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, we recorded net CTI of $15.5, of which $9.9 related to Avon Integration, and a net benefit of $5.2 related to Open Up & Grow and a net benefit of $.3 related to the Transformation Plan, in our Consolidated Statements of Operations. During the three months ended June 30, 2021, we recorded CTI of $28.9 of which $3.8 related to Avon Integration, $24.8 related to Open Up & Grow, and $.3 related to the Transformation Plan, in our Consolidated Statements of Operations.
During the six months ended June 30, 2022, we recorded implementation costs in our Consolidated Statement of Operations of $26.3, of which $13.3 related to Avon Integration, $12.8 related to Open Up & Grow and a net benefit of $.2 related to the Transformation Plan. During the six months ended June 30, 2021, we recorded costs to implement of $48.4 of which $9.9 related to Avon Integration, $39.0 related to Open Up & Grow, and a net benefit of $.5 related to the Transformation Plan, in our Consolidated Statements of Operations.
The costs during the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
CTI recorded in operating profit - COGS
Inventory write-off	—	—	—	.2
	—	—	—	.2

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	9.2	21.1	11.6	30.4
Implementation costs, primarily related to professional service fees	5.6	6.1	11.7	10.2
Dual running costs	.4	.3	.8	0.6
Contract termination and other net benefits	.3	2.4	2.2	7.4
Accelerated depreciation	—	0.2	—	.2
Variable lease charges	—	.3	—	.9
	15.5	30.4	26.3	49.7

CTI recorded in operating profit	15.5	30.4	26.3	49.9

CTI recorded in other (expense) income
(Gain) loss on sale of business / assets	—	(1.5)		(1.5)

Total CTI	$15.5	$28.9	$26.3	$48.4

Avon Integration	$9.9	$3.8	$13.3	$9.9
Open Up & Grow	$5.2	$24.8	$12.8	$39.0
Transformation Plan	$.3	$.3	$.2	$(0.5)

AVON PRODUCTS, INC.

The following liability balances include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other CTI restructuring initiatives such as professional services fees, dual running costs, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at June 30, 2022 and December 31, 2021 is $0.2 and $1.6, respectively, related to employee-related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at June 30, 2022 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2021	$14.0	$—	$1.2	$15.2
2022 charges	4.4	—	1.5	5.9
Cash payments	(9.1)	—	(1.9)	(11.0)
Foreign exchange	(.6)	—	(.1)	(.7)
Balance at June 30, 2022	$8.7	$—	$.7	$9.4
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan at June 30, 2022 and December 31, 2021 is $1.3 and $1.5, respectively, related to employee-related costs.
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2022.
The following table presents the restructuring charges incurred to date under Avon Integration and Open Up & Grow (formerly Open Up Avon) along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to date	$19.5	$—	$.9	$—	$20.4
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$19.5	$—	$.9	$—	$20.4

Open Up & Grow
Charges incurred to date	$120.2	$107.4	$17.4	$(10.9)	$234.1
Estimated charges to be incurred on approved initiatives		—	.8	—	.8
Total expected charges on approved initiatives	$120.2	$107.4	$18.2	$(10.9)	$234.9
The charges, net of adjustments, of initiatives under the Avon Integration and Open Up & Grow along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

AVON PRODUCTS, INC.

	Avon International	Avon Latin America	Total
Avon Integration
2020	$6.2	$4.6	$10.8
2021	(1.2)	3.0	$1.8
First quarter 2022	.1	1.5	1.6
Second quarter 2022	.2	6.0	6.2
Charges incurred to date	5.3	15.1	20.4
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$5.3	$15.1	$20.4

Open Up & Grow
2018	$52.8	$64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
2021	36.9	.2	37.1
First quarter 2022	2.7	—	2.7
Second quarter 2022	3.2	—	3.2
Charges incurred to date	133.5	100.6	234.1
Estimated charges to be incurred on approved initiatives	.8	—	.8
Total expected charges on approved initiatives	$134.3	$100.6	$234.9
The charges above are not included in segment profit/(loss), as this excludes CTI restructuring initiatives. The amounts shown in the tables above as charges incurred to date relate to initiatives that have been approved and recorded in the consolidated financial statements, as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met.
12. GOODWILL

	Avon International	Avon Latin America	Total
Net balance at December 31, 2021	$17.6	$54.5	$72.1

Changes during the period ended June 30, 2022:
Foreign exchange	(1.4)	(2.2)	(3.6)
Net balance at June 30, 2022	$16.2	$52.3	$68.5

13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

AVON PRODUCTS, INC.

	Level 1	Level 2	Total
Assets:
Foreign exchange forward contracts	$—	$1.0	$1.0
Total	$—	$1.0	$1.0
Liabilities:
Foreign exchange forward contracts	$—	$—	$—
Total	$—	$—	$—
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at June 30, 2022 and December 31, 2021, respectively, consisted of the following:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans to affiliates of Natura &Co maturing within one year	40.8	40.8	46.6	46.6
Loans to affiliates of Natura &Co maturing after one year	51.0	51.0	46.7	46.7
Debt maturing within one year	(31.7)	(31.7)	(32.6)	(32.6)
Loans from affiliates of Natura &Co maturing within one year	(265.1)	(265.1)	(371.7)	(371.7)
Long-term debt(1)	(215.1)	(211.3)	(676.0)	(754.2)
Loans from affiliates of Natura &Co maturing after one year	(1,422.4)	(1,422.4)	(736.3)	(736.3)
Foreign exchange forward contracts	1.0	1.0	(2.7)	(2.7)
(1) The carrying value of long-term debt is presented net-of-debt issuance costs and includes any related discount or premium, as applicable.
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at June 30, 2022:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.8	Accounts payable	$.6

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$1.0	Accounts payable	$—
Total derivatives		$2.8		$.6

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

Interest Rate Risk
Approximately 13% and 5% of our debt portfolio at June 30, 2022 and December 31, 2021, respectively, was exposed to floating interest rates, which relates to our short-term debt portfolio.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At June 30, 2022, we had outstanding third-party foreign exchange forward contracts with notional amounts totaling approximately $182 for various currencies, $30 of which were designated as cash flow hedges.
During the first half of 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At June 30, 2022, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $221 for various currencies for up to 6 months, all of which were designated as cash flow hedges. In addition we had $1.8 Accounts Receivable and $.6 Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions, all of which are expected to be reclassified into earnings within the next 12 months.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain balance sheet items. The change in fair value of these items is immediately recognized in earnings and substantially offsets the foreign currency

AVON PRODUCTS, INC.

translation impact recognized in earnings relating to the associated balance sheet items. During the three months ended June 30, 2022 and 2021, we recorded a gain of $8.8 and a loss $.6, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the six months ended June 30, 2022 and 2021, we recorded a gain of $12.3 and a loss of $1.3, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
15. DEBT
Natura Revolving Credit Facility
In May 2020, the Company’s subsidiary, Avon Luxembourg entered into a Revolving Credit Facility Agreement with Natura &Co International S.à r.l., a subsidiary of Natura &Co Holding and an affiliate of the Company, in the initial amount of $100, increased to $250 in March 2021, which could be used for working capital and other general corporate purposes. Borrowings under this Facility bore interest at a rate per annum of LIBOR plus a margin determined on an arm's length basis, and the Facility was to mature on May 31, 2022. On July 1, 2021, the Company sold Avon Luxembourg to a subsidiary of Natura &Co Holding and therefore Company no longer has access to this facility.
Other Loans from Affiliates of Natura &Co
In November 2020, Avon International Operations, Inc. ("AIO") entered into a Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company in the amount of $960. The Promissory Note bears interest at a rate per annum of 3.13% and matures on November 2, 2022. On July 1, 2021, as part of the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding, the $960 loan was partially repaid with the proceeds from a loan maturing in 2028. The loan was fully repaid in the quarter ended June 30, 2022 as part of a refinancing and the subsequent repurchase of Unsecured Notes (see below). As at June 30, 2022, $682 was outstanding under the loan maturing in 2028 which is between Avon Beauty Limited and a subsidiary of Natura &Co Holding.
In May 2022, Avon Products, Inc and Avon Cosmetics Limited entered into Promissory Notes with a subsidiary of Natura &Co Holding in the amount of $405 and $215 respectively. The Promissory Notes bear interest at a rate per annum of 6.71% and mature on May 17, 2029. In addition, in June 2022 Avon Cosmetics Limited entered into an additional Promissory Note with a subsidiary of Natura &Co Holding in the amount of $115. This Promissory Note bears interest at a rate per annum of 6.51% and matures on June 28, 2029.
In addition, loans from affiliates of Natura &Co Holding at June 30, 2022 of $1,687.5 includes a number of intercompany loans between Natura &Co Luxembourg, Natura Cosméticos and Avon Products, Inc. affiliates.
Other Short-Term Financing
In addition, at June 30, 2022, we utilized approximately $32 of short-term financing from third-party banks across multiple markets.
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the "2013 Notes"). As of June 30, 2022, following the repurchase of the 5% Notes due March 15, 2023 (see below), $216.1 aggregate principal amount of 6.95% Notes due March 15, 2043 remained outstanding.
In May 2022, we repurchased $461.9 of our 5% Notes due 15 March, 2023. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of $15.0 and accrued interest of $5.4. In connection with the repurchase, we incurred a loss on extinguishment of debt of $15.7 before tax in the quarter ended June 30, 2022 consisting of the $15.0 premium paid for the repurchase and $.7 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.
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

AVON PRODUCTS, INC.
16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of June 30, 2022, our annual effective tax rate, excluding discrete items, is 26.2%, as compared to 27.1% as of June 30, 2021.
The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2022 and 2021 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover costs incurred in the U.S. and U.K., such as interest on debt and central expenses. Withholding taxes associated with the relatively consistent intercompany payments are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended June 30, 2022 and 2021 was $(3.6) and $18.8, respectively. Our effective tax rates for the three months ended June 30, 2022 and 2021 were 5.5% and (48.0)%, respectively. The provision for income taxes for the six months ended June 30, 2022 and 2021 was $1.2 and $25.9, respectively. Our effective tax rates for the six months ended June 30, 2022 and 2021 were (.8)% and (25.6)%, respectively.
The effective tax rates for the three months ended June 30, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the second quarter of 2022 was unfavorably impacted by other miscellaneous net tax expense of $.4. The effective tax rate in the second quarter of 2021 was unfavorably impacted by the accrual of net income tax expense of $7.0 associated with recording a valuation allowance of $6.0 and reserves for uncertain tax positions of $1.4 net of miscellaneous income tax benefits of approximately $.4
The effective tax rates for the six months ended June 30, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first half of 2022 was unfavorably impacted by the recording of valuation allowance of $3.8 and other miscellaneous net tax expense of $3.8. The effective tax rate in the first half of 2021 was unfavorably impacted by the accrual of net income tax expense of $9.4 associated with recording a valuation allowance of $6.0, reserves for uncertain tax positions of $2.6, and legislative changes of $.8.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of June 30, 2022, the COVID-19 pandemic is an example of negative evidence the Company must consider. As of June 30, 2022, the negative evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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

17. SUBSEQUENT EVENTS

AVON PRODUCTS, INC.
As set out in Note 7, Contingencies, following the enactment in Brazil of Law No 14,395 by the National Congress on 8 July 2022, the total disputed IPI assessments of $463 as of June 30, 2022 are now classified as a remote risk of loss whereas previously they were classified as a reasonably possible risk of loss.

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
During the six months ended June 30, 2022, revenue decreased 24% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and unfavorably impacted by the recognition of certain Brazil indirect taxes in the prior-year period.
Excluding these items, Adjusted revenue decreased 25% unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Russian ruble, Polish zloty, Philippine peso, Chilean peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 21% driven by declines of 11% in Avon International and 30% in Avon Latin America, mostly as a result of (i) the sale of Avon Luxembourg on July 1, 2021, (ii) decreases in Active Representatives in most markets and (iii) the impact of the ongoing war between Ukraine and Russia. During the six months ended June 30, 2022, revenues from Russia and Ukraine represented approximately 7% of total revenue compared to approximately 8% for the six months ended June 30, 2021.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 8% as a 6% increase in Average Representative Sales was more than offset by a 14% decrease in Active Representatives.
Units sold decreased 27% (14% decrease excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for additional information related to changes in revenue by segment.
COVID-19, Russia-Ukraine war and going concern
In 2021 and the first half of 2022, the economic disruption caused by the COVID-19 pandemic has resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures have been compounded by the ongoing war between Russia and Ukraine, and by disruptions in global supply chains and climate events that hit electricity generation globally, among other events. Moreover, novel strains and variants of COVID-19 emerged in 2021 against which existing vaccines and acquired immunity may not be fully effective, and the rollout of vaccination programs worldwide have compromised the ability of certain countries to effectively contain the spread and the toll of the virus. While some restrictions have been lifted in the markets in which we operate, they may be reimplemented if the contagion does not subside, which could suppress economic activity.
As a result, we continue to closely monitor the evolution and impacts of the pandemic and the war in the markets in which we operate, especially with regards to Supply Chain impacts on availability of raw materials as well as inflationary costs and potential gas shortages, as well as the impacts on consumer trends and demands due to restrictions. We continuously analyze the situation and act to minimize impacts on the operations and on the equity and financial position of the Company, with the

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

objective of implementing appropriate measures, ensuring the continuity of operations, hedge cash, improve liquidity and promote the health and safety of all.
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
As of the date of this report, we are unable to estimate the longer-term economic impact of both the war in Russia / Ukraine and the Global pandemic on our business. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to the war and COVID-19.
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
Turkey Currency
During the quarter ended March 31, 2022, published official exchange rates for Turkey indicated that the three-year cumulative inflation rate has exceeded 100%. As a result, we concluded that Turkey has become a highly inflationary economy. From April 1, 2022, we have applied inflationary accounting for our Turkish subsidiary. As such, the functional currency for Turkey has changed to the U.S. dollar, which is the consolidated group's reporting currency.
As a result of highly inflationary accounting for our Turkish subsidiary, the most significant impacts in our Consolidated Statement of Operations, are in cost of sales, primarily due to inventory being accounted for at its historical dollar cost, and in other (expense) income, net, primarily associated with the net monetary position of Turkey. However, these impacts are not considered material to our Consolidated Income Statements.
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
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED JUNE 30, 2022 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

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

The Company believes that it is meaningful for investors to be made aware of the impacts of 1) CTI restructuring initiatives; 2) costs associated with the early termination of debt; 3) certain Brazil indirect taxes and 4) the settlement agreement to resolve a breach of contract dispute.

1)    CTI restructuring initiatives include the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 11, Restructuring Initiatives, to the Consolidated Financial Statements contained herein for further information.

2)    During the second quarter of 2022, the Company incurred costs of $15.7 associated with the early repayment of the $461.9 aggregate principal of the 5% Notes due in March 2023, in May 2022.

3)    The three and six-month periods ended June 30, 2021 include the impact of certain Brazil indirect taxes of approximately $12, which were recorded in product sales and other income.

4)     In June 2022, an Avon subsidiary concluded the negotiation of a settlement agreement to resolve a breach of contract dispute in Japan. As a result, Avon received cash compensation in the amount of $27.0 million of which $3.3 million related to the settlement of historically recognized revenues and the remaining $23.7 million was recognized as revenue in the quarter ended June 30, 2022.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	%/Basis Point Change	2022	2021	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$713.2	$917.0	(22)%	$1,376.5	$1,821.4	(24)%
Cost of sales	(301.9)	(376.9)	(20)%	(589.3)	(775.2)	(24)%
Cost of sales from affiliates of Natura &Co	(7.8)	(8.1)	(4)%	(12.0)	(15.2)	(21)%
Selling, general and administrative expenses	(432.7)	(551.1)	(21)%	(866.6)	(1,087.2)	(20)%
Operating loss	(29.2)	(19.1)	53%	(91.4)	(56.2)	63%
Interest expense	(8.8)	(16.7)	*	(21.8)	(31.5)	(31)%
Interest expense on Loans from affiliates of Natura &Co	(19.9)	(9.7)	*	(35.2)	(18.5)	90%
Loss on extinguishment of debt and credit facilities	(15.7)	—	*	(15.7)	—	*
Interest income	.6	(.1)	*	1.5	.1	*
Interest income on Loans to affiliates of Natura &Co	.9	—	*	1.6	—	*
Other income (expense), net	6.4	4.9	31%	10.9	3.6	203%
Gain on sale of business / assets	—	1.5	(100)%	—	1.5	(100)%
Loss from continuing operations, before income taxes	(65.7)	(39.2)	68%	(150.1)	(101.0)	49%
Loss from continuing operations, net of tax	(62.1)	(58.0)	7%	(151.3)	(126.9)	19%
Net loss attributable to Avon	$(74.9)	$(61.6)	22%	$(172.1)	$(125.2)	37%

Advertising expenses(1)	$(20.0)	$(18.6)	8%	$(40.2)	$(36.2)	11%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$713.2	$917.0	(22)%	$1,376.5	$1,821.4	(24)%
Settlement agreement	(23.7)	—		(23.7)	—
Certain Brazil taxes	—	(9.4)		—	(9.4)
Adjusted revenue	$689.5	$907.6	(24)%	$1,352.8	$1,812.0	(25)%

Avon Luxembourg	—	(128.1)	*	—	(249.2)	*
Adjusted revenue excluding Avon Luxembourg	$689.5	$779.5	(12)%	$1,352.8	$1,562.8	(13)%

Gross margin	56.6%	58.0%	(140)	57.2%	57.4%	(20)
Settlement agreement	(1.5)	—	(150)	(.8)	—	(80)
Certain Brazil taxes	—	(.4)	40	—	(.2)	20
Adjusted gross margin	55.1%	57.6%	(250)	56.4%	57.2%	(80)

Avon Luxembourg	—	1.0%	(100)	—	.9%	(90)
Adjusted Gross Margin excluding Avon Luxembourg	55.1%	58.6%	(350)	56.4%	58.1%	(170)

Selling, general and administrative expenses as a % of total revenue	60.7%	60.1%	60	63.0%	59.7%	330
CTI restructuring	(2.2)	(3.3)	110	(1.9)	(2.7)	80
Settlement agreement	2.1	—	210	1.1	—	110
Certain Brazil taxes	—	.6	(60)	—	.3	(30)
Adjusted selling, general and administrative expenses as a % of total revenue	60.6%	57.4%	320	62.2%	57.3%	490

Avon Luxembourg	—	2.4%	*	—	2.4%	*

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	%/Basis Point Change	2022	2021	%/Basis Point Change
Adjusted selling, general and administrative expenses as a % of total revenue excluding Avon Luxembourg	60.6%	59.8%	80	62.2%	59.7%	250

Operating loss	$(29.2)	$(19.1)	53%	$(91.4)	$(56.2)	63%
CTI restructuring	15.5	30.4		26.3	49.9
Settlement agreement	(23.7)	—		(23.7)	—
Certain Brazil taxes	—	(9.4)		—	(9.4)
Adjusted operating income (loss)	$(37.4)	$1.9	*	$(88.8)	$(15.7)	466%

Avon Luxembourg	—	(10.8)	*	—	(21.3)	*
Adjusted operating loss excluding Avon Luxembourg	$(37.4)	$(8.9)	*	$(88.8)	$(37.0)	140%

Operating margin	(4.1)%	(2.1)%	(200)	(6.6)%	(3.1)%	(350)
CTI restructuring	2.2	3.3	(110)	1.9	2.7	(80)
Settlement agreement	(3.6)	—	(360)	(1.9)	—	(190)
Certain Brazil taxes	—	(1.0)	100	—	(.5)	50
Adjusted operating margin	(5.5)%	0.2%	(570)	(6.6)%	(0.9)%	(570)

Sale of Avon Luxembourg	—	(1.4)%	*	—%	(1.5)%	*
Adjusted operating margin excluding Avon Luxembourg	(5.5)%	(1.2)%	(430)	(6.6)%	(2.4)%	(420)

Change in Constant $ Adjusted operating margin(2)			(460)			(390)

Loss before taxes	$(65.7)	$(39.2)	68%	$(150.1)	$(101.0)	49%
CTI restructuring	15.5	30.4		26.3	49.9
Settlement agreement	(23.7)	—		(23.7)	—
Loss on early termination of debt	15.7	—		15.7	—
Certain Brazil taxes	—	(9.4)		—	(9.4)
Adjusted loss before taxes	$(58.2)	$(18.2)	220%	$(131.8)	$(60.5)	118%

Income taxes	$3.6	$(18.8)	(119)%	$(1.2)	$(25.9)	(95)%

Effective tax rate	5.5%	(48.0)%	*	(0.8)%	(25.6)%

Performance Metrics
Change in Active Representatives			(26)%			(26)%
Change in units sold			(26)%			(27)%
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended June 30, 2022
Revenue
During the three months ended June 30, 2022, revenue decreased 22% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and unfavorably impacted by the recognition of certain Brazil indirect taxes in the prior-year period.
Excluding these items, Adjusted revenue decreased 24% unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Brazilian real and the Russian ruble, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Pound sterling, Polish zloty, Philippine peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 20% driven by declines of 11% in Avon International and 28% in Avon Latin America, mostly as a result of (i) the sale of Avon Luxembourg on July 1, 2021, (ii) decreases in Active Representatives in most markets and (iii) the impact of the ongoing war between Ukraine and Russia. During the three months ended June 30, 2022, revenues from Russia and Ukraine represented approximately 6% of total revenue compared to approximately 7% for the three months ended June 30, 2021.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 7% as a 7% increase in Average Representative Sales was more than offset by a 12% decrease in Active Representatives.
Units sold decreased 26% (13% decrease excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 200 basis points including the impact of lower restructuring expenses in the current year period, the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and the recognition of certain Brazil indirect taxes in the prior-year period. Excluding these items, Adjusted operating margin decreased by 570 basis points compared to the same period of 2021, due to the decrease in gross margin and higher SG&A as a percentage of total revenue. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin decreased 250 basis points compared to the same period of 2021 due to higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased by 60 basis points including the impact of lower restructuring expenses in the current year period, the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and the recognition of certain Brazil indirect taxes in the prior-year period. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue increased 320 basis points, compared to the same period of 2021. The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of our lower revenue, which resulted in a deleveraging of our fixed expenses, as well as increases in advertising expenses.
Other Expenses
Total interest income increased by approximately $2 and total interest expense increased by approximately $2 driven by higher loans from affiliates compared to the prior-year period.
Loss on extinguishment of debt of $15.7 in the quarter ended June 30, 2022 represents the costs associated with the early repayment of the $461.9 aggregate principal of the 5% Notes due in March 2023, in May 2022.
Other income (expense), net, of approximately $6 represents a favorable impact of $2 compared to the second quarter of 2021 primarily attributable to higher foreign exchange gains in the current period.
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
Our effective tax rates for the three months ended June 30, 2022 and 2021 were 5.5% and (48.0)%, respectively. The effective tax rates for the three months ended June 30, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the quarter ended June 30, 2022 was unfavorably impacted by other miscellaneous net tax expense of $.4. The effective tax rate in the quarter ended June 30, 2021 was unfavorably impacted by the accrual of net income tax expense of $7.0 associated with recording a valuation allowance of $6.0 and, reserves for uncertain tax positions of $1.4, net of miscellaneous income tax expense of approximately $.4.
Our Adjusted effective tax rates for the three months ended June 30, 2022 and 2021 were 3.2% and (72.5)%, respectively. The Adjusted effective tax rates in 2022 and 2021 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate for the second quarter of 2022 was unfavorably impacted by other miscellaneous net tax expense of $0.4. The Adjusted effective tax rate in the second quarter of 2021 was unfavorably impacted by the accrual of net income tax expense of $7.0 associated with recording a valuation allowance of $6.0 and, reserves for uncertain tax positions of $1.4 net of miscellaneous income tax expense of approximately $.4.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of June 30, 2022, the COVID-19 pandemic is an example of negative evidence the Company must consider. As of June 30, 2022, the negative evidence associated with COVID-19 has not required the recording of additional valuation allowances against deferred tax assets that are expected to be realized in future periods. The Company will continue to monitor the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its remaining deferred tax assets. Potential negative evidence, including such things as the worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact on operating profit and Adjusted operating profit of approximately $10, or approximately 100 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact on operating profit and Adjusted operating profit of less than $5, or less than 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a favorable impact of approximately $5 before tax on both a reported and Adjusted basis.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Six Months Ended June 30, 2022
Revenue
During the six months ended June 30, 2022, revenue decreased 24% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and unfavorably impacted by the recognition of certain Brazil indirect taxes in the prior-year period.
Excluding these items, Adjusted revenue decreased 25% unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Russian ruble, Polish zloty, Philippine peso, Chilean peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 21% driven by declines of 11% in Avon International and 30% in Avon Latin America, mostly as a result of (i) the sale of Avon Luxembourg on July 1, 2021, (ii) decreases in Active Representatives in most markets and (iii) the impact of the ongoing war between Ukraine and Russia. During the six months ended June 30, 2022, revenues from Russia and Ukraine represented approximately 7% of total revenue compared to approximately 8% for the six months ended June 30, 2021.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 9% as a 6% increase in Average Representative Sales was more than offset by a 14% decrease in Active Representatives.
Units sold decreased 27% (14% decrease excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 350 basis points including the impact of lower restructuring expenses in the current year period, the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and the recognition of certain Brazil indirect taxes in the prior-year period. Excluding these items, Adjusted operating margin decreased by 570 basis points compared to the same period of 2021, due to the decrease in gross margin and higher SG&A as a percentage of total revenue. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin decreased 80 basis points, compared to the same period of 2021 due to higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased by 330 basis points including the impact of lower restructuring expenses in the current year period, the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and the recognition of certain Brazil indirect taxes in the prior-year period. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue increased 490 basis points, compared to the same period of 2021. The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of our lower revenue, which resulted in a deleveraging of our fixed expenses, as well as increases in advertising expenses.
Other Expenses
Total interest income increased by approximately $3 and total interest expense increased by approximately $7 driven by higher loans from affiliates compared to the prior-year period.
Loss on extinguishment of debt of $15.7 in the six-month period ended June 30, 2022 represents the costs associated with the early repayment of the $461.9 aggregate principal of the 5% Notes due in March 2023, in May 2022.
Other income (expense), net, of approximately $11 represents a favorable impact of $7 compared to the six-month period ended June 30, 2021 primarily attributable to higher foreign exchange gains in the current period.
Effective Tax Rate
The effective tax rates in 2022 and 2021 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2022 and 2021 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges,

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover costs incurred in the U.S. and U.K., such as interest on debt and corporate overhead.
Our effective tax rates for the six months ended June 30, 2022 and 2021 were (.8)% and (25.6%), respectively. The effective tax rates for the six months ended June 30, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the first half of 2022 was unfavorably impacted by the recording of valuation allowance of $3.8 and other miscellaneous net tax expense of $3.8. The effective tax rate in the first half of 2021 was unfavorably impacted by the accrual of net income tax expense of $9.4 associated with recording a valuation allowance of $6.0, reserves for uncertain tax positions of $2.6, and legislative changes of $.8.
Our Adjusted effective tax rates for the six months ended June 30, 2022 and 2021 were (2.9)% and (38.7%), respectively. The Adjusted effective tax rates in 2022 and 2021 were impacted by country mix of earnings and withholding taxes. The Adjusted effective tax rate in the first half of 2022 was unfavorably impacted by the recording of valuation allowances of $3.8 and other miscellaneous net tax expense of $3.8. The Adjusted effective tax rate in the first half of 2021 was unfavorably impacted by the accrual of net income tax expense of $9.4 associated with recording a valuation allowance of $6.0, reserves for uncertain tax positions of $2.6, and legislative changes of $.8.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. As of June 30, 2022, the global COVID-19 pandemic is a piece of negative evidence the Company must consider in this assessment. As of June 30, 2022, the increase in negative evidence due to COVID-19 has not resulted in any changes to the Company’s conclusions regarding the realizability of existing deferred tax assets that are not subject to a valuation allowance. The Company will continue to monitor the evolution of the COVID-19 pandemic and other effects that could impact the conclusions regarding the realizability of its deferred tax assets. Potential negative evidence, including worsening of the economies in the markets we operate in and reduced profitability of our markets could give rise to a need for a valuation allowance to reduce our deferred tax assets in upcoming quarters.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact on operating profit and Adjusted operating profit of approximately $10, or approximately 50 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had an unfavorable impact on operating profit and Adjusted operating profit of approximately $5, or approximately 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a favorable impact of approximately $10 before tax on both a reported and Adjusted basis.

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
Avon International

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2022	2021	US$	Constant $	2022	2021	US$	Constant $
Total revenue	$357.6	$416.4	(14)%	(5)%	$710.9	$847.3	(16)%	(7)%
Settlement agreement	(23.7)	—	*	*	(23.7)	—	*	*
Adjusted revenue	333.9	416.4	(20)%	(11)%	687.2	847.3	(19)%	(11)%

Segment profit/(loss)	24.9	.6	*	*	24.0	(6.4)	*	*
Settlement agreement	(23.7)	—	*	*	(23.7)	—	*	*
Adjusted Segment profit/(loss)	1.2	.6	100%	*	.3	(6.4)	*	*

Segment margin	7.0%	.1%	690	620	3.4%	(.8)%	420	420
Settlement agreement	(6.6)%	—%	(660)	(690)	(3.3)%	—%	(330)	(350)
Adjusted segment margin	.4%	.1%	30	(70)	.1%	(.8)%	90	70

Change in Active Representatives				(20)%				(19)%
Change in units sold				(19)%				(18)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2022
Total revenue decreased 14% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period. Excluding these items Adjusted revenue decreased 20% unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Russian ruble, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Pound sterling, Polish zloty and the Philippine peso.
On a Constant $ basis, Adjusted revenue decreased 11% driven by an increase in Average Representative Sales which was more than offset by a 20% decrease in Active Representatives across most markets in Europe, Middle East & Africa and Asia Pacific. The decrease in Revenue and Constant $ revenue was also due, in part, to the ongoing war between Ukraine and Russia which affected revenues in this region.
Segment margin increased 690 basis points, or decreased 70 basis points on a Constant $ Adjusted segment margin basis, as the decrease in the Constant $ Adjusted gross margin was offset by the lower Constant $ Adjusted SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin declined as favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to lower sales leader and field investments as investments made during the prior-year period to support our Representatives in response to the COVID-19 pandemic were discontinued in the current year.
Six Months Ended June 30, 2022
Total revenue decreased 16% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period. Excluding these items Adjusted revenue decreased 19% unfavorably impacted by foreign exchange variations, primarily driven by the strengthening of the U.S. dollar relative to the Turkish lira, Russian ruble, Polish zloty and the Philippine peso.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a Constant $ basis, Adjusted revenue decreased 11% driven by an increase in Average Representative Sales which was more than offset by a 19% decrease in Active Representatives across most markets in Europe, Middle East & Africa and Asia Pacific. The decrease in Revenue and Constant $ revenue was also due, in part, to the ongoing war between Ukraine and Russia which affected revenues in this region.
Segment margin increased 420 basis points, or 70 basis points on a Constant $ Adjusted segment margin basis, as the decrease in the Constant $ Adjusted gross margin was offset by the lower Constant $ Adjusted SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin declined as the favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to lower sales leader and field investments as investments made during the prior-year period to support our Representatives in response to the COVID-19 pandemic were discontinued in the current year.
Avon Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
			%/Basis Point Change				%/Basis Point Change
	2022	2021	US$	Constant $	2022	2021	US$	Constant $
Total revenue	$347.7	$491.9	(29)%	(29)%	$654.0	$957.7	(32)%	(31)%
Certain Brazil taxes	—	(9.4)	*	*		(9.4)	*	*
Adjusted revenue	347.7	482.5	(28)%	(28)%	654.0	948.3	(31)%	(30)%

Avon Luxembourg	—	(128.1)	*	*		(249.2)	*	*
Adjusted revenue excluding Avon Luxembourg	347.7	354.4	(2)%	(2)%	654.0	699.1	(6)%	(6)%

Segment (loss)/profit	(32.3)	17.6	*	*	(76.9)	13.0	*	*
Certain Brazil taxes	—	(9.4)	*	*		(9.4)	*	*
Adjusted segment (loss)/profit	(32.3)	8.2	*	*	(76.9)	3.6	*	*

Avon Luxembourg	—	(10.8)	*	*		(21.4)	*	*
Adjusted segment loss excluding Avon Luxembourg	(32.3)	(2.6)	*	*	(76.9)	(17.8)	*	*

Segment margin	(9.3)%	3.6%	(1,290)	(1,210)	(11.8)%	1.4%	(1,320)	(1,260)
Certain Brazil taxes	—%	(1.9)%	190	190	—%	(1.0)%	100	100
Adjusted segment margin	(9.3)%	1.7%	(1,100)	(1,020)	(11.8)%	.4%	(1,220)	(1,160)

Avon Luxembourg	—%	(2.4)%	240	240		(2.9)%	292	287
Adjusted segment margin excluding Avon Luxembourg	(9.3)%	(.7)%	(860)	(781)	(11.8)%	(2.5)%	(930)	(870)

Change in Active Representatives				(29)%				(30)%
Change in units sold				(30)%				(32)%
*Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended June 30, 2022
Total revenue decreased 29% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazilian indirect taxes in the prior-year period. Excluding this item, Adjusted revenue decreased 28% with the impact of foreign exchange being broadly neutral as the weakening of the U.S. dollar relative to the Brazilian real offset by the strengthening of the U.S. dollar relative to the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 28% which includes the impact from the sale of Avon Luxembourg, including our Mexican business, on July 1, 2021. Constant $ Adjusted revenue excluding the impact of the sale of Avon

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Luxembourg decreased 2% as a slight increase in Average Representative Sales was more than offset by a 6% decrease in Active Representatives.
Revenue decreased in many markets largely driven by decreases in Active Representatives
Revenue in Brazil decreased 8% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazil indirect taxes in the prior-year period. Excluding this item, Adjusted revenue decreased 3% favorably impacted by foreign exchange. On an Adjusted Constant $ basis, revenue decreased 9% primarily driven by a decrease in Active Representatives and changes in macro-economic conditions.
Segment margin decreased 1,290 basis points, or 1,210 basis points on a Constant $ Adjusted segment margin basis, which was largely due the decline in Constant $ Adjusted gross margin and the impact of revenue decline causing deleverage of our fixed expenses.
Constant $ Adjusted gross margin declined as the favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of revenue decline, causing a deleveraging of our fixed expenses.
Six Months Ended June 30, 2022
Total revenue decreased 32% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazil indirect taxes in the prior-year period. Excluding this item, Adjusted revenue decreased 31% unfavorably impacted by foreign exchange variations primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, offset by the strengthening of the U.S. dollar relative to the Chilean peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 30% which includes the impact from the sale of Avon Luxembourg, including our Mexican business, on July 1, 2021. Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 6% as a slight increase in Average Representative Sales was more than offset by a 10% decrease in Active Representatives.
Revenue decreased in many markets largely driven by decreases in Active Representatives
Revenue in Brazil decreased 11% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazil indirect taxes in the prior-year period. Excluding this item, Adjusted revenue decreased 8% favorably impacted by foreign exchange. On an Adjusted Constant $ basis, revenue decreased 14% primarily driven by a decrease in Active Representatives and changes in macro-economic conditions.
Segment margin increased 1,320 basis points, or 1,160 basis points on a Constant $ Adjusted segment margin basis, was largely due the decline in Constant $ Adjusted gross margin and the impact of revenue decline causing deleverage of our fixed expenses.
Constant $ Adjusted gross margin declined as the favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of revenue decline, causing a deleveraging of our fixed expenses.

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
The Company has cash on hand of approximately $157 as of June 30, 2022.
Refinancing and the subsequent repurchase of Unsecured Notes
In May 2022, Avon Products, Inc and Avon Cosmetics Limited entered into Promissory Notes with a subsidiary of Natura &Co Holding in the amount of $405 and $215 respectively. The Promissory Notes bear interest at a rate per annum of 6.71% and mature on May 17, 2029. In addition, in June 2022 Avon Cosmetics Limited entered into an additional Promissory Note with a subsidiary of Natura &Co Holding in the amount of $115. This Promissory Note bears interest at a rate per annum of 6.51% and matures on June 28, 2029.
In May 2022, we repurchased $461.9 of our 5% Notes due 15 March, 2023. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of $15.0 and accrued interest of $5.4. In connection with the repurchase, we incurred a loss on extinguishment of debt of $15.7 before tax in the quarter ended June 30, 2022 consisting of the $15.0 premium paid for the repurchase and $.7 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.
In June 2022, the $210 outstanding under the Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company, maturing in November 2022, was repaid in full.
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
Off balance sheet arrangements
At June 30, 2022, the Company has issued a number of guarantees totaling $181000 that it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil. See Note 7, Contingencies, to the Consolidated Financial Statements included herein for more information. The company has no other material off balance sheet arrangements at June 30, 2022.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Cash Flows
Net Cash Used by Operating Activities of Continuing Operations
Net cash used by operating activities of continuing operations during the first six months of 2022 was approximately $237 as compared to net cash used by operating activities of continuing operations of approximately $217 during the first six months of 2021, an increased cash outflow of approximately $20. This was primarily driven by movements in working capital, offset by increased losses in the first six months of 2022.
Net Cash Used by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first six months of 2022 was approximately $25, as compared to net cash used by continuing investing activities of approximately $30 during the first six months of 2021. The approximate $5 decrease to net cash used by continuing investing activities was primarily driven by reduced capital expenditure in the first six months of 2022 compared to the first six months of 2021.
Net Cash Provided by Financing Activities of Continuing Operations
Net cash provided by continuing financing activities during the first six months of 2022 was approximately $175, as compared to cash provided by continuing financing activities of $146 in the first six months of 2021. The approximate $29 increase to net cash from financing activities was primarily driven by the repayment of related party loans during the first six months of 2022.

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
•general economic and business conditions in our markets, including social, economic and political uncertainties, such as the ongoing war between Ukraine and Russia or elsewhere, and any existing and potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate. See also “Item 1A. Risk Factors—Risks Related to Our International Operations— Our ability to conduct business in our international markets may be affected by economic, political, legal, tax and regulatory risks” and “Item 1A. Risk Factors—Risks Related to Our International Operations—The ongoing war between Ukraine and Russia may have a material adverse effect on our business, financial condition and results of operations” included in Item 1A of this report;

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the Consolidated Financial Statements included herein.

ITEM 1A. RISK FACTORS

The following additional risk factor should be read in conjunction with the risk factors set forth under "Risk Factors" in Item 1A of our 2021 Annual Report. The developments described below have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2021 Annual Report, and such risk factors are further qualified by the information relating to our operations in Russia and Ukraine as described in this Form 10-Q and our Form 10-Q for the quarter ended March 31, 2022 (“Q1 2022 Form 10-Q”), including in the additional risk factor below.
You should carefully consider the risks described below and in our 2021 Annual Report in addition to the other information set forth in this Form 10-Q, our Q1 2022 Form 10-Q and in our 2021 Annual Report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, may have a material adverse effect on our business, financial condition and results of operations. The risks described below and in our 2021 Annual Report are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.
The ongoing war between Ukraine and Russia may have a material adverse effect on our business, financial condition and results of operations.
The ongoing war between Russia and Ukraine has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including from the members of the North Atlantic Treaty Organization, or “NATO.” Following Russia’s invasion of Ukraine beginning on February 24, 2022, the United States, the UK, the EU and other countries announced broad economic sanctions against Russia, including financial measures such as freezing Russia’s central bank assets and limiting its ability to access its U.S. dollar reserves. The United States, the EU and the UK have also banned people and businesses from dealings with the Russian central bank, its finance ministry and its wealth fund, among others. Selected Russian banks will also be removed from the Swift messaging system, which enables the smooth transfer of money across borders. Other sanctions by the UK include major Russian banks being excluded from the UK financial system, stopping them from accessing sterling and clearing payments, major Russian companies and the state being stopped from raising finance or borrowing money on the UK markets, and the establishment of limits on deposits Russians can make at UK banks. The United States, the EU and the UK have also adopted personal measures, such as sanctions on individuals with close ties to Mr. Putin, and placed visa restrictions on several Russian oligarchs, as well as their family members and close associates, as well as asset freezes. While the precise effect of the ongoing war and these sanctions on the Russian and global economies remains uncertain, they have already resulted in significant volatility in financial markets, depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar and other major currencies, as well as in an increase in energy and commodity prices globally. Should the conflict continue to increase, markets may face continued volatility as well as economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services, the risk of unavailability of information technology systems and infrastructure, among others, given that Russia and Ukraine are significant exporters of commodities. Given that Russia and Ukraine are among the largest grain exporters in the world, impacts on financial markets, inflation, interest rates, unemployment and other matters could affect the global economy that is currently recovering from the effects of the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyber-terrorism activities and attacks, exodus to regions close to the areas of conflict and increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.
We have sales operations in multiple countries including in Russia and Ukraine and we are continuously monitoring the developments to assess any potential future impacts that may arise as a result of the ongoing crisis. Given our operations in Russia and Ukraine, the adverse effects—global or localized—of the ongoing war between Russia and Ukraine, and/or economic sanctions and import and/or export controls to be imposed on the Russian government by the United States, the UK, the EU or others, and the above-mentioned adverse effect on the wider global economy and market conditions could, in turn, have a material adverse effect on our business, financial condition and results of operations.

AVON PRODUCTS, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

AVON PRODUCTS, INC.
ITEM 6. EXHIBITS

10.1
Promissory Note dated as of June 29, 2022 between Avon Cosmetics Limited and Natura &Co Luxembourg Holdings S.à.r.l. (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on July 1, 2022).

10.2
Promissory Note dated as of May 17, 2022 between Avon Products, Inc. and Natura &Co UK Holdings Plc (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on May 23, 2022).

10.3
Promissory Note dated as of May 17, 2022 between Avon Cosmetics Limited and Natura &Co UK Holdings Plc (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on May 23, 2022).

10.4
Amendment Number One dated as of June 17, 2022, to the Intellectual Property License Agreement, dated as of March 1, 2016, among Avon Products, Inc., Avon International Operations, Inc., Avon NA IP LLC and New Avon LLC.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	August 12, 2022	/s/ Samantha Hutchison
Samantha Hutchison
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.