Form 10-Q
period 2022-09-30
AVON PRODUCTS INC
filed 2022-11-10
CIK 8868

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

The number of shares of Common Stock (par value $0.01) outstanding at September 30, 2022 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2022	September 30, 2021
Product sales	$627.8	$728.7
Other revenue	30.4	33.1
Revenue from affiliates of Natura &Co	5.7	6.5
Total revenue	663.9	768.3
Costs, expenses and other:
Cost of sales	(290.0)	(316.5)
Cost of sales from affiliates of Natura &Co	(5.7)	(4.8)
Selling, general and administrative expenses	(417.5)	(465.9)
Operating loss	(49.3)	(18.9)

Interest expense	(11.1)	(21.1)
Interest expense on Loan from affiliates of Natura &Co	(28.4)	(16.2)
Interest income	5.7	.3
Interest income from affiliates of Natura &Co	1.4	.8
Other income (expense), net	(5.7)	.7
Gain on sale of business/assets	—	8.3
Total other expenses	(38.1)	(27.2)

Loss from continuing operations, before income taxes	(87.4)	(46.1)
Income taxes	(22.1)	10.4
Loss from continuing operations, net of tax	(109.5)	(35.7)
(Loss) income from discontinued operations, net of tax	(14.5)	(7.4)
Net loss	(124.0)	(43.1)
Net (income) loss attributable to noncontrolling interests	(.1)	.6
Net loss attributable to Avon	$(124.1)	$(42.5)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021
Product sales	$1,906.1	$2,443.9
Other revenue	117.0	122.9
Revenue from affiliates of Natura &Co	17.3	22.9
Total revenue	2,040.4	2,589.7
Costs, expenses and other:
Cost of sales	(879.3)	(1,091.6)
Cost of sales from affiliates of Natura &Co	(17.7)	(20.1)
Selling, general and administrative expenses	(1,284.1)	(1,553.1)
Operating loss	(140.7)	(75.1)

Interest expense	(32.9)	(52.6)
Interest expense on Loan from affiliates of Natura &Co	(63.6)	(34.7)
Loss on extinguishment of debt	(15.7)	—
Interest income	7.2	.4
Interest income from affiliates of Natura &Co	3.0	.8
Other income (expense), net	5.2	4.3
Gain on sale of business/assets	—	9.8
Total other expenses	(96.8)	(72.0)

Loss from continuing operations, before income taxes	(237.5)	(147.1)
Income taxes	(23.3)	(15.5)
Loss from continuing operations, net of tax	(260.8)	(162.6)
(Loss) income from discontinued operations, net of tax	(35.2)	(6.5)
Net loss	(296.0)	(169.1)
Net (income) loss attributable to noncontrolling interests	(.2)	1.4
Net loss attributable to Avon	$(296.2)	$(167.7)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2022	September 30, 2021
Net loss	$(124.0)	$(43.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	44.6	(5.7)
Unrealized loss on revaluation of long-term intercompany balances	(18.2)	(3.8)
Change in unrealized loss on cash flow hedges	.3	—
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.2 and $0.2	1.2	.7
Total other comprehensive income (loss), net of income taxes	27.9	(8.8)
Comprehensive loss	(96.1)	(51.9)
Less: comprehensive (income) loss attributable to noncontrolling interests	(.4)	.9
Comprehensive loss attributable to Avon	$(96.5)	$(51.0)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021
Net loss	$(296.0)	$(169.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	125.9	(1.4)
Unrealized loss on revaluation of long-term intercompany balances	(34.9)	(21.7)
Change in unrealized loss on cash flow hedges	1.1	—
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.5 and $0.6	3.7	3.2
Total other comprehensive income (loss), net of income taxes	95.8	(19.9)
Comprehensive loss	(200.2)	(189.0)
Less: comprehensive (income) loss attributable to noncontrolling interests	(.6)	1.6
Comprehensive loss attributable to Avon	$(200.8)	$(187.4)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2021 (Audited) and September 30, 2022 (Unaudited)

(In millions)	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$216.7	$251.5
Accounts receivable, net	194.4	198.7
Receivables from affiliates of Natura &Co	45.0	34.1
Loans to affiliates of Natura &Co	47.9	46.6
Inventories	390.4	384.1
Prepaid expenses and other	145.1	165.6
Assets held for sale	7.9	2.8
Total current assets	1,047.4	1,083.4
Property, plant and equipment, at cost	851.7	942.5
Less accumulated depreciation	(527.5)	(578.8)
Property, plant and equipment, net	324.2	363.7
Right-of-use assets	93.3	111.1
Goodwill	62.5	72.1
Deferred tax asset	54.6	121.4
Loans to affiliates of Natura &Co	51.3	46.7
Other assets	461.3	509.4
Total assets	$2,094.6	$2,307.8
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$116.0	$32.6
Loans from affiliates of Natura &Co	274.1	371.7
Accounts payable	442.3	522.8
Payables to affiliates of Natura &Co	51.4	29.4
Accrued compensation	61.3	81.5
Other accrued liabilities	239.5	273.4
Sales taxes and taxes other than income	78.3	66.8
Income taxes	1.6	11.6
Current liabilities of discontinued operations	46.8	31.7
Total current liabilities	1,311.3	1,421.5
Long-term debt	214.7	676.0
Loans from affiliates of Natura &Co	1,375.1	736.3
Long-term operating lease liability	72.9	87.5
Employee benefit plans	81.5	84.6
Long-term income taxes	25.9	81.5
Other liabilities	63.1	75.1
Total liabilities	3,144.5	3,162.5
Shareholders’ Deficit
Additional paid-in capital	636.3	631.2
Retained losses	(700.4)	(404.2)
Accumulated other comprehensive loss	(989.0)	(1,085.5)
Total Avon shareholders’ deficit	(1,053.1)	(858.5)
Noncontrolling interests	3.2	3.8
Total shareholders’ deficit	(1,049.9)	(854.7)
Total liabilities and shareholders’ deficit	$2,094.6	$2,307.8

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net loss	$(296.0)	$(169.1)
Loss from discontinued operations, net of tax	(35.2)	(6.5)
Loss from continuing operations, net of tax	(260.8)	(162.6)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	31.5	39.6
Amortization	15.1	17.6
Provision for doubtful accounts	39.6	48.5
Provision for obsolescence	20.5	20.3
Share-based compensation	5.0	7.7
Foreign exchange (gains) losses	6.0	(1.2)
Deferred income taxes	3.3	(10.5)
Costs associated with debt issue / repayment	15.0	—
Impairment loss on assets	—	1.0
Gain on sale of business / assets	—	(8.3)
Other	4.1	(.9)
Changes in assets and liabilities:
Accounts receivable	(57.4)	(51.2)
Inventories	(51.5)	(76.4)
Prepaid expenses and other	(4.3)	6.1
Accounts payable and accrued liabilities	(10.6)	(80.9)
Income and other taxes	10.5	(8.8)
Noncurrent assets and liabilities	11.0	(38.2)
Net cash used by operating activities of continuing operations	(223.0)	(298.2)
Cash Flows from Investing Activities
Capital expenditures	(40.5)	(48.2)
Disposal of assets	3.4	2.3
Net proceeds from sale of business / assets	—	13.9
Net cash used by investing activities of continuing operations(1)	(37.1)	(32.0)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	135.0	(5.0)
Proceeds from debt from affiliates of Natura & Co	863.5	269.9
Repayment of debt	(733.2)	(57.5)
Repayment of debt to affiliates of Natura &Co	(52.8)	(31.7)
Repayment of debt by affiliates of Natura &Co	40.6	49.8
Costs associated with debt issue / repayment	(15.0)	—
Settlement of derivative contracts	12.0	(3.9)
Repayment of monetization of COFINS tax credits	—	(15.5)
Net cash provided by financing activities of continuing operations(1)	250.1	206.1
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(20.0)	(7.5)
Net cash used by discontinued operations	(20.0)	(7.5)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(4.8)	(16.5)
Net decrease in cash and cash equivalents, and restricted cash	(34.8)	(148.1)
Cash and cash equivalents, and restricted cash at beginning of period	251.5	373.4
Cash and cash equivalents, and restricted cash at end of period	$216.7	$225.3
The accompanying notes are an integral part of these statements.
(1) On July 1, 2021, the Company sold Avon Luxembourg Holdings S.à.r.l. ("Avon Luxembourg"), including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the Natura Revolving Credit Facility (as defined in Note 15 Debt). Under the terms of the transaction and the associated Direction and Settlement Agreement, no cash flows in either investing or financing activities arose as a result of the transaction.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-In Capital	Losses	Comprehensive Loss	Interests	Total
Balances at December 31, 2021	—	$—	$631.2	$(404.2)	$(1,085.5)	$3.8	$(854.7)
Net (loss) income	—	—	—	(97.2)	—	.2	(97.0)
Other comprehensive income	—	—	—	—	52.3	(.1)	52.2
Exercise/ vesting/ expense of share-based compensation	—	—	2.4	—	—	—	2.4
Balances at March 31, 2022(1)	—	$—	$633.6	$(501.4)	$(1,033.2)	$3.9	$(897.1)
Net loss	—	—	—	(74.9)	—	(.1)	(75.0)
Other comprehensive income	—	—	—	—	15.9	(.3)	15.6
Exercise/ vesting/ expense of share-based compensation	—	—	.6	—	—	—	.6
Balances at June 30, 2022 (1)	—	$—	$634.2	$(576.3)	$(1,017.3)	$3.5	$(955.9)
Net (loss) income	—	—	—	(124.1)	—	.1	(124.0)
Other comprehensive income (loss)	—	—	—	—	28.3	(.4)	27.9
Exercise/ vesting/ expense of share-based compensation	—	—	2.1	—	—	—	2.1
Balances at September 30, 2022 (1)	—	$—	$636.3	$(700.4)	$(989.0)	$3.2	$(1,049.9)

(1) The number of shares of Common Stock (par value $0.01 per share) outstanding at September 30, 2022 was 101.34.

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

(2) On July 1, 2021, the Company sold Avon Luxembourg and its subsidiaries, including our Mexican business, to a subsidiary of Natura &Co Holding S.A. for $150. The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148, representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale, and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings.

The accompanying notes are an integral part of these statements.

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We consistently applied the accounting policies described in our 2021 Annual Report on Form 10-K ("2021 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. On January 3, 2020, the Company completed the Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding" or "Natura &Co), and two subsidiaries of Natura &Co Holding pursuant to which, in a series of transactions (the "Transaction"). Upon the consummation of the Transaction, the Company became a wholly owned subsidiary of Natura &Co Holding; and Avon's common stock ceased to be traded on the NYSE. The Company files these unaudited interim Consolidated Financial Statements with the SEC as a voluntary filer to comply with the terms of certain debt instruments. For additional information, see Note 17, Agreement and Plan of Mergers with Natura Cosméticos contained in our 2021 Form 10-K.
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
Sale of Avon Luxembourg
On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the Natura Revolving Credit Facility.
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
COVID-19, Russia-Ukraine war and going concern
In 2021 and 2022, the economic disruption caused by the COVID-19 pandemic has resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures have been compounded in 2022 by the ongoing war between Russia and Ukraine, and by disruptions in global supply chains and climate events that hit electricity generation globally, among other events. Moreover, novel strains and variants of COVID-19 emerged in 2021 against which existing vaccines and acquired immunity may not be fully effective, and the rollout of vaccination programs worldwide have compromised the ability of certain countries to effectively contain the spread and the toll of the virus. While some restrictions have been lifted in the markets in which we operate, they may be reimplemented if contagion levels increase, which could suppress economic activity.
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
As of the date of this report, we are unable to estimate the longer-term economic impact of the ongoing Russia-Ukraine war and of the COVID-19 pandemic on our business. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to the Russia-Ukraine war and the COVID-19 pandemic.
See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2021 Annual Report.
Going Concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control and the ongoing war between Russia and Ukraine, we have observed some negative impacts on revenue in 2022, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business. This commitment is effective through to March 31, 2024, a period of more than 12 months from the date of issuance of the Consolidated Financial Statements.
Turkish Currency
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
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon during the three and nine-month periods ended September 30, 2022 and 2021, respectively, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative expenses	$(14.5)	$(7.4)	$(35.2)	$(6.5)
Operating (loss) income	$(14.5)	$(7.4)	$(35.2)	$(6.5)
(Loss) income from discontinued operations, net of tax	$(14.5)	$(7.4)	$(35.2)	$(6.5)

Assets and Liabilities Held for Sale
The major classes of assets comprising held for sale assets on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are shown in the following table:

	September 30, 2022	December 31, 2021

Current held for sale assets
Property, Plant & Equipment (net)	7.9	2.8
	$7.9	$2.8
At September 30, 2022, assets held for sale included one property in the Avon International segment. At December 31, 2021, assets held for sale included one property in the Avon Latin America Segment.
Divestitures
There were no divestitures during the quarter ended September 30, 2022. The divestitures below took place during 2021.
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
Sale of Spanish Distribution Center
In September 2021, the Company completed the sale of its Spanish Distribution Center for a total selling price of $14.7, the proceeds of which are presented as investing activities in the Consolidated Statement of Cash Flows. In the quarter ended September 30, 2021 the Company recognized a gain of $8.3 before and $6.2 after tax, which is reported separately in the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

Consolidated Statements of Operations representing the result of the proceeds plus the carrying value of the branch of the Spanish Distribution Center on the date of sale, less associated disposal costs.
Sale of Avon Luxembourg
On July 1, 2021, the Company sold Avon Luxembourg, including the Company's Mexican business, to a subsidiary of Natura &Co Holding for $150, with the proceeds used to repay maturing loans of $150 borrowed under the Natura Revolving Credit Facility. The sale was accounted for as a transaction under common control in accordance with ASC805 - Business Combinations, with the resulting gain of $148, representing the difference between the proceeds, the net assets of Avon Luxembourg on the date of sale and the cumulative foreign currency translation adjustment, taken directly to Retained Earnings. For additional information, see the Consolidated Statements of Changes in Shareholders' Deficit.
Sale of a Branch of the Italian Business
In June 2021, the Company completed the sale of a branch of its Italian business for a total selling price of $1.7, the proceeds of which will be received in installments between October 2021 and December 2026, and will be presented as investing activities in the Consolidated Statement of Cash Flows. In the quarter ended June 30, 2021, we recorded a gain of $1.4 before and after tax, which is reported separately in the Consolidated Statements of Operations representing the difference between the proceeds and the carrying value of this branch of our Italian business on the date of sale.

3. RELATED PARTY TRANSACTIONS
On January 3, 2020, the Company became a wholly owned subsidiary of Natura &Co Holding. From this point, Natura &Co Holding, its subsidiaries and affiliates became related parties of the Company. On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, beginning on July 1, 2021, transactions and balances between Avon International and Avon Luxembourg are no longer eliminated upon consolidation and instead are treated as transactions and balances with Related Parties.
The following tables present the related party transactions with Natura &Co and its affiliates and the Instituto Avon in Brazil. There are no other related party transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statement of Operations Data
Revenue from affiliates of Natura &Co(2)(1)	$5.7	$6.5	$17.3	$22.9
Cost of sales from affiliates of Natura &Co(2)(1)	$(5.7)	$(4.1)	$(17.7)	$(19.4)
Gross profit from affiliates of Natura &Co(2)(1)	$—	$2.4	$(.4)	$3.5

Interest expense on Loan from affiliates of Natura &Co(4)	$(25.8)	$(16.2)	$(61.0)	$(34.7)
Interest income on Loan to affiliates of Natura &Co(5)	$1.0	$.8	$2.6	$.8

	September 30, 2022	December 31, 2021
Balance Sheet Data
Trade Receivables due from affiliates of Natura &Co(1)	$29.1	$32.7
Derivative Receivables due from affiliates of Natura &Co(7)	$6.3	$—
Other receivables due from affiliates of Natura &Co(6)	$9.6	$1.4
Loans to affiliates of Natura &Co maturing within one year(6)	$47.9	$46.6
Loans to affiliates of Natura &Co maturing after one year(6)	$51.3	$46.7
Trade Payables due to affiliates of Natura &Co(6)	$(35.3)	$(24.5)
Derivative Payables due to affiliates of Natura &Co(6)	$(7.8)	$—
Other payables due to affiliates of Natura &Co(3)	$(8.3)	$(4.9)
Loans from affiliates of Natura &Co maturing within one year(4)	$(274.1)	$(371.7)
Loans from affiliates of Natura &Co maturing after one year(4)	$(1,375.1)	$(736.3)
Investments in affiliates of Natura &Co(5)	$.1	$.1

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

(1) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $5.7 and $4.5 associated with these agreements during the three months ended September 30, 2022 and 2021, respectively. The Company recorded gross profit from related party of nil and $.4 associated with these agreements during the three months ended September 30, 2022 and 2021, respectively. The Company recorded revenue from related party of $17.3 and $20.9 associated with these agreements during the nine months ended September 30, 2022 and 2021, respectively. The Company recorded gross loss from related party of $.4 and gross profit of $1.5 associated with these agreements during the nine months ended September 30, 2022 and 2021, respectively. Trade receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.
(2) The Company is party to a license agreement with Avon Mexico, whereby Avon Mexico pays the Company a variable royalty. The Company recorded revenue and gross profit from related party of nil associated with these agreements during the three months ended September 30, 2022, respectively. The Company recorded revenue and gross profit of $2 and $2, respectively, from related parties associated with these agreements during the three months ended September 30, 2021. The Company recorded revenue and gross profit from related party of nil associated with these agreements during the nine months ended September 30, 2022, respectively. The Company recorded revenue and gross profit of $2 and $2, respectively, from related parties associated with these agreements during the nine months ended September 30, 2021.
(3) The amount payable to Natura &Co mainly relates to the vesting and settlement of share-based compensation awards denominated in Natura &Co American Depository Receipts including the 2018 and 2019 long-term employee incentive program which vested and were automatically exercised in March 2021 and March 2022, respectively.
(4) Loans from affiliates of Natura &Co Holding at September 30, 2022 of $1,649.2 include $633.0 outstanding under a Promissory Note with Avon Beauty Limited with a maturity date of December 6, 2028, $405 outstanding under a Promissory Note with Avon Products, Inc. with a maturity date of May 17, 2029 and $337.4 outstanding under two Promissory Notes with Avon Cosmetics Limited with maturity dates of May 17, 2029 and June 28, 2029. In addition, loans from affiliates of Natura &Co Holding at September 30, 2022 of $1,649.2 includes a number of intercompany loans between Natura &Co Luxembourg, Natura Cosméticos and Avon Products, Inc. and its affiliates. Loans from affiliates of Natura &Co Holding at December 31, 2021 of $1,108.0 include $736.3 outstanding under a Promissory Note with Avon Beauty Limited and $207.3 outstanding under a Promissory Note with an affiliate of the Company. In addition loans from affiliates of Natura &Co Holding at December 31, 2021 include $164.4 of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holding.
(5) During the second quarter of 2021, Avon Cosméticos LTDA., made an investment of R$.5 in Natura &Co Pay Holding Financeira S.A., representing a 10% holding in the company. This is presented in other assets in our Consolidated Balance Sheets.
(6) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, transactions and balances between Avon International and Avon Luxembourg are no longer eliminated upon consolidation and instead are treated as transactions and balances with Related Parties.
(7) During the nine-month period ended September 30, 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At September 30, 2022, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $555 for various currencies for up to 12 months, of which $135 were designated as cash flow hedges. In addition we had $6.3 of Accounts Receivable and $7.8 of Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions, all of which are expected to be reclassified into earnings within the next 12 months.

4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30, 2022
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$107.3	$108.9	$216.2	$—	$216.2
Fragrance	101.2	89.2	190.4	—	190.4
Color	41.6	52.8	94.4	—	94.4
Total Beauty	250.1	250.9	501.0	—	501.0
Fashion & Home:
Fashion	40.9	22.8	63.7	—	63.7
Home	11.6	61.6	73.2	—	73.2
Total Fashion & Home	52.5	84.4	136.9	—	136.9
Certain Brazil indirect taxes*	—	(10.1)	(10.1)	—	(10.1)
Product sales	302.6	325.2	627.8	—	627.8
Representative fees	12.3	18.0	30.3	—	30.3
Other	—	.1	.1	5.7	5.8
Other revenue	12.3	18.1	30.4	5.7	36.1
Total revenue	$314.9	$343.3	$658.2	$5.7	$663.9

	Three Months Ended September 30, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$134.2	$109.6	$243.8	$—	$243.8
Fragrance	118.3	85.2	203.5	—	203.5
Color	52.7	44.3	97.0	—	97.0
Total Beauty	305.2	239.1	544.3	—	544.3
Fashion & Home:				—
Fashion	56.3	33.3	89.6	—	89.6
Home	15.3	67.1	82.4	—	82.4
Total Fashion & Home	71.6	100.4	172.0	—	172.0
Certain Brazil indirect taxes*	—	12.4	12.4	—	12.4
Product sales	376.8	351.9	728.7	—	728.7
Representative fees	15.8	17.1	32.9	—	32.9
Other	—	.2	.2	6.5	6.7
Other revenue	15.8	17.3	33.1	6.5	39.6
Total revenue	$392.6	$369.2	$761.8	$6.5	$768.3

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	Nine Months Ended September 30, 2022
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$336.3	$306.9	$643.2	$—	$643.2
Fragrance	302.1	262.1	564.2	—	564.2
Color	140.5	138.1	278.6	—	278.6
Total Beauty	778.9	707.1	1,486.0	—	1,486.0
Fashion & Home:				—
Fashion	145.8	72.3	218.1	—	218.1
Home	36.5	175.6	212.1	—	212.1
Total Fashion & Home	182.3	247.9	430.2	—	430.2
Certain Brazil indirect taxes*	—	(10.1)	(10.1)	—	(10.1)
Product sales	961.2	944.9	1,906.1	—	1,906.1
Representative fees	64.5	52.0	116.5	—	116.5
Other	.1	.4	.5	17.3	17.8
Other revenue	64.6	52.4	117.0	17.3	134.3
Total revenue	$1,025.8	$997.3	$2,023.1	$17.3	$2,040.4

	Nine Months Ended September 30, 2021
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura&Co	Total
Beauty:
Skincare	$426.5	$370.6	$797.1	$—	$797.1
Fragrance	352.7	293.3	646.0	—	646.0
Color	175.1	145.0	320.1	—	320.1
Total Beauty	954.3	808.9	1,763.2	—	1,763.2
Fashion & Home:				—
Fashion	188.7	133.3	322.0	—	322.0
Home	46.7	290.2	336.9	—	336.9
Total Fashion & Home	235.4	423.5	658.9	—	658.9
Certain Brazil indirect taxes*	—	21.8	21.8	—	21.8
Product sales	1,189.7	1,254.2	2,443.9	—	2,443.9
Representative fees	50.1	72.3	122.4	—	122.4
Other	.1	.4	.5	22.9	23.4
Other revenue	50.2	72.7	122.9	22.9	145.8
Total revenue	$1,239.9	$1,326.9	$2,566.8	$22.9	$2,589.7

*The three month periods ended September 30, 2022 and September 30, 2021 include certain Brazil indirect taxes which resulted in an approximate cost of $10 and benefit of $12, respectively. The nine month periods ended September 30, 2022 and September 30, 2021 include the impact of certain Brazil indirect taxes which resulted in an approximate cost of $10 and benefit of $22, respectively. All amounts were recorded as product sales in our Consolidated Income Statements. See Note 10, Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

** In June 2022, an Avon subsidiary concluded the negotiation of a settlement agreement to resolve a breach of contract dispute in Japan. As a result, Avon received cash compensation of $27.0 million, $3.3 million of which related to the settlement of historically recognized revenues. The remaining $23.7 million was recognized as revenue in the quarter ended June 30, 2022.

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
The following table provides information about receivables and contract liabilities from contracts with customers at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts receivable, net of allowances of $41.9 and $37.0	$194.4	$198.7
Contract liabilities	$37.4	$37.1
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the nine months ended September 30, 2022, we recognized $27.7 of revenue related to the contract liability balance in relation to the nine-month period ended September 30, 2022, as the result of performance obligations satisfied. In addition, we deferred an additional $31 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at September 30, 2022 as compared with December 31, 2021, and to the sale of Avon Luxembourg.

5. INVENTORIES

Components of Inventories	September 30, 2022	December 31, 2021
Raw materials	$100.2	$103.4
Finished goods	290.2	280.7
Total	$390.4	$384.1

6. LEASES

We have operating and finance leases for corporate and market offices, warehouses, automotive and other equipment. Our sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The table below shows the sublease income recorded in the Consolidated Statement of Operations incurred during the three months ended September 30, 2022 and 2021:

AVON PRODUCTS, INC.

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	Classification	2022	2021	2022	2021
Sublease income	Selling, general and administrative expenses	3.7	3.6	11.2	10.9

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
These matters are being contested at the administrative court, where proceedings are currently in progress. As of September 30, 2022, the total disputed amount classified as a remote risk of loss was $457. As of December 31, 2021, the total disputed amount of $360 was classified as a reasonably possible risk of loss. The change in classification was a result of enactment of new legislation in Brazil in July 2022, whilst the change in the total amount was largely due to the new assessment received in June 2022 and movements in foreign exchange rates.
Tax on Manufactured Products – Decree equated certain commercial companies (not subject to IPI taxation) to industrial companies (IPI taxpayers)
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the Federal Tax Authority. As of September 30, 2022 and December 31, 2021, the total amount under discussion classified as a reasonably possible risk of loss was $280 and $243, respectively, with the increase being largely a result of higher interest and taxes due, and movements in foreign exchange rates.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2022 and December 31, 2021, there were 211 and 151 individual cases pending against the Company, respectively. During the three months ended September 30, 2022, 38 new cases were filed and 5 cases were dismissed, settled or otherwise resolved. The value of the settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the three months ended September 30, 2022. Additional similar cases arising out of the use of the Company’s talc products are reasonably anticipated.
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

AVON PRODUCTS, INC.

Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at September 30, 2022 and December 31, 2021 was approximately $10.6 and $11, respectively. Accordingly, we have recognized a liability for this amount.
Brazilian Financial Indemnities
As of September 30, 2022 and December 31, 2021, the Company has issued a number of guarantees totaling $184 and $157, respectively, which it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at September 30, 2022 is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2022	$(997.2)	$(4.3)	$.7	$(16.5)	$(1,017.3)
Other comprehensive income other than reclassifications	26.8	—	.3	—	27.1
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	—	1.2	1.2
Total reclassifications into earnings	—	—	—	1.2	1.2
Balance at September 30, 2022	$(970.4)	$(4.3)	$1.0	$(15.3)	$(989.0)

Three Months Ended September 30, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at June 30, 2021	$(1,051.9)	$(4.3)	$(88.8)	$(1,145.0)
Other comprehensive loss other than reclassifications	(9.2)	—	—	(9.2)
Sale of Avon Luxembourg	.1	—	(.1)	—
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	.7	.7
Total reclassifications into earnings	—	—	.7	.7
Balance at September 30, 2021	$(1,061.0)	$(4.3)	$(88.2)	$(1,153.5)

AVON PRODUCTS, INC.

Nine Months Ended September 30, 2022	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2021	$(1,062.2)	$(4.3)	$—	$(19.0)	$(1,085.5)
Other comprehensive income other than reclassifications	91.8	—	1.0	—	92.8
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.5(1)	—	—	—	3.7	3.7
Total reclassifications into earnings	—	—	—	3.7	3.7
Balance at September 30, 2022	$(970.4)	$(4.3)	$1.0	$(15.3)	$(989.0)

Nine Months Ended September 30, 2021	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2020	$(1,038.2)	$(4.3)	$(91.3)	$(1,133.8)
Other comprehensive loss other than reclassifications	(22.9)	—	—	(22.9)
Sale of Avon Luxembourg	.1	—	(.1)	—
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.6(1)	—	—	3.2	3.2
Total reclassifications into earnings	—	—	3.2	3.2
Balance at September 30, 2021	$(1,061.0)	$(4.3)	$(88.2)	$(1,153.5)

For further details on Other Comprehensive income, (loss) other than reclassifications see the Consolidated Statements of Comprehensive Income (Loss).

(1) Gross amount reclassified to other income (expense), net in our Consolidated Statements of Operations, and related taxes reclassified to income taxes in our Consolidated Statements of Operations.

Foreign exchange net losses of $5.3 and $4.5 for the three months ended September 30, 2022 and 2021, respectively, and foreign exchange net losses of $12.5 and $4.6 for the nine months ended September 30, 2022 and 2021, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).

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
Summarized financial information concerning our reportable segments was as follows:

AVON PRODUCTS, INC.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2022	2021	2022	2021
Avon International**	$314.9	$392.6	$1,025.8	$1,239.9
Avon Latin America*	343.3	369.2	997.3	1,326.9
Total revenue from reportable segments*(1)	658.2	761.8	2,023.1	2,566.8
Revenue from affiliates to Natura &Co	5.7	6.5	17.3	22.9
Total revenue*(1)(4)	663.9	768.3	2,040.4	2,589.7

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Loss	2022	2021	2022	2021
Segment profit/(loss)
Avon International**	$5.2	$2.0	$29.2	$(4.4)
Avon Latin America*	(26.7)	(4.1)	(103.6)	8.9
Total profit (loss) from reportable segments*(2)(4)	$(21.5)	$(2.1)	$(74.4)	$4.5
Unallocated global expenses(3)	(4.9)	(4.2)	(17.1)	(17.1)
Certain Brazil taxes*(5)	—	(1.7)	—	(1.7)
CTI restructuring initiatives	(22.9)	(10.9)	(49.2)	(60.8)
Operating loss*(4)	$(49.3)	$(18.9)	$(140.7)	$(75.1)
*The three month periods ended September 30, 2022 and September 30, 2021 include certain Brazil indirect taxes which resulted in an approximate cost of $10 and benefit of $12, respectively. The nine month periods ended September 30, 2022 and September 30, 2021 include the impact of certain Brazil indirect taxes which resulted in an approximate cost of $10 and benefit of $22, respectively. All amounts were recorded as product sales in our Consolidated Income Statements. See Note 10, Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
** In June 2022, an Avon subsidiary concluded the negotiation of a settlement agreement to resolve a breach of contract dispute in Japan. As a result, Avon received cash compensation of $27.0 million, $3.3 million of which related to the settlement of historically recognized revenues. The remaining $23.7 million was recognized as revenue in the quarter ended June 30, 2022.
(1)Total revenue also includes revenue from other business activities of $.1 and $.2 for the three months ended September 30, 2022 and 2021, and $.4 and $4.5 for the nine months ended September 30, 2022 and 2021, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
(2)Total profit (loss) from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $.2 and $.2 for the three months ended September 30, 2022 and 2021, and $.4 and $.6 for the nine months ended September 30, 2022 and 2021 respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $26.9 and $56.2 for the three months ended September 30, 2022 and 2021, and $83.2 and $172.2 for the nine months ended September 30, 2022 and 2021 respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment.
(3)For the three and nine months ended September 30, 2022 and 2021, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
(4)On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The nine-month period ended September 30, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021.
(5)The three- and nine-month periods ended September 30, 2022 include the impact of certain Brazil taxes in the amount of nil. The three- and nine-month periods ended September 30, 2021 includes the impact of certain Brazil taxes in the amount of approximately $2 and $2, respectively which were recorded in selling, general and administrative expenses, net.

AVON PRODUCTS, INC.

10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At September 30, 2022 and December 31, 2021, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	September 30, 2022	December 31, 2021
Prepaid taxes and tax refunds receivable	$70.6	$84.0
Receivables other than trade	22.4	27.8
Prepaid brochure costs, paper and other literature	9.4	8.3
Other	42.7	45.5
Prepaid expenses and other	$145.1	$165.6
At September 30, 2022 and December 31, 2021, other assets included the following:

Components of Other Assets	September 30, 2022	December 31, 2021
Net overfunded pension plans	$136.0	$162.5
Capitalized software	65.3	74.9
Judicial deposits	27.1	47.2
Long-term receivables including Taxes	192.5	180.2
Trust assets associated with supplemental benefit plans	28.4	30.4
Other	12.0	14.2
Other assets	$461.3	$509.4
Prepaid taxes and tax refunds receivable and long-term receivables include approximately $130 and $128 related to certain Brazil indirect taxes as of September 30, 2022 and December 31, 2021, respectively. During the second quarter of 2021, the Brazilian Supreme Federal Court ruled on a Motion of Clarification which supported the recognition of additional receivable balances related to certain Brazil indirect taxes.
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

AVON PRODUCTS, INC.

CTI Restructuring Initiatives - Three Months Ended September 30, 2022 and 2021
During the three months ended September 30, 2022, we recorded net CTI of $22.9, of which $7.1 related to Avon Integration, and net CTI $16.4 related to Open Up & Grow and a net benefit of $.6 related to the Transformation Plan, in our Consolidated Statements of Operations. During the three months ended September 30, 2021, we recorded CTI of $2.6 of which $3.1 related to Avon Integration, and a net benefit of $.4 related to Open Up & Grow, and a net benefit of $.1 related to the Transformation Plan, in our Consolidated Statements of Operations.
During the nine months ended September 30, 2022, we recorded implementation costs in our Consolidated Statement of Operations of $49.2, of which $20.4 related to Avon Integration, $29.3 related to Open Up & Grow and a net benefit of $(.5) related to the Transformation Plan. During the nine months ended September 30, 2021, we recorded costs to implement of $51.0 of which $13.0 related to Avon Integration, $38.6 related to Open Up & Grow, and a net benefit of $.6 related to the Transformation Plan, in our Consolidated Statements of Operations.
The costs during the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
CTI recorded in operating profit - COGS
Inventory write-off	(.1)	—	(.1)	.2
	(.1)	—	(.1)	.2

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	16.6	3.1	28.2	33.5
Implementation costs, primarily related to professional service fees	4.9	3.3	16.6	13.5
Dual running costs	.2	.2	1.0	.8
Contract termination and other net benefits	1.2	2.8	3.4	10.2
Impairment of other assets	—	1.0	—	1.0
Accelerated depreciation	—	.1	—	.3
Variable lease charges	—	.4	—	1.3
	22.9	10.9	49.2	60.6

CTI recorded in operating profit	22.8	10.9	49.1	60.8

CTI recorded in other (expense) income
(Gain) loss on sale of business / assets	.1	(8.3)	.1	(9.8)

Total CTI	$22.9	$2.6	$49.2	$51.0

Avon Integration	$7.1	$3.1	$20.4	$13.0
Open Up & Grow	$16.4	$(.4)	$29.3	$38.6
Transformation Plan	$(.6)	$(.1)	$(.5)	$(.6)
The following liability balances include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other CTI restructuring initiatives such as professional services fees, dual running costs which are clearly identifiable and directly associated with exit activity such as people cost to perform knowledge transfer or rental costs for building being exited once the new building has become fully operational, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at September 30, 2022 and December 31, 2021 is $0.2 and $1.7, respectively, related to employee-related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at September 30, 2022 is as follows:

AVON PRODUCTS, INC.

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2021	$14.0	$—	$1.2	$15.2
2022 charges	18.3	(.1)	2.3	20.5
Cash payments	(12.6)	—	(2.6)	(15.2)
Foreign exchange	(1.3)	.1	(.1)	(1.3)
Balance at September 30, 2022	$18.4	$—	$.8	$19.2
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan at September 30, 2022 and December 31, 2021 is $1.2 and $1.5, respectively, related to employee-related costs.
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2022.
The following table presents the restructuring charges incurred to date under Avon Integration and Open Up & Grow (formerly Open Up Avon) along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to date	$22.4	$—	$1.3	$—	$23.7
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$22.4	$—	$1.3	$—	$23.7

Open Up & Grow
Charges incurred to date	$134.1	$107.3	$18.2	$(10.9)	$248.7
Estimated charges to be incurred on approved initiatives	—	—	.3	—	.3
Total expected charges on approved initiatives	$134.1	$107.3	$18.5	$(10.9)	$249.0
The charges, net of adjustments, of initiatives under the Avon Integration and Open Up & Grow along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

AVON PRODUCTS, INC.

	Avon International	Avon Latin America	Total
Avon Integration
2020	$6.2	$4.6	$10.8
2021	(1.2)	3.0	$1.8
First quarter 2022	.1	1.5	1.6
Second quarter 2022	.2	6.0	6.2
Third quarter 2022	.1	3.2	3.3
Charges incurred to date	5.4	18.3	23.7
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$5.4	$18.3	$23.7

Open Up & Grow
2018	$52.8	$64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
2021	36.9	.2	37.1
First quarter 2022	2.7	—	2.7
Second quarter 2022	3.2	—	3.2
Third quarter 2022	14.7	(.1)	14.6
Charges incurred to date	148.2	100.5	248.7
Estimated charges to be incurred on approved initiatives	.3	—	.3
Total expected charges on approved initiatives	$148.5	$100.5	$249.0
The charges above are not included in segment profit (loss), as this excludes CTI restructuring initiatives. The amounts shown in the tables above as charges incurred to date relate to initiatives that have been approved and recorded in the consolidated financial statements, as the costs are probable and estimable. The amounts shown in the tables above as total expected charges on approved initiatives represent charges recorded to-date plus charges yet to be recorded for approved initiatives as the relevant accounting criteria for recording an expense have not yet been met.
12. GOODWILL

	Avon International	Avon Latin America	Total
Net balance at December 31, 2021	$17.6	$54.5	$72.1

Changes during the period ended September 30, 2022:
Foreign exchange	(2.2)	(7.4)	(9.6)
Net balance at September 30, 2022	$15.4	$47.1	$62.5

13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

AVON PRODUCTS, INC.

	Level 1	Level 2	Total
Assets:
Foreign exchange forward contracts	$—	$.9	$.9
Total	$—	$.9	$.9
Liabilities:
Foreign exchange forward contracts	$—	$—	$—
Total	$—	$—	$—
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at September 30, 2022 and December 31, 2021, respectively, consisted of the following:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans to affiliates of Natura &Co maturing within one year	47.9	47.9	46.6	46.6
Loans to affiliates of Natura &Co maturing after one year	51.3	51.3	46.7	46.7
Debt maturing within one year	(116.0)	(116.0)	(32.6)	(32.6)
Loans from affiliates of Natura &Co maturing within one year	(274.1)	(274.1)	(371.7)	(371.7)
Long-term debt(1)	(214.9)	(206.5)	(676.0)	(754.2)
Loans from affiliates of Natura &Co maturing after one year	(1,375.1)	(1,375.1)	(736.3)	(736.3)
Foreign exchange forward contracts	.9	.9	(2.7)	(2.7)
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at September 30, 2022:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$2.4	Accounts payable	$1.2

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$4.8	Accounts payable	$6.9
Total derivatives		$7.2		$8.1

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

Interest Rate Risk
Approximately 35% and 5% of our debt portfolio at September 30, 2022 and December 31, 2021, respectively, was exposed to floating interest rates, which relates to our short-term debt portfolio.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At September 30, 2022, we had outstanding third-party foreign exchange forward contracts with notional amounts totaling approximately $45 for various currencies, all of which were designated as cash flow hedges.
During the nine-month period ended September 30, 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At September 30, 2022, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $555 for various currencies for up to 12 months, of which $135 were designated as cash flow hedges. In addition we had $6.3 Accounts Receivable and $7.8 Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions, all of which are expected to be reclassified into earnings within the next 12 months.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain balance sheet items. The change in fair value of these items is immediately recognized in earnings and substantially offsets the foreign currency

AVON PRODUCTS, INC.

translation impact recognized in earnings relating to the associated balance sheet items. During the three months ended September 30, 2022 and 2021, we recorded a gain of $24.0 and $2.8, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts. During the nine months ended September 30, 2022 and 2021, we recorded a gain of $36.3 and $1.5, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
15. DEBT
Natura Revolving Credit Facility
In May 2020, the Company’s subsidiary, Avon Luxembourg entered into a revolving credit facility agreement with Natura &Co International S.à r.l., a subsidiary of Natura &Co Holding and an affiliate of the Company (the "Natura Revolving Credit Facility"), in the initial amount of $100, increased to $250 in March 2021, which could be used for working capital and other general corporate purposes. Borrowings under this Facility bore interest at a rate per annum of LIBOR plus a margin determined on an arm's length basis, and the Facility was to mature on May 31, 2022. On July 1, 2021, the Company sold Avon Luxembourg to a subsidiary of Natura &Co Holding and therefore the Company no longer has access to this facility.
Other Loans from Affiliates of Natura &Co
In November 2020, Avon International Operations, Inc. ("AIO") entered into a Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company in the amount of $960. The Promissory Note bears interest at a rate per annum of 3.13% and matures on November 2, 2022. On July 1, 2021, as part of the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding, the $960 loan was partially repaid with the proceeds from a loan maturing in 2028. The loan was fully repaid in the quarter ended June 30, 2022 as part of a refinancing and the subsequent repurchase of Unsecured Notes (see below). As at September 30, 2022, $633 was outstanding under the loan maturing in 2028 which is between Avon Beauty Limited and a subsidiary of Natura &Co Holding. Avon Beauty Limited is a subsidiary of Avon Cosmetics Limited.
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
In addition, loans from affiliates of Natura &Co Holding at September 30, 2022 of $1,649.2 includes a number of intercompany loans between Natura &Co Luxembourg, Natura Cosméticos and Avon Products, Inc. affiliates.
Other Short-Term Financing
In addition, at September 30, 2022 and 2021, we utilized approximately $116 and $36, respectively, of short-term financing from third-party banks across multiple markets.
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the "2013 Notes"). As of September 30, 2022, following the repurchase of the 5% Notes due March 15, 2023 (see below), $216.1 aggregate principal amount of 6.95% Notes due March 15, 2043 remained outstanding.
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

AVON PRODUCTS, INC.
16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of September 30, 2022, our annual effective tax rate, excluding discrete items, is 25.9%, as compared to 32.1% as of September 30, 2021.
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
The provision for income taxes for the three months ended September 30, 2022 and 2021 was $22.1 and $(10.4), respectively. Our effective tax rates for the three months ended September 30, 2022 and 2021 were (25.3)% and 22.6%, respectively. The provision for income taxes for the nine months ended September 30, 2022 and 2021 was $23.3 and $15.5, respectively. Our effective tax rates for the nine months ended September 30, 2022 and 2021 were (9.8)% and (10.5)%, respectively.
The effective tax rates for the three months ended September 30, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, losses which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the quarter ended September 30, 2022 was also unfavorably impacted by the recording of valuation allowances to adjust our non-U.S. deferred tax assets to amounts that are "more likely than not" to be realized of $22.9, largely in Brazil, which was offset by other miscellaneous net tax benefits of $1.2. The effective tax rate in the quarter ended September 30, 2021 was favorably impacted by the release of reserves for uncertain tax positions of $10.4 offset by the net recording of valuation allowances of $1.5.
The effective tax rates for the nine months ended September 30, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, losses which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the nine months ended September 30, 2022 was also unfavorably impacted by the recording of valuation allowances to adjust our non-U.S. deferred tax assets to amounts that are "more likely than not" to be realized of $26.7, largely in Brazil, and other miscellaneous net tax expense of $3.6. The effective tax rate in the nine months ended September 30, 2021 was also unfavorably impacted by the accrual of net income tax expense of approximately $.4 due to the net release of reserves for uncertain tax positions of $7.8, the net recording of valuation allowances of $7.5, and miscellaneous income tax expense of approximately $.7.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any such valuation allowance release is subject to change depending on the basis of the level of profitability that we are able to achieve. The Company continuously monitors its operational and capital structure changes, business performance, tax planning actions and tax planning strategies that could potentially allow for the recognition of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that in the foreseeable future, certain deferred tax assets could be recognized, related to improvements in actual and/or expected operating results.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. The Company continuously monitors the performance of entities and assesses the need for any further valuation allowances based on market performance and executability of tax planning actions and opportunities (including corporate restructuring). Should macroeconomic and sociopolitical conditions change, or our business operations not improve, or tax planning actions and opportunities not be implemented, up to approximately $54 of the Company's net deferred tax assets could potentially need to be offset with the recording of a valuation allowance in the future.
17. SUBSEQUENT EVENTS
On November 3, 2022, the board of directors of Avon Products, Inc. (“Avon”) approved a plan to relocate its research and development facilities to Brazil and Poland, two of its largest markets, by the end of its fiscal quarter ending June 30, 2024, in

AVON PRODUCTS, INC.
order to further deliver its Global Innovation Program and realize cost efficiencies. As a result, Avon will close its research and development facility in Suffern, New York. The closure of the Suffern facility is expected to be completed by the end of Avon’s fiscal quarter ending June 30, 2024.
Avon is currently assessing the costs associated with the closure of its research and development facility in Suffern and the relocation of research and development activities to Brazil and Poland. Avon expects to incur non-recurring restructuring costs in connection with the closure and relocation in the amount of approximately $39 million, to be incurred in the fiscal years ending December 31, 2022, 2023, 2024 and 2025 and capital expenditures relating to the infrastructure and facilities in Brazil and Poland totaling approximately $10 million, to be incurred in the fiscal years ending December 31, 2022 and 2023, amounts of which will be compensated with a reduction in recurring costs as a result of the restructuring. Avon is also performing an impairment analysis over fixed assets and, as a result, expects to record a potential impairment charge in the range of $35.0 million to $40.0 million.
The restructuring costs and impairment charges described above are preliminary estimates and actual amounts may be materially different from these estimates. Avon may also incur additional charges, non-cash costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or that are associated with, the Suffern facility closure and the relocation of its research and development facilities to Brazil and Poland.
On November 7, 2022, the Company’s subsidiary, Avon Cosmetics Limited entered into a two-year committed intercompany multi-currency revolving credit facility with Natura &Co Luxembourg Holdings S.à r.l, a subsidiary of Natura &Co Holding and an affiliate of the Company, in the amount of $300. Borrowings under this facility will be used to reduce short-term financing from third-party banks and will bear interest at a rate per annum of 3% plus applicable currency benchmark rate.

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
During the nine months ended September 30, 2022, revenue decreased 21% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and unfavorably impacted by the recognition of certain Brazil indirect taxes in the both the current and prior-year periods.
Excluding these items, Adjusted revenue decreased 21% unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Pound Sterling, Polish zloty, Philippine peso, Chilean peso, Colombian peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 15% driven by declines of 10% in Avon International and 21% in Avon Latin America, mostly as a result of (i) the sale of Avon Luxembourg on July 1, 2021, (ii) decreases in Active Representatives in most markets and (iii) the impact of the ongoing war between Ukraine and Russia. During the nine months ended September 30, 2022, revenues from Russia and Ukraine represented approximately 7% of total revenue compared to approximately 8% for the nine months ended September 30, 2021.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 6% as increases in Average Representative Sales were more than offset by a 13% decrease in Active Representatives.
Units sold decreased 23% (14% decrease excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for additional information related to changes in revenue by segment.
COVID-19, Russia-Ukraine war and going concern
In 2021 and 2022, the economic disruption caused by the COVID-19 pandemic has resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures have been compounded in 2022 by the ongoing war between Russia and Ukraine, and by disruptions in global supply chains and climate events that hit electricity generation globally, among other events. Moreover, novel strains and variants of COVID-19 emerged in 2021 against which existing vaccines and acquired immunity may not be fully effective, and the rollout of vaccination programs worldwide have compromised the ability of certain countries to effectively contain the spread and the toll of the virus. While some restrictions have been lifted in the markets in which we operate, they may be reimplemented if contagion levels increase, which could suppress economic activity.
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
As of the date of this report, we are unable to estimate the longer-term economic impact of the ongoing Russia-Ukraine war and of the COVID-19 pandemic on our business. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to the Russia-Ukraine war and the COVID-19 pandemic.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business. This commitment is effective through to March 31, 2024, a period of more than 12 months from the date of issuance of the Consolidated Financial Statements.
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
Turkish Currency
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
Relocation of the subsidiary Avon Products Inc research and development facility

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On November 3, 2022, the board of directors of Avon Products, Inc. (“Avon”) approved a plan to relocate its research and development facilities to Brazil and Poland, two of its largest markets, by the end of its fiscal quarter ending June 30, 2024, in order to further deliver its Global Innovation Program and realize cost efficiencies. As a result, Avon will close its research and development facility in Suffern, New York. The closure of the Suffern facility is expected to be completed by the end of Avon’s fiscal quarter ending June 30, 2024.
See Note 17, Subsequent Events, to the Consolidated Financial Statements contained herein for further information.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021
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

3)    The three and nine-month periods ended September 30, 2022 include the impact of certain Brazil indirect taxes of approximately $17, which were recorded in product sales, SG&A and interest income. The three and nine month periods ended September 30, 2021 include the impact of certain Brazil indirect taxes of approximately $12 and $24 respectively, which were recorded in product sales, SG&A, other income and interest income.

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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Sale of Avon Luxembourg
On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding for $150. The sale did not qualify for accounting as a discontinued operation in accordance with ASC805 - Business Combinations on the basis that it did not represent a strategic shift having a major effect on the Company's operations and, as a consequence, the results of operations in prior periods include the results of Avon Luxembourg and its subsidiaries. While not a non-GAAP measure, in order to better evaluate the ongoing operating performance of the remaining group, the tables below also identify the prior period impacts of the sale of Avon Luxembourg and its subsidiaries, including our Mexican business.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	%/Basis Point Change	2022	2021	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$663.9	$768.3	(14)%	$2,040.4	$2,589.7	(21)%
Cost of sales	(290.0)	(316.5)	(8)%	(879.3)	(1,091.6)	(19)%
Cost of sales from affiliates of Natura &Co	(5.7)	(4.8)	19%	(17.7)	(20.1)	(12)%
Selling, general and administrative expenses	(417.5)	(465.9)	(10)%	(1,284.1)	(1,553.1)	(17)%
Operating loss	(49.3)	(18.9)	161%	(140.7)	(75.1)	87%
Interest expense	(11.1)	(21.1)	(47)%	(32.9)	(52.6)	(37)%
Interest expense on Loans from affiliates of Natura &Co	(28.4)	(16.2)	75%	(63.6)	(34.7)	83%
Loss on extinguishment of debt and credit facilities	—	—	*	(15.7)	—	*
Interest income	5.7	.3	1,800%	7.2	.4	*
Interest income on Loans to affiliates of Natura &Co	1.4	.8	75%	3.0	.8	*
Other income (expense), net	(5.7)	.7	(914)%	5.2	4.3	21%
Gain on sale of business / assets	—	8.3	(100)%	—	9.8	(100)%
Loss from continuing operations, before income taxes	(87.4)	(46.1)	90%	(237.5)	(147.1)	61%
Loss from continuing operations, net of tax	(109.5)	(35.7)	207%	(260.8)	(162.6)	60%
Net loss attributable to Avon	$(124.1)	$(42.5)	192%	$(296.2)	$(167.7)	77%

Advertising expenses(1)	$(11.8)	$(15.1)	(22)%	$(51.9)	$(51.3)	1%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$663.9	$768.3	(14)%	$2,040.4	$2,589.7	(21)%
Settlement agreement	—	—		(23.7)	—
Certain Brazil taxes	10.1	(12.4)		10.1	(21.8)
Adjusted revenue	$674.0	$755.9	(11)%	$2,026.8	$2,567.9	(21)%

Avon Luxembourg	—	—	—%	—	(249.2)	(100)%
Adjusted revenue excluding Avon Luxembourg	$674.0	$755.9	(11)%	$2,026.8	$2,318.7	(13)%

Gross margin	55.5%	58.2%	(270)	56.0%	57.1%	(110)
CTI restructuring	.1	—	10	—	—	—
Settlement agreement	—	—	—	(.5)	—	(50)
Certain Brazil taxes	.7	(.7)	140	.2	(.4)	60
Adjusted gross margin	56.3%	57.5%	(120)	55.7%	56.7%	(100)

Avon Luxembourg	—%	—%	—	—%	.6%	(90)
Adjusted Gross Margin excluding Avon Luxembourg	56.3%	57.5%	(120)	55.7%	57.3%	(160)

Selling, general and administrative expenses as a % of total revenue	62.9%	60.6%	230	62.9%	60.0%	290
CTI restructuring	(3.4)	(1.4)	(200)	(2.4)	(2.3)	(10)
Settlement agreement	—	—	—	.7	—	70
Certain Brazil taxes	(1.3)	.8	(200)	(.4)	.4	(80)
Adjusted selling, general and administrative expenses as a % of total revenue	58.2%	60.0%	(180)	60.8%	58.1%	270

Avon Luxembourg	—%	—%	—	—%	1.7%	(170)

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	%/Basis Point Change	2022	2021	%/Basis Point Change
Adjusted selling, general and administrative expenses as a % of total revenue excluding Avon Luxembourg	58.2%	60.0%	(180)	60.8%	59.8%	100

Operating loss	$(49.3)	$(18.9)	161%	$(140.7)	$(75.1)	87%
CTI restructuring	22.9	10.9		49.2	60.8
Settlement agreement		—		(23.7)	—
Certain Brazil taxes	12.7	(10.7)		12.7	(20.1)
Adjusted operating income (loss)	$(13.7)	$(18.7)	(27)%	$(102.5)	$(34.4)	198%

Avon Luxembourg	—	—	—%	—	(21.3)	(100)%
Adjusted operating loss excluding Avon Luxembourg	$(13.7)	$(18.7)	(27)%	$(102.5)	$(55.7)	84%

Operating margin	(7.4)%	(2.5)%	(490)	(6.9)%	(2.9)%	(400)
CTI restructuring	3.5	1.4	210	2.4	2.3	10
Settlement agreement	—	—	—	(1.2)	—	(120)
Certain Brazil taxes	1.9	(1.4)	330	.6	(.7)	130
Adjusted operating margin	(2.0)%	(2.5)%	50	(5.1)%	(1.3)%	(380)

Sale of Avon Luxembourg	—%	—%	—%	—%	(1.1)%	(100)%
Adjusted operating margin excluding Avon Luxembourg	(2.0)%	(2.5)%	50	(5.1)%	(2.4)%	(270)

Change in Constant $ Adjusted operating margin(2)			(50)			(320)

Loss before taxes	$(87.4)	$(46.1)	90%	$(237.5)	$(147.1)	61%
CTI restructuring	22.9	2.6		49.2	51.0
Settlement agreement	—	—		(23.7)	—
Loss on early termination of debt	—	—		15.7	—
Certain Brazil taxes	16.9	(12.0)		16.9	(23.9)
Adjusted loss before taxes	$(47.6)	$(55.5)	(14)%	$(179.4)	$(120.0)	50%

Income taxes	$(22.1)	$10.4	(313)%	$(23.3)	$(15.5)	50%

Effective tax rate	(25.3)%	22.6%		(9.8)%	(10.5)%
Adjusted effective tax rate	(12.4)%	27.5%		(5.4)%	(8.1)%

Performance Metrics
Change in Active Representatives			(12)%			(25)%
Change in units sold			(13)%			(26)%
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended September 30, 2022
Revenue
During the three months ended September 30, 2022, revenue decreased 14% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazil indirect taxes in the both the current and prior-year periods.
Excluding this item, Adjusted revenue decreased 11% unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Russian ruble, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Pound sterling, the Philippine peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 2% driven by a decline of 8% in Avon International and a growth of 5% in Avon Latin America, resulting from (i) Average Representative Sales increases being more than offset by a 12% decrease in Active Representatives, and (ii) the impact of the ongoing war between Ukraine and Russia.
During the three months ended September 30, 2022, revenues from Russia and Ukraine represented approximately 7% of total revenue compared to approximately 9% for the three months ended September 30, 2021.
Units sold decreased 13% driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 490 basis points including the impact of higher restructuring expenses in the current year period and the recognition of certain Brazil indirect taxes in the both the current and prior-year periods. Excluding these items, Adjusted operating margin decreased by 50 basis points compared to the same period of 2021, due to the decrease in gross margin being offset by lower SG&A as a percentage of total revenue.
The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin decreased 120 basis points compared to the same period of 2021 as the favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased by 230 basis points including the impact of higher restructuring expenses in the current year period and the recognition of certain Brazil indirect taxes in both the current and prior-year periods. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue decreased 180 basis points, compared to the same period of 2021, was largely driven by tight cost management.
Other Expenses
Total interest income increased by approximately $6 and total interest expense increased by approximately $2 driven by higher loans from affiliates compared to the prior-year period.
Other income (expense), net, of approximately $6 represents an unfavorable impact of $6 compared to the third quarter of 2021 primarily attributable to higher foreign exchange losses in the current period.
Effective Tax Rate
The effective tax rates and Adjusted effective tax rates in 2022 and 2021 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2022 and 2021 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K.-based costs, such as interest on debt and corporate overhead, respectively.
Our effective tax rates for the three months ended September 30, 2022 and 2021 were (25.3)% and 22.6%, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, losses which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the quarter ended September 30, 2022 was also unfavorably impacted by the recording of valuation allowances to adjust our non-U.S. deferred tax assets to amounts that are "more likely than not" to be realized of $22.9, largely in Brazil, which was offset by other miscellaneous net tax benefits of $1.2. The effective tax rate in the quarter ended September 30, 2021

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

was favorably impacted by the release of reserves for uncertain tax positions of $10.4 offset by the net recording of valuation allowances of $1.5.
Our Adjusted effective tax rates for the three months ended September 30, 2022 and 2021 were (12.4)% and 27.5%, respectively. The Adjusted effective tax rates in 2022 and 2021 were impacted by losses which could not all be benefited, country mix of earnings and withholding taxes. The Adjusted effective tax rate for the third quarter of 2022 was also favorably impacted by other miscellaneous net tax benefits of $1.2. The Adjusted effective tax rate in the third quarter of 2021 was also favorably impacted by the release of reserves for uncertain tax positions of $10.4 and the release of valuation allowances of $2.4.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any such valuation allowance release is subject to change depending on the level of profitability that we are able to achieve. The Company continuously monitors its operational and capital structure changes, business performance, tax planning actions and tax planning strategies that could potentially allow for the recognition of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that, in the foreseeable future, certain deferred tax asset could be recognized related to improvements in actual and/or expected operating results.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. The Company continuously monitors the performance of entities and assesses the need for any further valuation allowances based on market performance and executability of tax planning actions and opportunities (including corporate restructuring). Should macroeconomic and sociopolitical conditions change, or our business operations not improve, or tax planning actions and opportunities not be implemented, up to approximately $54 of the Company's net deferred tax assets could potentially need to be offset with the recording of a valuation allowance in the future.
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
Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact on operating profit and Adjusted operating profit of approximately $15, or approximately 200 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had a favorable impact on operating profit and Adjusted operating profit of less than $5, or less than 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net losses, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in an unfavorable impact of less than $5 before tax on both a reported and Adjusted basis.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Nine Months Ended September 30, 2022
Revenue
During the nine months ended September 30, 2022, revenue decreased 21% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and unfavorably impacted by the recognition of certain Brazil indirect taxes in the both the current and prior-year periods.
Excluding these items, Adjusted revenue decreased 21% unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Pound Sterling, Polish zloty, Philippine peso, Chilean peso, Colombian peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 15% driven by declines of 10% in Avon International and 21% in Avon Latin America, mostly as a result of (i) the sale of Avon Luxembourg on July 1, 2021, (ii) decreases in Active Representatives in most markets and (iii) the impact of the ongoing war between Ukraine and Russia. During the nine months ended September 30, 2022, revenues from Russia and Ukraine represented approximately 7% of total revenue compared to approximately 8% for the nine months ended September 30, 2021.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 6% as increases in Average Representative Sales were more than offset by a 13% decrease in Active Representatives.
Units sold decreased 26% (14% decrease excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased by 400 basis points including the impact of lower restructuring expenses in the current year period, the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and the recognition of certain Brazil indirect taxes in both the current and prior-year periods. Excluding these items, Adjusted operating margin decreased by 380 basis points compared to the same period of 2021, due to the decrease in gross margin and higher SG&A as a percentage of total revenue.
The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Adjusted gross margin decreased 100 basis points, compared to the same period of 2021 as the favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased by 290 basis points including the impact of lower restructuring expenses in the current year period, the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and the recognition of certain Brazil indirect taxes in both the current and prior-year periods. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue increased 270 basis points, compared to the same period of 2021. The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of our lower revenue, which resulted in a deleveraging of our fixed expenses.
Other Expenses
Total interest income increased by approximately $9 and total interest expense increased by approximately $9 driven by higher loans from affiliates compared to the prior-year period.
Loss on extinguishment of debt of $15.7 in the nine-month period ended September 30, 2022 represents the costs associated with the early repayment of the $461.9 aggregate principal of the 5% Notes due in March 2023, in May 2022.
Other income (expense), net, of approximately $5 represents a favorable impact of $1 compared to the nine-month period ended September 30, 2021 primarily attributable to higher foreign exchange gains in the current period.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Effective Tax Rate
The effective tax rates and Adjusted effective tax rates in 2022 and 2021 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2022 and 2021 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover costs incurred in the U.S. and U.K., such as interest on debt and corporate overhead.
Our effective tax rates for the nine months ended September 30, 2022 and 2021 were (9.8)% and (10.5%), respectively. The effective tax rates for the nine months ended September 30, 2022 and 2021 were impacted by CTI restructuring charges which could not all be benefited, losses which could not all be benefited, country mix of earnings and withholding taxes. The effective tax rate in the nine months ended September 30, 2022 was also unfavorably impacted by the recording of valuation allowances to adjust our non-U.S. deferred tax assets to amounts that are "more likely than not" to be realized of $26.7, largely in Brazil, and other miscellaneous net tax expense of $3.6. The effective tax rate in the nine months ended September 30, 2021 was also unfavorably impacted by the accrual of net income tax expense of approximately $.4 due to the net release of reserves for uncertain tax positions of $7.8, the net recording of valuation allowances of $7.5, and miscellaneous income tax expense of approximately $.7.
Our Adjusted effective tax rates for the nine months ended September 30, 2022 and 2021 were (5.4)% and (8.1)%, respectively. The Adjusted effective tax rates in 2022 and 2021 were impacted by losses which could not all be benefited, country mix of earnings and withholding taxes. The Adjusted effective tax rate in the nine months ended September 30, 2022 was also unfavorably impacted by the recording of valuation allowances of $3.8 and other miscellaneous net tax expense of $3.6. The Adjusted effective tax rate in the nine months ended September, 30 2021 was also favorably impacted by the accrual of income tax benefit of $3.5 due to the net release of reserves for uncertain tax positions of $7.8, which was offset by the net recording of valuation allowances of $3.6 and miscellaneous income tax expense of $.7.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any such valuation allowance release is subject to change depending on the basis of the level of profitability that we are able to achieve. The Company continuously monitors its operational and capital structure changes, business performance, tax planning actions and tax planning strategies that could potentially allow for the recognition of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that in the foreseeable future, certain deferred tax assets could be recognized, related to improvements in actual and/or expected operating results.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. The Company continuously monitors the performance of entities and assesses the need for any further valuation allowances based on market performance and executability of tax planning actions and opportunities (including corporate restructuring). Should macroeconomic and sociopolitical conditions change, or our business operations not improve, or tax planning actions and opportunities not be implemented, up to approximately $54 of the Company's net deferred tax assets could potentially need to be offset with the recording of a valuation allowance in the future.
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

Impact of Foreign Currency
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact on operating profit and Adjusted operating profit of approximately $25, or less than 100 basis points to both operating margin and Adjusted operating margin;
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
Avon International

	Three Months Ended September 30,					Nine Months Ended September 30,
			%/Basis Point Change					%/Basis Point Change
	2022	2021	US$		Constant $	2022	2021	US$	Constant $
Total revenue	$314.9	$392.6	(20)%		(8)%	$1,025.8	$1,239.9	(17)%	(8)%
Settlement agreement	—	—	—%	0	—%	(23.7)	—	—%	—%
Adjusted revenue	314.9	392.6	(20)%		(8)%	1,002.1	1,239.9	(19)%	(10)%

Segment profit/(loss)	5.2	2.0	160%		*	29.2	(4.4)	*	*
Settlement agreement	—	—	—%		—%	(23.7)	—	—%	—%
Adjusted Segment profit/(loss)	5.2	2.0	160%		*	5.5	(4.4)	*	*

Segment margin	1.7%	.5%	120		30	2.8%	(.4)%	320	290
Settlement agreement	—%	—%	—		—	(2.3)%	—%	(230)	(240)
Adjusted segment margin	1.7%	.5%	120		30	.5%	(.4)%	90	50

Change in Active Representatives					(20)%				(19)%
Change in units sold					(22)%				(19)%
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2022
Total revenue decreased 20% compared to the prior-year period, unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Russian ruble, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Pound sterling and the Philippine peso.
On a Constant $ basis, Adjusted revenue decreased 8% driven by an increase in Average Representative Sales which was more than offset by a 20% decrease in Active Representatives across most markets in Europe, Middle East & Africa and Asia Pacific. The decrease in Revenue and Constant $ revenue was also due, in part, to the ongoing war between Ukraine and Russia which affected revenues in this region.
Segment margin increased 120 basis points, or increased 30 basis points on a Constant $ Adjusted segment margin basis, which was largely due to the decline in Constant $ Adjusted gross margin being offset by lower Constant $ Adjusted SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin declined as the favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was driven by tight cost management and savings in logistics costs.
Nine Months Ended September 30, 2022
Total revenue decreased 17% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period. Excluding this item, Adjusted revenue decreased 19% unfavorably impacted by foreign exchange variations, primarily driven by the strengthening of the U.S. dollar relative to the Turkish lira, Pound Sterling, Polish zloty and the Philippine peso.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a Constant $ basis, Adjusted revenue decreased 10% driven by an increase in Average Representative Sales which was more than offset by a 19% decrease in Active Representatives across most markets in Europe, Middle East & Africa and Asia Pacific. The decrease in Revenue and Constant $ revenue was also due, in part, to the ongoing war between Ukraine and Russia which affected revenues in this region.
Segment margin increased 320 basis points, or increased 50 basis points on a Constant $ Adjusted segment margin basis as the decrease in the Constant $ Adjusted gross margin was offset by the lower Constant $ Adjusted SG&A as a percentage of total revenue.
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

Avon Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
			%/Basis Point Change				%/Basis Point Change
	2022	2021	US$	Constant $	2022	2021	US$	Constant $
Total revenue	$343.3	$369.2	(7)%	(2)%	$997.3	$1,326.9	(25)%	(23)%
Certain Brazil taxes	10.1	(12.4)	*	*	10.1	(21.8)	*	*
Adjusted revenue	353.4	356.8	(1)%	5%	1,007.4	1,305.1	(23)%	(21)%

Avon Luxembourg	—	—	*	*	—	(249.2)	*	*
Adjusted revenue excluding Avon Luxembourg	353.4	356.8	(1)%	5%	1,007.4	1,055.9	(5)%	(2)%

Segment (loss)/profit	(26.7)	(4.1)	*	*	(103.6)	8.9	*	*
Certain Brazil taxes	12.7	(10.7)	*	*	12.7	(20.1)	*	*
Adjusted segment (loss)/profit	(14.0)	(14.8)	*	*	(90.9)	(11.2)	*	*

Avon Luxembourg	—	—	*	*	—	(21.4)	*	*
Adjusted segment loss excluding Avon Luxembourg	(14.0)	(14.8)	*	*	(90.9)	(32.6)	*	*

Segment margin	(7.8)%	(1.1)%	(670)	(513)	(10.4)%	.7%	(1,110)	(1,014)
Certain Brazil taxes	3.8%	(3.0)%	(680)	697	1.4%	(1.6)%	300	267
Adjusted segment margin	(4.0)%	(4.1)%	10	184	(9.0)%	(.9)%	(810)	(747)

Avon Luxembourg	—%	—%	—	—	—%	(2.2)%	220	220
Adjusted segment margin excluding Avon Luxembourg	(4.0)%	(4.1)%	10	184	(9.0)%	(3.1)%	(590)	(524)

Change in Active Representatives				(6)%				(28)%
Change in units sold				(6)%				(31)%
*Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
Three Months Ended September 30, 2022
Total revenue decreased 7% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazilian indirect taxes in both the current and prior-year periods. Excluding this item, Adjusted revenue decreased 1%, unfavorably impacted by foreign exchange variations primarily driven by the strengthening of the U.S. dollar relative to the Argentinian peso.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

On a Constant $ basis, Adjusted revenue increased 5% as increases in Average Representative Sales more than offset by a 6% decrease in Active Representatives.
Revenue in Brazil decreased 15% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazil indirect taxes in both the current and prior-year periods. Excluding this item, Adjusted revenue decreased 2%, with only minimal impact of foreign exchange during the period. On an Adjusted Constant $ basis, revenue decreased 1% primarily driven by a decrease in Active Representatives and changes in macro-economic conditions.
Segment margin decreased 670 basis points, or increased 184 basis points on a Constant $ Adjusted segment margin basis, which was largely due the increase in Constant $ Adjusted gross margin and lower Constant $ Adjusted SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin increased as the favorable impact of price/mix was party offset by the unfavorable impact of higher supply chain costs and foreign currency transaction losses.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely driven by tight cost management.
Nine Months Ended September 30, 2022
Total revenue decreased 25% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazil indirect taxes in both the current and prior-year periods. Excluding this item, Adjusted revenue decreased 23% unfavorably impacted by foreign exchange variations primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, offset by the strengthening of the U.S. dollar relative to the Chilean peso, Colombian peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 21% which includes the impact from the sale of Avon Luxembourg, including our Mexican business, on July 1, 2021. Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 2%, as increases in Average Representative Sales was more than offset by a 28% decrease in Active Representatives.
Revenue in Brazil decreased 12% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazil indirect taxes in both the current and prior-year periods. Excluding this item, Adjusted revenue decreased 6% favorably impacted by foreign exchange. On an Adjusted Constant $ basis, revenue decreased 10% primarily driven by a decrease in Active Representatives and changes in macro-economic conditions.
Segment margin decreased 1,110 basis points, or 747 basis points on a Constant $ Adjusted segment margin basis, was largely due to the stable Constant $ Adjusted gross margin and the impact of revenue decline causing deleverage of our fixed expenses.
Constant $ Adjusted gross margin remained stable as the favorable impact of price/mix was offset by the unfavourable impact of higher supply chain costs and foreign currency transaction losses.
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
The Company has cash on hand of approximately $217 as of September 30, 2022.
On November 7, 2022, the Company’s subsidiary, Avon Cosmetics Limited entered into a two-year committed intercompany multi-currency revolving credit facility with Natura &Co Luxembourg Holdings S.à r.l, a subsidiary of Natura &Co Holding and an affiliate of the Company, in the amount of $300. Borrowings under this facility will be used to reduce short-term financing from third-party banks and will bear interest at a rate per annum of 3% plus applicable currency benchmark rate.
Refinancing and the subsequent repurchase of Unsecured Notes
In May 2022, Avon Products, Inc. and Avon Cosmetics Limited entered into Promissory Notes with a subsidiary of Natura &Co Holding in the amount of $405 and $215 respectively. The Promissory Notes bear interest at a rate per annum of 6.71% and mature on May 17, 2029. In addition, in June 2022 Avon Cosmetics Limited entered into an additional Promissory Note with a subsidiary of Natura &Co Holding in the amount of $115. This Promissory Note bears interest at a rate per annum of 6.51% and matures on June 28, 2029.
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
COVID-19, Russia-Ukraine war and going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control and the ongoing war between Russia and Ukraine, we have observed some negative impacts on revenue in 2022, which will, in turn, result in lower cash generation from activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business. This commitment is effective through to March 31, 2024, a period of more than 12 months from the date of issuance of the Consolidated Financial Statements.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Off balance sheet arrangements
At September 30, 2022, the Company has issued a number of guarantees totaling $184 that it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil. See Note 7, Contingencies, to the Consolidated Financial Statements included herein for more information. The company has no other material off balance sheet arrangements at September 30, 2022.
Cash Flows
Net Cash Used by Operating Activities of Continuing Operations
Net cash used by operating activities of continuing operations during the first nine months of 2022 was approximately $223 as compared to net cash used by operating activities of continuing operations of approximately $298 during the first nine months of 2021, a decreased cash outflow of approximately $75. This was primarily driven by a reduction in inventory and increased payables offset by increased losses in the first nine months of 2022.
Net Cash Used by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first nine months of 2022 was approximately $37, as compared to net cash used by continuing investing activities of approximately $32 during the first nine months of 2021. The approximate $5 increase to net cash used by continuing investing activities was primarily due to proceeds received in the first nine months of 2021 in relation from the sale of the Spanish Distribution Center, which was offset by reduced capital expenditure in the first nine months of 2022 compared to the first nine months of 2021.
Net Cash Provided by Financing Activities of Continuing Operations
Net cash provided by continuing financing activities during the first nine months of 2022 was approximately $250, as compared to cash provided by continuing financing activities of $206 in the first nine months of 2021. The approximate $44 increase to net cash from financing activities was primarily driven by the repayment of outstanding debt, which was offset by proceeds from debt incurred during the first nine months of 2022.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
Approximately 35% of our debt portfolio, our short-term debt, is exposed to floating interest rates. Our long-term borrowings are all at fixed rates of interest.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

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
The ongoing war between Russia and Ukraine has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including from the members of the North Atlantic Treaty Organization, or “NATO.” Following Russia’s invasion of Ukraine beginning on February 24, 2022, the United States, the UK, the EU and other countries announced broad economic sanctions against Russia, including financial measures such as freezing Russia’s central bank assets and limiting its ability to access its U.S. dollar reserves. The United States, the EU and the UK have also banned people and businesses from dealings with the Russian central bank, its finance ministry and its wealth fund, among others. Selected Russian banks will also be removed from the Swift messaging system, which enables the smooth transfer of money across borders. Other sanctions by the UK include major Russian banks being excluded from the UK financial system, stopping them from accessing sterling and clearing payments, major Russian companies and the state being stopped from raising finance or borrowing money on the UK markets, and the establishment of limits on deposits Russians can make at UK banks. The United States, the EU and the UK have also adopted personal measures, such as sanctions on individuals with close ties to Mr. Putin, and placed visa restrictions on several Russian oligarchs, as well as their family members and close associates, as well as asset freezes. While the precise effect of the ongoing war and these sanctions on the Russian and global economies remains uncertain, they have already resulted in significant volatility in financial markets, depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar and other major currencies, as well as in an increase in energy and commodity prices globally. Should the conflict continue, markets may face continued volatility as well as economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services, the risk of unavailability of information technology systems and infrastructure, among others, given that Russia and Ukraine are significant exporters of commodities. Given that Russia and Ukraine are among the largest grain exporters in the world, impacts on financial markets, inflation, interest rates, unemployment and other matters could affect the global economy that is currently recovering from the effects of the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyber-terrorism activities and attacks, exodus to regions close to the areas of conflict and increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.
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

AVON PRODUCTS, INC.
(Registrant)

Date:	November 10, 2022	/s/ Samantha Hutchison
Samantha Hutchison
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.