Form 10-K
period 2022-12-31
AVON PRODUCTS INC
filed 2023-03-14
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 1-4881
_________________________
AVON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	13-0544597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Lancaster House, Nunn Mills Road, Northampton NN1 5PA
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  x
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
The aggregate market value of voting and non-voting Common Stock (par value $.25) held by non-affiliates at June 30, 2022 (the last business day of our most recently completed second quarter) was nil.
The number of shares of Common Stock (par value $.01) outstanding at January 30, 2023, was 101.34
The registrant meets the conditions sets forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
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
•our broad-based geographic portfolio, which is heavily weighted towards emerging markets, a general economic downturn, a recession globally or in one or more of our geographic regions or markets, such as Brazil or Russia, or sudden disruption in business conditions, and the ability to withstand an economic downturn, recession, cost inflation, commodity cost pressures, economic or political instability (including fluctuations in foreign exchange rates), competitive or other market pressures or conditions;
•the COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems. There is uncertainty around the duration and breadth of the COVID-19 pandemic and the effectiveness of responses to it, including as a result of the emergence of new variants, the rollout of vaccination campaigns and uncertainty as to whether existing vaccines and treatments will be effective against these new variants. As a result, we cannot reasonably estimate at this time the continued impact, that COVID-19 may have on our business or operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact including on financial markets or otherwise. See also "Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic";

•the effect of economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates; as well as the designation of Argentina and Turkey as highly inflationary economies, and the potential effect of such factors on our business, results of operations and financial condition;
•the possibility of business disruption in connection with our Open Up & Grow and Avon Integration plans, stabilization strategies, cost savings initiatives, or restructuring and other initiatives;
•our ability to reverse declining revenue, to improve margins and net income, or to achieve profitable growth, particularly in our largest markets and developing and emerging markets, such as Brazil, Russia and the United Kingdom;
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

•the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives; and,
•other risks and uncertainties include the possibility that the expected synergies and value creation from the Transaction (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Merger with Natura Cosméticos S.A.”) will not be realized or will not be realized within the expected time period; the risk that the businesses of the Company and Natura &Co Holding will not be integrated successfully; disruption from the Transaction making it more difficult to maintain business and operational relationships; the possibility that the intended accounting and tax treatments of the Transaction are not achieved; the effect of the consummation of the Transaction on customers, employees, representatives, suppliers and partners and operating results; as well as more specific risks and uncertainties.
Additional information identifying such factors is contained in Item 1A of our Form 10-K for the year ended December 31, 2022, and other reports and documents we file with the SEC. We undertake no obligation to update any such forward-looking statements.

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
Distribution
During 2022, we had sales operations in 51 countries and territories, and distributed our products in 23 other countries and territories. At December 31, 2022, we had sales operations in 49 countries.
Unlike most of our CPG competitors, which sell their products through third-party retail establishments (e.g., drug stores and department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel, with a strategy to expand to omnichannel. Our priority in the omnichannel model is to accelerate digital social selling through Representative engagement, activation, training, direct customer delivery service, and e-commerce. In our case, sales of our products are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. On average we had approximately 4 million Active Representatives during the year ended December 31, 2022, which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. Representatives earn by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. Representatives can start their Avon businesses for a nominal fee, or in some markets for no fee at all. We generally have no arrangements with end users of our products beyond the Representative, except as described below. No single Representative accounts for more than 10% of our net sales globally.
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
While we continue to grow the penetration of our Representative mobile application, AvonON, we are proud to have increased the usage by 24% in the year ended December 31, 2022, with a 12% increase in engaged users who access the app on a regularly basis in that year, which we believe will eventually lead to an increased number of Hybrid Representatives (who serve customers online & offline). We believe this will be key to our retention & growth of sellers’ segment at Avon since Hybrid Representatives have higher average sales and order more frequently.
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
Specifically, due to the nature of the direct-selling channel, we often compete on a country-by-country basis with our direct-selling competitors. Unlike a typical CPG company, which operates within a broad-based consumer pool, direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or "better deal" than that offered by the competition as well as significant competition from other non-direct selling earnings opportunities for which the existing Representatives or potential Representatives could avail themselves. Providing a compelling earnings opportunity for the Representatives is as critical as developing and marketing new and innovative products. As a result, in contrast to a typical CPG company, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.
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
International Operations
During 2022, our international operations, outside of the U.S., were conducted primarily through subsidiaries in 51 countries and territories. At December 31, 2022, this had reduced to 49 countries and territories. Outside of the U.S., our products were also distributed in 23 other countries and territories. In March 2016, we separated from our North America business, which had consisted of the Company's operations in the U.S., Canada and Puerto Rico; this business has been presented as discontinued operations for all periods presented. As a result, all of our consolidated revenue is derived from operations of subsidiaries outside of the U.S. During 2022, approximately 48% of our consolidated revenue was derived from Avon Latin America, and approximately 52% was derived from Avon International. Further, approximately 21% of our consolidated revenue during 2022 was derived from Brazil, which is our largest market and is included within the Avon Latin America reportable segment.
Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse foreign currency fluctuations, foreign currency remittance restrictions, the ability to procure products, pandemic situations, unfavorable social, economic and political conditions, and other developments such as natural disasters. On February 6, 2023, a magnitude 7.8 earthquake occurred in a region of Turkey where approximately 25% of our Turkey-based Representatives and Sales Leaders are located. We are monitoring the impact of this event, which may adversely affect our revenues and levels of bad debt.
For more information, see "Item 1A. Risk Factors—Risks Related to Our International Operations—Our ability to conduct business in our international markets may be affected by economic, political, legal, tax and regulatory risks" and "—We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations and the impact of foreign currency restrictions."
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
Our products are affected by the cost and availability of materials such as glass, fragrance and fuel. For the vast majority of items we have more than one source of supply available. We believe that we can continue to obtain sufficient raw materials and supplies to manufacture and produce our Beauty products for the foreseeable future. However, our ability to source the raw materials underlying our product offerings has been adversely affected by events beyond our control in recent years, including the COVID-19 pandemic and the ongoing war between Ukraine and Russia, both events which significantly affected the reliability of global supply chains for a wide range of consumer products.
Additionally, we design the brochures (whether paper or online) that are used by the Representatives to sell our products. The brochures are then produced on our behalf by a range of printing suppliers.

The loss of any one supplier would not have a material impact on our ability to source raw materials for the majority of our Beauty products or source products for the remainder of our Beauty products and all of our Fashion & Home products or paper for the brochures. However, our ability to source raw materials would be adversely affected if we were to lose multiple suppliers at once.
See "Item 2. Properties" for additional information regarding the location of our principal manufacturing facilities.
Product Categories
Both of our product categories individually account for 10% or more of consolidated net sales in 2022. The following is the percentage of net sales by product category for the years ended December 31:

	2022	2021	2020
Beauty	78%	74%	74%
Fashion & Home	22%	26%	26%
2022 and 2021 were impacted by certain indirect tax items in Brazil and is excluded from net sales in our calculation above. See Note 5: Revenue for more information.
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
Our global R&D innovation center is located in Suffern, New York, which, as described in “Item 2. Properties,” will have its current activities transferred to Brazil and Poland by the end of its fiscal quarter ending June 30, 2024. There is a team of expert scientists, researchers and technicians applying the disciplines of science to developing and bringing products to market around the world. Relationships with dermatologists, scientists and other specialists enhance our ability to deliver new formulas and ingredients to market. Additionally, we have R&D centers located in Brazil, China, Mexico, the Philippines, Poland, South Africa and the UK.
The amounts incurred on research activities relating to the development of new products and the improvement of existing products were $40.8 in 2022, $39.3 in 2021 and $36.5 in 2020. This research included the activities of product research and development and package design and development. Most of these activities were related to the design and development of Beauty products.
Environmental Matters
Compliance with environmental laws and regulations impacting our global operations has not had, and currently is not anticipated to have, a material adverse effect on our financial position, capital expenditures or competitive position. As part of the Natura &Co group, we are now in the process of working towards our B Corp accreditation, as set by B Lab, Inc., which we aim to achieve by 2026.

As a B Corp, our board of directors would be required to promote the success of the Company for the benefit of our shareholders as a whole and, through our business and operations, to have a material positive impact on society and the environment, taken as a whole. As a result of the fact that our board of directors would be required to consider other stakeholders and issues in addition to shareholders’ interests, we may take in the future actions that we believe will benefit some or all of our stakeholders, even if those actions do not maximize our financial performance. For example, we may choose to revise our policies in ways that we believe will further promote environmental, social and governance issues, even though such changes may be more costly than other alternatives. Nonetheless, we believe that obtaining B Corp certification, and other environmental, social and governance certifications that we may obtain from time to time, would strengthen our credibility and trust among our customers, employees and business partners as well as within our industry by bolstering our commitment towards our stakeholders.
Human Capital Resources
At December 31, 2022, Avon employed approximately 13,000 employees. Of these, approximately 150 were employed in the United States. In Avon International females constituted approximately 66.5% of our workforce and 68.5% of our managerial employees and in Avon Latin America females constituted approximately 59.6% of our workforce and 56.5% of our managerial employees.
At Avon, we’re the company that strives to put purpose, people and relationships at the heart of everything we do and we’re committed to generating a positive environmental, economic and social impact for our communities across the globe.
We believe beauty is for everyone and that it is beautiful to be you. We celebrate our differences, champion self-expression and are committed to inclusion for all. We embrace diversity and individuality to build a culture that represents our communities and enables everyone to bring their best self to work. Our Avon Expectations for all Associates and Management clearly outline a minimum standard for appropriate behavior. Our employee resource groups enable Associates to have a safe space for learning, honest conversations, coaching and hold the business to account – highlighting areas for improvement and providing feedback on policy and decision-making.
At Avon we are committed to protecting human rights and being humankind. Our aim is to close the gender pay equity gap by 2023 ensuring that associates who perform the same role in the same location with the same responsibilities, experience and performance should be paid equally whatever their gender is, which we have achieved. We also commit to 50% of women in senior management roles, which we are currently meeting. We are also committed to paying living wage or above to all our employees by 2023, which is also true.
We continue with our focus on inclusive hiring to accelerate diverse representation at all levels as well as building an inclusive culture through our employee networks and educational events throughout the year. Building a culture of psychological safety has been at the heart of our culture transformation, with a keynote and recommended learning for all associates as well as the start of our senior leader team effectiveness model to increase psychological safety in teams across the organization.
In 2022, we have also continued to strive for an inclusive and equitable culture through eliminating bias and discrimination in our practices and policies – committing to equally honoring all family structures and relationships through our equity and inclusion position and our global menopause policy, supporting women through perimenopause and menopause through optimizing working conditions, flexible working and additional paid leave.
Avon International
In 2022, we demonstrated our purpose with our support to associates around the Ukrainian War to support people there with creative financial support packages, offers of relocation and help from neighboring countries (especially Poland and Romania). Many of our Polish and Romanian associates took up the opportunity of our new volunteering policy to support Ukrainian refugees as they arrived in the first few weeks of the war. We also ran webinars to support people with their mental well-being through times of crisis – with over 1 000 people joining. Additionally, we also ran separate sessions with an external psychologist and crisis management consultant dedicated to People Managers to support provide them tools so they could support their teams in this stressful situation.
We continued focus on our Employee Value Proposition (EVP) - ‘The Beauty of Doing Good’, tracking progress every 6 months through our employee engagement survey, Glint. We have continued to focus on the growth of our associates, launching LinkedIn Learning in February and were delighted to achieve top quartile activation versus industry peers in the first year of launch. During last year we spent almost 10 000 hours learning and gaining new skills through LinkedIn Learning, 58% of our associates keep using the platform and we continue to engage them in gaining new skills.
We have continued to invest in building leaders at all levels of the organization The “Leading with Heart” program for first -time people managers covers key concepts critical to being an effective and compassionate leader. 274 associates attended this program. Through the “Leading with Purpose” program, participants learn how to leverage their personal strengths while maximizing impact as senior leaders. 442 associates attended this program. We have invested in executive coaching for leaders stepping up into critical leadership roles and continue to support leadership teams with ongoing team development support.
In July we held a “Simple and Agile” Hackathon – to engage the whole organization to remove some of the pain points and bureaucracy in the organization, The first day was a day of learning with over 4887 hours of learning and on day 2, over 1473 associates joined session to hack 8 problems or opportunities.
One of the Hackathon topics was flexible working and associates worked together to explore different ways we can continue to deliver on our EVP promise to support associates to “work in a way that works for you” and we used the ideas to relaunch our flexible working philosophy – trusting associates to manage their work, to work flexibly between the office and home to enable them to manage their whole lives.
We are really pleased that despite a year of people challenges, we have increased overall Engagement up 2 points and have continued to make progress against our key areas of focus. This has been reflected in our Glint scores, Feedback score up by 1 point, Manager up 2, Career stayed the same, Growth up 2, Equal Opportunity up 3.
Avon Latin America
By 2022, Glint's focus was to evolve the culture of continuous listening and ensure that steps were taken to increase engagement. There was a strong focus on internal movements of talent in managerial positions and above, with 87% of new roles in 2022 being filled by internal hires (administrative public only). We have also invested in executive coaching for leaders stepping up into critical leadership roles and continue to support leadership teams with ongoing team development support. We hold workshops with Avon leadership boards to focus on excellence on execution and to unleash the power of collaboration between areas.
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
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for more information on these items.
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
COVID-19 Pandemic
Beginning with the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic as during 2020, many markets were subject to lockdown restrictions to varying degrees, which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. In 2021 and 2022, the continuing economic disruption caused by the COVID-19 pandemic also resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide.
These inflationary pressures were compounded in 2022 by the ongoing war between Ukraine and Russia which adversely impacted energy prices around the globe and further increased inflationary pressures. As of the date of this report, we are unable to estimate the longer-term economic impact of the ongoing Russia-Ukraine war and of any further impacts of the COVID-19 pandemic on our business. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers.
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
Ongoing war between Ukraine and Russia
On February 24, 2022, Russia launched a military invasion of Ukraine. The ongoing war between Ukraine and Russia has provoked strong reactions from the United States, the UK, the European Union (the “EU”) and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia.
As a result of the ongoing war in Ukraine, our Ukraine Distribution center operations are currently suspended for an indeterminate period with orders being shipped to the market from the Polish Distribution center instead. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Ongoing war between Ukraine and Russia."
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
•The ongoing war between Ukraine and Russia has resulted in the interruption of our operations in Ukraine for an indeterminate period and we cannot assure you that our business in Russia will not be interrupted as well. In addition, the ongoing war between Ukraine and Russia has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including the imposition of severe financial and economic sanctions on Russia which could have a material adverse effect on our business in that country. Furthermore, while the precise effect of the ongoing war and the sanctions on the Russian and global economies remains uncertain, should tensions continue to increase, financial markets may continue to experience significant volatility as well as economic and security consequences including, but not limited to, supply shortages of different kinds, increases in prices of commodities, including piped gas, oil and agricultural goods, significant disruptions in logistics infrastructure, telecommunications services, the risk of unavailability of information technology systems and infrastructure, among others.
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
•For example, we have been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products we sold in the past were contaminated with asbestos. We believe that the claims asserted against us in all of these cases are without merit. We are defending vigorously against these claims and will continue to do so. However, any adverse outcomes of legal proceedings or settlements, either in an individual case or in the aggregate, could be material and in excess to what has been accrued.
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

As of December 31, 2019, we had approximately $660 of foreign tax and other credits available to offset future income for U.S. federal tax purposes. As a result of the ownership change resulting from the Transaction the ability to use these credits has been limited to a range of approximately $108 to $178. Our ability to utilize such credits to offset future income could be further limited, however, if the Company undergoes an additional “ownership change” within the meaning of Section 382 of the Code. In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by 5% shareholders (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If the 50 percentage points are exceeded, Section 382 establishes an annual limitation on the amount of deferred tax assets attributable to previously incurred credits that may be used to offset taxable income in future years. A number of complex rules apply in calculating this limitation, and any such limitation would depend in part on the market value of the Company at the time of the ownership change and prevailing interest rates at the time of calculation. As a result, the magnitude of any potential limitation on the use of our deferred tax assets and the effect of such limitation on the Company if an ownership change were to occur is difficult to assess. However, if all or a portion of our deferred tax assets were to become subject to this limitation, our tax liability could increase significantly and our future results of operations and cash flows could be adversely impacted. Prospectively if we were to undergo a further ownership change these remaining credits could be further reduced.

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
There can be no assurance that we will be able to improve revenue, margins and net income, or achieve profitable growth in the future, particularly in our largest markets and developing and emerging markets, such as Brazil, Philippines and Russia. Our revenue in 2022 was $2,769.2, compared with $3,404.5 in 2021, and $3,625.2 in 2020. Improving revenue, margins and net income and achieving profitable growth will depend on our ability to improve financial and operational performance and execute our global business strategy, and there can be no assurance that we will be able to achieve these goals. Our ability to improve could be hindered by competing business priorities and projects.
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

Our business is conducted primarily in one channel, direct selling, and our inability to retain our Representatives may materially adversely affect us
Our business is conducted primarily in the direct-selling channel. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees. As of December 31, 2022, we had an average of approximately 4 million Active Representatives, which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. There is a high rate of turnover among Representatives, which is a common characteristic of the direct-selling business. In order to reverse losses of Representatives and grow our business in the future, we need to recruit, retain and service Representatives on a continuing basis. Among other things, we need to create attractive Representative earning opportunities and transform the value chain, restore field health and sales force effectiveness, successfully implement other initiatives in the direct-selling channel, with a strategy to expand to omnichannel successfully execute our digital strategy, including e-commerce, improve our brochure and product offerings and improve our marketing and advertising. If we are unable to constantly update our product portfolio, our ability to retain our representatives could be materially adversely affected. There can be no assurance that we will be able to achieve these objectives.
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

Within the direct-selling channel, we often compete on a country-by-country basis with our direct-selling competitors. There are a number of direct-selling companies that sell product lines similar to ours, some of which have worldwide operations and compete with us globally. Unlike a typical CPG company, which operates within a broad-based consumer pool, direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or “better deal” than that offered by the competition. Providing a compelling earnings opportunity for the Representatives is as critical as developing and marketing new and innovative products. Therefore, in contrast to typical CPG companies, we must first compete for a limited pool of Representatives before we reach the ultimate consumer.

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
One risk associated with our international operations is that the functional currency for most of our international operations is their local currency. The primary foreign currencies for which we have significant exposures include the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, euro, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South African rand, Turkish lira and Ukrainian hryvnia. As the U.S. dollar strengthens relative to our foreign currencies, our revenues and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by country mix if our higher-margin markets experience significant devaluation. In addition, our costs are more weighted to U.S. dollars while our sales are denominated in local currencies. Although we typically work to mitigate this negative foreign currency transaction impact through price increases and further actions to reduce costs, and by shifting costs to markets in which we generate revenue, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage these various foreign currency impacts and there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.
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
Inflation and government measures to curb inflation may adversely affect the economies and capital markets in some of the countries in which we operate, and as a result, harm our business, financial condition and results of operations, as well as the trading price of our ordinary shares.
High levels of inflation have adversely affected the economies and financial markets of some of the countries in which we operate, and the ability of their governments to create conditions that stimulate or maintain economic growth. More recently,

Europe, the United Kingdom, Asia and other areas in which we do business are also experiencing inflation levels that are higher than at any point in the past few decades, and Brazil has also experienced a significant rise in inflation in 2021 and 2022.
In addition, Argentina and Turkey are now considered to be highly inflationary economies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Review—Avon Latin America” for additional information regarding Argentina and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Review—Avon International” for additional information regarding Turkey. Gains and losses resulting from the remeasurement of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. High rates of inflation or the related devaluation of foreign currency may have a material adverse effect on our business, assets, financial condition, liquidity and results of operations or cash flows.
Inflationary pressures may lead governments to intervene in the economy, including through the implementation of government policies that may have an adverse effect on us and our customers, especially in a context of increased market volatility given the impacts of COVID-19, and any continued increase of such interest rates may negatively affect our profits and results of operations, thereby increasing the costs of financing our operations. Moreover, governmental measures to curb inflation and speculation about possible future governmental measures have contributed to the negative economic impact of inflation and have created general economic uncertainty and heightened volatility in the capital markets. Inflation may adversely affect our sales, revenue and net income as a decrease in consumers’ purchasing power may lead them to switch to lower cost products. Inflation may also result in an increase in costs which we may not be able to pass on to consumers, particularly if consumers are already considering lower cost options as a result of inflationary pressures on their purchasing power. Either of these circumstances could adversely affect our earnings and results of operations. If the countries in which we operate continue to experience high inflation rates, we may not be able to adjust the prices of our products in order to compensate for the effects of inflation in our costs structure, which may have an adverse effect on us.
High interest rates may further impact our cost of obtaining loans and also the cost of any future indebtedness, resulting in an increase in our financial expenses. This increase may adversely affect our ability to pay our financial obligations, as it reduces our cash availability. Mismatches between contracted indexes for assets versus liabilities and/or high volatilities in interest rates may result in financial losses for us.
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
•the possibility that local civil unrest, economic or political instability, bureaucratic delays, changes in macro-economic conditions, changes in diplomatic or trade relationships (including any sanctions, restrictions and other responses, such as those related to the ongoing war between Ukraine and Russia) or other uncertainties might disrupt our operations in an international market;
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
•macroeconomic pressures in Brazil as a result of the new presidential administration that took office on January 1, 2023;
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
At the end of 2021 and into 2022, Russia amassed large numbers of military forces and support personnel on the Ukraine-Russia border, leading to tensions between Ukraine and Russia as well as between the United States, its allies and Russia. On February 24, 2022, Russia launched a military invasion of Ukraine. As a result of these developments, our Ukrainian Distribution center operations are currently suspended for an indeterminate period and we cannot assure you that our Russian operations will not also be reduced or suspended. Furthermore, the ongoing war between Ukraine and Russia has resulted in the imposition of broad financial and economic sanctions against Russia by the United States and its allies, including the UK, the EU and other countries around the world, which could have a lasting impact on regional and global economies. Any further escalation of the war between Ukraine and Russia, or any further increase in tensions between the United States, its allies and Russia could have a material adverse effect on us. See also “—The ongoing war between Ukraine and Russia may have a material adverse effect on our business, financial condition and results of operations.”
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
The ongoing war between Ukraine and Russia has provoked strong reactions from the United States, the UK, the EU and various other countries around the world, including from the members of the North Atlantic Treaty Organization, or “NATO.”
Following Russia’s invasion of Ukraine beginning on February 24, 2022, the United States, the UK, the EU and other countries announced broad economic sanctions against Russia, including financial measures such as freezing Russia’s central bank assets and limiting its ability to access its U.S. dollar reserves. The United States, the EU and the UK have also banned people and businesses from dealings with the Russian central bank, its finance ministry and its wealth fund, among others. Selected Russian banks, including Russia’s largest bank Sberbank, have also been removed from the Swift messaging system, which enables the smooth transfer of money across borders. Other sanctions by the UK include major Russian banks being excluded from the UK financial system, stopping them from accessing sterling and clearing payments, major Russian companies and the state being stopped from raising finance or borrowing money on the UK markets, and the establishment of limits on deposits Russians can make at UK banks. The United States, the EU and the UK have also adopted personal measures, such as sanctions on individuals with close ties to Mr. Putin, and placed visa restrictions on several Russian oligarchs, as well as their family members and close associates, as well as asset freezes. In addition, these and other jurisdictions have put in place a vast number of export controls, impacting the export and transfer to Russia of broad categories of goods and materials, as well as bans on a number of professional services, including accounting, legal, IT and management consulting.
We have sales operations in multiple countries including in Ukraine and Russia and we are continuously monitoring the developments to assess any potential further impacts that may arise as a result of the ongoing crisis. We have made substantial changes to our structure, controls and commercial operations in response to the war. Given our operations in Ukraine and Russia, the adverse effects—global or localized—of the ongoing war between Ukraine and Russia, and/or economic sanctions and import and/or export controls being imposed on the Russian government by the United States, the UK, the EU or others, and the above-mentioned adverse effect on the wider global economy and market conditions could, in turn, have a material adverse effect on our business, financial condition and results of operations.

While the precise continuing effect of the ongoing war and these sanctions on the Russian and global economies remains uncertain, they have already resulted in significant volatility in financial markets, depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar and other major currencies, as well as in an increase in energy and commodity prices globally. As the conflict continues, markets may face continued volatility as well as economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services, the risk of unavailability of information technology systems and infrastructure, among others, given that Ukraine and Russia are significant exporters of commodities. Given that Ukraine and Russia are among the largest commodity exporters in the world, impacts on financial markets, inflation, interest rates, unemployment and other matters could affect the global economy that is still recovering from the effects of the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyber-terrorism activities and attacks, exodus to regions close to the areas of conflict and increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.
A further protraction of the conflict between Ukraine and Russia, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU and others, and the above mentioned adverse effect on the wider global economy and market conditions could, in turn, have a material adverse effect on our business, financial condition and results of operations.
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
The UK left the EU and subsequent transition periods put in place have now all ended. This means that the UK is no longer part of the EU Single Market and Customs Union and EU law no longer applies in the UK. The Trade and Cooperation Agreement (“TCA”) agreed in December 2020 changed the basis of the relationship between the UK and EU Member States.
Given that we conduct a substantial portion of our business in the EU and the UK, and our corporate headquarters is in the UK, any developments resulting from the implementation of the TCA could have a material adverse effect on our business, financial position, liquidity and results of operations or cash flows. Changes in foreign currency exchange rates may have a material effect on our net sales, financial condition, profitability and/or cash flows and may reduce the reported value of our operating results.
During 2023 we will continue to monitor the implementation of border controls (including any resulting delays), immigration policy (ability to recruit and maintain talent), regulatory changes and requirements to comply with new mandates, which may prove challenging and costly.

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
In June 2020, we became aware that we were exposed to a cyber-incident in our Information Technology (IT) environment which interrupted some of our systems and partially affected our operations. We engaged leading external cybersecurity and IT general controls specialists, launched a comprehensive containment and remediation effort and started a forensic investigation. By mid-August 2020, the Company had re-established all of its core business processes and resumed operations in all of its markets, including all of its distribution centers.
The cyber-incident did not have a material impact on our full year 2020 revenue, although it resulted in a shift in revenue from the second quarter to the third quarter of 2020 as the Company fulfilled the order backlog created. The incremental expense incurred as a result of the cyber-incident was not material.
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
Our long-term credit ratings are: Moody’s ratings of Ba3 with Stable Outlook for corporate family and senior unsecured debt; S&P ratings of BB- with Stable Outlook for corporate family and senior unsecured debt; and Fitch ratings of BB with Positive Outlook for corporate family and unsecured debt. Our credit ratings remain below investment grade which may impact our ability to access financing transactions on favorable terms. We do not believe these long-term credit ratings will have a material impact on our near-term liquidity. However, any rating agency review could result in a change in outlook or downgrade, which could limit our access to new financing, reduce our flexibility with respect to working capital needs, affect the market price of some or all of our outstanding debt securities and could result in an increase in financing costs. See Note 7, Debt and Other Financing to the Consolidated Financial Statements included herein, for details about the terms of our existing debt and other financing arrangements.
We may not effectively manage risks associated with the replacement of benchmark indices.
Interest rate, equity, foreign exchange rate and other types of indices which are deemed to be “benchmarks” are the subject of increased regulatory scrutiny. In March 2021, the United Kingdom’s Financial Conduct Authority, or the “FCA,” announced that most London interbank offered rate (“LIBOR”) benchmarks would ceased to be available after 2021. Certain other alternative benchmark interest rates have been announced, such as the Federal Reserve Bank of New York’s Secured Overnight Financing Rate based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York.
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
We are, and may in the future become, party to litigation, including, for example, claims alleging violation of the federal securities laws or claims relating to employee or employment matters, our products or advertising. In general, litigation claims can be expensive and time-consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results and the conduct of our business. We are currently vigorously contesting certain of these litigation claims. This includes numerous personal injury lawsuits filed in U.S. courts in which we are named a defendant, alleging that certain talc products we sold in the past were contaminated with asbestos. We believe that the claims asserted against us in all of these cases are without merit. However, it is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, or to predict the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows. See Note 17, Contingencies to the Consolidated Financial Statements included herein, for a detailed discussion regarding certain legal proceedings in which we are a party.

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
The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We own the material patents and trademarks used in connection with the marketing and distribution of our major products where such products are principally sold. Although most of our material intellectual property is registered in certain countries in which we operate, there can be no assurance with respect to the rights associated with such intellectual property in those countries. In addition, the laws of certain foreign countries, including many emerging markets, may not completely protect our intellectual property rights. The costs required to protect our patents and trademarks, especially in emerging markets, may be substantial. Please see “—Risks Related to the Separation of North America and the Preferred Stock Investment in the Company—The licensing of our North America intellectual property rights, including trademarks that are fundamental to our brand, in connection with the Separation could adversely impact our reputation, our business generally, and our ability to enforce intellectual property rights used in both North America and international jurisdictions” for additional information regarding the risks on our intellectual property rights associated with the separation of North America.

Risks Related to the Separation of North America and the Preferred Stock Investment in the Company

We may be exposed to claims and liabilities as a result of the separation of our North America business.
On March 1, 2016, Cleveland Apple Investor L.P. (“Cerberus Investor”) (an affiliate of Cerberus) contributed $170 of cash into New Avon in exchange for 80.1% of its membership interests, and we contributed (i) assets primarily related to our North America business (including approximately $100 of cash, subject to certain adjustments), (ii) certain assumed liabilities (primarily pension and postretirement liabilities) of our North America business and (iii) the employees of our North America business into New Avon in exchange for a 19.9% ownership interest of New Avon (collectively, the "Separation"). In August 2019, we and Cerberus finalized the sale of our respective interests in New Avon to LG Household & Health Care Ltd. In connection with the Separation, we entered into a Separation Agreement and various other agreements with New Avon to govern the separation and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us. The indemnity rights we have against New Avon under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to New Avon may be significant and these risks could negatively affect our financial condition.
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
Public health officials worldwide have recommended and mandated precautions to mitigate the spread of COVID-19, including restrictions on manufacturing, distribution, and congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, manufacturing and distribution of our products have been and may continue to be negatively impacted. Our suppliers have been similarly impacted by disruptions in global supply chains and climate events that hit electricity generation globally, among other events, which further affect our ability to produce and distribute. Distribution has also been impacted by certain restrictions on import and export in various countries and such restrictions may continue in the future. These restrictions have contributed to inflationary pressures in the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide, which may affect our ability to procure such raw materials at similar prices as we have prior to the COVID-19 pandemic. The pandemic has also led to challenges in recruiting Representatives, and enrollment of Representatives will likely occur at a slower pace. Additionally, there is a general risk that our employees or other workers could be exposed to the virus and that an incident of infection at one of our sites could result in “lock-down” measures for the whole site that could negatively impact our business.
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
We expect some negative impact on revenue and profits from COVID-19 to continue in 2023, given the emergence of novel strains and variants across the world, which may, in turn, result in lower cash generation from and greater costs in our activities. If the downturn is deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies. Our projections indicate that we should have sufficient liquidity to meet our obligations to parties other than Natura &Co and its affiliates for a period of not less than 12 months from the date of issuance of the Consolidated Financial Statements contained herein. The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business for a period of not less than 12 months from the date of issuance of the Consolidated Financial Statements contained herein. For further information see Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
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
Climate change can create physical risks, transition risks and other risks that could adversely affect us.

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
Such events could disrupt our operations or those of our customers or third parties on which we rely and with whom we do business, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. If we fail to adequately embed risks arising from climate change into our risk and operational frameworks to appropriately measure, manage and disclose the various financial and operational risks that may result from climate change, or if we fail to adapt our strategy and business model to a changing regulatory and market environment, we may face significant adverse impacts on our business, financial condition and results of operations.
In turn, transition risks refer to actions brought on to address mitigation and adaptation requirements related to climate change, and they can fall into various categories such as market, technology and market changes:
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
•Operational risks could result if severe weather events directly impacts business continuity and both our customers’ and our operations.
•Policy actions generally fall into two categories—those that attempt to constrain actions that contribute to the adverse effects of climate change and those that seek to promote adaptation to climate change. The risk associated with and the financial impact of policy changes depend on the nature and timing of the policy change.
•Regulatory compliance risks mean that increased regulatory compliance risk may result from the increasing focus, pace, breadth and depth of regulatory expectations requiring implementation in short timeframes across multiple jurisdictions.
•Reputational risks are run to the extent our reputation and client relationships may be damaged as a result of our practices, disclosures and decisions related to climate change and social and environmental matters, or to the practices or involvement of our clients, vendors or suppliers in certain industries or projects associated with causing or exacerbating climate change.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal properties worldwide consist of manufacturing facilities for the production of Beauty products, distribution centers where administrative offices are located and where finished merchandise is packed and shipped to Representatives in fulfilment of their orders, and one principal research and development facility located in Suffern, New York. However, on November 3, 2022, our board of directors approved a plan to relocate its research and development facilities to Brazil and Poland, two of our largest markets, by the end of its fiscal quarter ending June 30, 2024, in order to further deliver its Global Innovation Program and realize cost efficiencies. As a result, Avon will close its research and development facility in Suffern. The closure of the Suffern facility is expected to be completed by the end of Avon’s fiscal quarter ending June 30, 2024.
Since January 2017 our principal executive offices have been located in the UK, and presently are leased in Northampton, UK. All the floors of our previous principal executive office location at 777 Third Avenue, New York, NY continue to be subleased.
During 2022, we sold our Poland freehold administrative office. See Note 3, Discontinued Operations and Assets and Liabilities held for sale, to the Consolidated Financial Statements included herein.

In addition to the facilities noted above, other principal properties measuring 50,000 square feet or more include the following:
•three manufacturing facilities, nine distribution centers and one administrative office in Avon International; and
•two manufacturing facilities, nine distribution centers and one administrative office in Avon Latin America.
We consider all of our principal properties to be in good repair, to adequately meet our needs and to operate at reasonable levels of productive capacity.
Of all the properties listed above, 17 are owned and the remaining 10 are leased. Many of our properties are used for a combination of manufacturing, distribution and administration. These properties are included based on primary usage.

ITEM 3. LEGAL PROCEEDINGS
Reference is made to Note 17, Contingencies to the Consolidated Financial Statements included herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Avon’s Common Stock

At December 31, 2022, all of our common stock was held by Natura &Co Holding S.A. (either directly or through its subsidiaries).
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
Overview
We are a global manufacturer and marketer of beauty and related products. Our business is conducted primarily in the direct-selling channel, with a strategy to expand to omnichannel. During 2022, we had sales operations in 51 countries and territories, and distributed products in 23 more. At December 31, 2022, we had sales operations in 49 countries and territories. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States. Our reportable segments are based on geographic operations in two regions, Avon International and Avon Latin America. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
On average we had approximately 4 million Active Representatives during the year ended December 31, 2022, which represents the number of Representatives submitting an order in a sales campaign, totaled for all campaigns during the year and then divided by the number of campaigns. The success of our business is highly dependent on recruiting, retaining and servicing our Representatives.
Total revenue decreased 19% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and the recognition of certain Brazil indirect taxes in the prior-year period and unfavorably impacted by the recognition of certain Brazil indirect taxes in the current year period.
Excluding these items, Adjusted revenue decreased 19%, unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Pound Sterling, Polish zloty, Philippine peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 12% year-on-year driven by a 10% decrease in Avon International and a 15% decrease in Avon Latin America, mostly as a result of (i) the sale of Avon Luxembourg on July 1, 2021, (ii) Average Representative Sales increases being more than offset by a 23% decrease in Active Representatives and (iii) the impact of the ongoing war between Ukraine and Russia. During the year ended December 31, 2022, revenues from Ukraine and Russia represented approximately 8% of total revenue compared to approximately 9% for the year ended December 31, 2021.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 6% as increases in Average Representative Sales were more than offset by a 10% decrease in Active Representatives.
Units sold decreased 27% (or 13% excluding the impact of the sale of Avon Luxembourg), driven by decreases in both Avon International and Avon Latin America.
See "—Segment Review" for additional information related to changes in revenue by segment.
Merger with Natura Cosméticos S.A.
On May 22, 2019, we entered into an Agreement and Plan of Mergers with Natura Cosméticos, Natura &Co Holding and Natura &Co pursuant to which, in a series of transactions, Avon and Natura Cosméticos became direct wholly owned subsidiaries of Natura &Co. For additional information see Note 20, Merger with Natura Cosméticos S.A., to the Consolidated Financial Statements included herein. On January 3, 2020, the Company consummated the Transaction and became a fully owned subsidiary of Natura &Co Holding. In connection with the consummation of the Transaction, the Company notified the NYSE that trading of their stock should be suspended, the Company's common stock was subsequently delisted and deregistered.
COVID-19 Pandemic

Beginning with the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic as during 2020, many markets were subject to lockdown restrictions to varying degrees, which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. See also “Item 1A. Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic".
Inflation
In 2021 and 2022, the continuing economic disruption caused by the COVID-19 pandemic also resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide. These inflationary pressures were compounded in 2022 by the ongoing war between Ukraine and Russia which adversely impacted energy prices around the globe and further increased inflationary pressures.
We believe that these recent inflationary pressures, an increase in energy and utility prices globally, the effect of such increased prices on energy-intensive products, increases in transportation costs and the ongoing war between Ukraine and Russia may lead to a significant increase in the rate of inflation. This increase may, in turn, adversely affect demand for our products in that inflation may adversely affect both consumer confidence and the purchasing power of our community of customers, who may already have been considering a switch to lower cost products. We may not be able to pass on these increases in whole or in part to our customers, which may adversely affect our profit margin. High inflation may also lead to an increase in the costs of our operations, including by virtue of increased energy, utility and transportation prices and an increase in the cost of certain raw materials.
Inflationary pressures also may lead governments to intervene in the economy, including through the implementation of government policies that may have an adverse effect on us and our customers, such as increasing interest rates. High interest rates may impact our cost of obtaining loans and also the cost of any future indebtedness, resulting in an increase in our financial expenses. As such, this increase may adversely affect our ability to pay our financial obligations, as it reduces our cash availability. Increased interest rates may also adversely affect our ability to pay our commitments under certain of our operational lease agreements with adjustments directly linked to inflation. As of the date of this report, we are unable to estimate the longer-term economic impact of inflation on our business, results of operations and financial condition. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers. Furthermore, the actions outlined above are continuously being re-evaluated in light of global developments relating to inflation and inflationary pressures.
See also “Item 1A. Risk Factors—Risks Related to Our International Operations—Inflation and government measures to curb inflation may adversely affect the economies and capital markets in some of the countries in which we operate, and as a result, harm our business, financial condition and results of operations, as well as the trading price of our ordinary shares.”
Ongoing war between Ukraine and Russia
On February 24, 2022, Russia launched a military invasion of Ukraine. The ongoing war between Ukraine and Russia has provoked strong reactions from the United States, the UK, the European Union (the “EU”) and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia.
As a result of the ongoing war in Ukraine, our Ukraine Distribution center operations are currently suspended for an indeterminate period with orders being shipped to the market from the Polish Distribution center instead.
Along with this, our Russian manufacturing facilities have suspended deliveries of products outside of Russia and we have made substantial changes to our structure, controls and commercial operations in response to the war. Certain suppliers of raw ingredients and components to our Russian manufacturing facilities and of finished products to our Russian business may require us to take additional measures in order to continue supplying our Russian operations. Failure on our part to provide for such additional measures could impair the functioning of our Russian manufacturing facilities and could also result in disruptions in supply or our inability to source certain finished products to sell to customers in Russia. These changes will not impact our Eastern European operations as demand for finished goods is being sourced from manufacturing facilities in other European markets.
Furthermore, the Ukrainian hryvnia and Russian ruble have experienced greater volatility relative to the U.S. dollar since the invasion and may be volatile in the coming months as a result of the conflict. We expect that these currency fluctuations, and in particular that of the Russian ruble given the historical scale of our operations in Russia, may have a material adverse effect on our results of operations and financial condition in these countries as well as a resulting material adverse effect on our consolidated results of operations and financial condition.
While the precise effects of the ongoing war and these sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets as well as in an increase in energy and commodity prices globally. Should the conflict continue or escalate, markets may face various economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, significant disruptions in logistics infrastructure, telecommunications services, the risk of unavailability of information technology systems and infrastructure, among others, given that Ukraine and Russia are significant exporters of commodities. The resulting impacts on financial markets, inflation, interest rates, unemployment and other matters could disrupt the global economy’s ongoing recovery following the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.
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
Going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control and the ongoing war between Ukraine and Russia, we expect these factors to continue to adversely affect our operations, which could in turn result in lower revenues and lower cash generation from activities. If these impacts are deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business. This commitment is effective through to March 31, 2024, a period of more than 12 months from the date of issuance of the Consolidated Financial Statements. See Note 7, Debt and Other Financing, and Note 15, Leases and Commitments, respectively, for information on our debt and contractual financial obligations and commitments, including the loans from Natura &Co and its affiliates maturing within one year.
Cyber-incident
In June 2020, the Company became aware that it was exposed to a cyber-incident in its Information Technology ("IT") environment which interrupted some systems and partially affected the Company's operations. We engaged leading external cyber security and IT general controls specialists, launched a comprehensive containment and remediation effort and started a forensic investigation. By mid-August, the Company had re-established all of its core business processes and resumed operations in all of its markets, including all of its distribution centers.
The cyber-incident did not have a material impact on our full year 2020 revenue, although it resulted in a shift in revenue from the second quarter to the third quarter of 2020 as the Company fulfilled the order backlog created. The incremental expense incurred as a result of the cyber-incident was not material.
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
Open Up Avon, Open Up & Grow and Transformation Plan
In January 2016, we initiated a transformation plan (the "Transformation Plan"), which was completed in 2018.
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
In May 2020, the new leadership of Avon International refreshed our strategy ("Open Up & Grow") which aims to return Avon International to growth over the next three years. Open Up & Grow replaces and builds on the success of the Open Up Avon strategy, launched in 2018 to strengthen competitiveness through enhancing the representative experience, improving brand position and relevance, accelerating digital expansion and improving costs. Over this three-year period, savings are expected to continue to be achieved through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.
For additional details on restructuring initiatives, see Note 16, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
Turkish Currency
During the first quarter of 2022, published official exchange rates for Turkey indicated that the three-year cumulative inflation rate has exceeded 100%. As a result, we concluded that Turkey has become a highly inflationary economy. From April 1, 2022, we have applied inflationary accounting for our Turkish subsidiary. As such, the functional currency for Turkey has changed to the U.S. dollar, which is the consolidated group's reporting currency.
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
Relocation of the subsidiary Avon Products Inc research and development facility
On November 3, 2022, our board of directors approved a plan to relocate the Company's research and development facilities to Brazil and Poland, two of our largest markets, by the end of its fiscal quarter ending June 30, 2024, in order to further deliver the Company's Global Innovation Program and realize cost efficiencies. As a result, Avon will close its research and development facility in Suffern, New York. The closure of the Suffern facility is expected to be completed by the end of Avon’s fiscal quarter ending June 30, 2024.
For additional details on restructuring initiatives, see Note 16, Restructuring Initiatives, to the Consolidated Financial Statements included herein.
Impairment of goodwill
The majority of our goodwill is held in our business in Colombia. During the 2022 annual impairment test, our analysis of the Colombia business indicated an impairment as the carrying value of the business exceeded the estimated fair value. This was primarily the result of reducing our long-term projections of the business as it continued to experience challenging trading and economic conditions as a result of the continuing economic disruption caused by the COVID-19 pandemic and subsequent inflationary pressures compounded by the ongoing war between Ukraine and Russia. Accordingly, a non-cash impairment charge of $35.8 was recorded to reduce the carrying amount of goodwill.
See "Critical Accounting Estimates" of this MD&A for further discussion of the impairment of goodwill.
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of 1) certain Brazil indirect taxes; 2) CTI restructuring initiatives; 3) costs related to the Transaction; 4) costs associated with the early termination of debt and credit facilities, 5) the settlement agreement to resolve a breach of contract dispute and 6) the impairment of goodwill held in our business in Colombia.
(1)    2022 includes the impact of certain Brazil indirect taxes, which were recorded in product sales and selling, general and administrative expenses, net in the amounts of approximately cost of $10 and approximately $3, respectively. The corresponding tax impact was approximately $6. 2021 includes the impact of certain Brazil indirect taxes, which were recorded in product sales and selling, general and administrative expenses, net in the amounts of approximately $21 and approximately $2, respectively. The corresponding tax impact was approximately $7. 2020 includes the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $11. The corresponding tax impact was approximately $4. See Note 19, Supplemental Balance Sheet Information, to the Consolidated Financial Statements contained herein for further information.
(2)     CTI restructuring initiatives includes the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 16, Restructuring Initiative, to the Consolidated Financial Statements contained herein for further information.
(3)     During 2020, the Company recorded approximately $86 of costs related to the Transaction, primarily including professional fees incurred of approximately $46, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. See Note 20, Agreement and Plan of Mergers with Natura Cosméticos S.A., to the Consolidated Financial Statements contained herein and "Agreement and Plan of Mergers with Natura Cosméticos S.A.," in this MD&A for further information.

(4)     During 2022, the Company incurred costs of $16 associated with the early repayment of the $462 aggregate principal of the 5% Notes due in March 2023, in May 2022. During 2020, the Company incurred costs of $38 associated with the early termination of debt and credit facilities.
(5)    During 2022, an Avon subsidiary concluded the negotiation of a settlement agreement to resolve a breach of contract dispute in Japan. As a result, Avon received cash compensation in the amount of $27 of which approximately $3 related to the settlement of historically recognized revenues and approximately $24 was recognized as revenue.
(6)    During the 2022 annual impairment test, our analysis of the Colombia business indicated an impairment as the carrying value of the business exceeded the estimated fair value. This was primarily the result of reducing our long-term projections of the business as it continued to experience challenging trading and economic conditions as a result of the continuing economic disruption caused by the COVID-19 pandemic and subsequent inflationary pressures compounded by the ongoing war between Ukraine and Russia. Accordingly, a non-cash impairment charge of $35.8 was recorded to reduce the carrying amount of goodwill.
See Note 17, Contingencies, Note 16, Restructuring Initiatives, Note 14, Segment Information, Note 1, Description of the Business and Summary of Significant Accounting Policies, Note 7, Debt and Other Financing, and Note 9, Income Taxes, to the Consolidated Financial Statements included herein. See also "Effective Tax Rate" in this MD&A, and "Results Of Operations - Consolidated" below, for more information on these items.
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
Allowances for Doubtful Accounts Receivable
Representatives contact their customers, selling primarily through the use of brochures for each sales campaign, generally on credit if the Representatives meet certain criteria. Sales campaigns are generally 3-4 weeks or a month in duration. The Representative purchases products directly from us and may or may not sell them to an end user. In general, the Representative, an independent contractor, remits a payment to us during each sales campaign, which relates to the prior campaign cycle. The Representative is generally precluded from submitting an order for the current sales campaign until the accounts receivable balance past due for prior campaigns is paid; however, there are circumstances where the Representative fails to make the required payment. We record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability, including seasonality and changing trends and the impact of COVID-19. Over the past three years, annual bad debt expense was $52 in 2022, $62 in 2021 and $78 in 2020, or approximately 2% of total revenue in 2022, 2021 and 2020. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any end user of our products beyond the Representative. We have no legal recourse against the end user for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Allowances for Sales Returns
Policies and practices for product returns vary by jurisdiction. We record a provision for estimated sales returns based on historical experience with product returns. Over the past three years, annual sales returns were $53 for 2022, $76 for 2021 and $101 for 2020, or 2-3% of total revenue in each year, which has been generally in line with our expectations. If the historical data we use to calculate these estimates does not approximate future returns, due to changes in marketing or promotional strategies, or for other reasons, additional allowances may be required.
Provisions for Inventory Obsolescence
We record an allowance for estimated obsolescence, when applicable, equal to the difference between the cost of inventory and the net realizable value. In determining the allowance for estimated obsolescence, we classify inventory into various categories based upon its stage in the product life cycle, future marketing sales plans and the disposition process. We assign a degree of obsolescence risk to products based on this classification to estimate the level of obsolescence provision. If actual sales are less favorable than those projected, additional inventory allowances may need to be recorded for such additional obsolescence. Annual obsolescence expense was $23 in 2022, $27 in 2021 and $38 in 2020, or approximately 1% of total revenue in 2022, 2021 and 2020.
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
For 2022, the weighted average assumed rate of return on all pension plan assets was 2.35%, as compared with 2.45% for 2021. In determining the long-term rates of return, we consider the nature of the plans’ investments, an expectation for the plans’

investment strategies, historical rates of return and current economic forecasts. We generally evaluate the expected long-term rates of return annually and adjust as necessary.
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
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2022 net periodic benefit cost for the UK defined benefit pension plan was 1.90%. In addition, the 2022 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 94% in liability driven investments, approximately 6% in equity securities, emerging market debt and high yield securities. In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities). The rate of return on the plan assets in the UK was approximately (28.7)% in 2022 and approximately 3.4% in 2021.
The discount rate used for determining the present value of future pension obligations for each individual plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for calculating the balance sheet obligations of our more significant plans, including our UK defined benefit pension plan and our U.S. defined benefit pension plan, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis was 4.83% at December 31, 2022, and 2.15% at December 31, 2021. For the determination of the expected rates of return on assets and the discount rates, we take external actuarial and investment advice into consideration.
Our funding requirements may be impacted by standards and regulations or interpretations thereof. Our calculations of pension and postretirement costs are dependent on the use of assumptions, including discount rates, hybrid plan maximum interest crediting rates and expected return on plan assets discussed above, rate of compensation increase of plan participants, interest cost, benefits earned, mortality rates, the number of participants and certain demographics and other factors. Actual results that differ from assumptions are accumulated and amortized to expense over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2022, we had pretax actuarial losses and prior service credits totaling approximately $17 for the U.S. defined benefit pension and postretirement plans and approximately $117 for the non-U.S. defined benefit pension and postretirement plans that have not yet been charged to expense. These actuarial losses have been charged to AOCI within shareholders’ equity. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement obligations and future expense. For 2023, our assumption for the expected rate of return on assets is 6.35% for our U.S. defined benefit pension plan and 4.35% for our non-U.S. defined benefit pension plans (which includes 4% for our UK defined benefit pension plan). Our assumptions are generally reviewed and determined on an annual basis.
A 50 basis point change (in either direction) in the expected rate of return on plan assets, the discount rate or the rate of compensation increases, would have had approximately the following effect on 2022 pension expense and the pension benefit obligation at December 31, 2022:

	Increase/(Decrease) in Pension Expense		Increase/(Decrease) in Pension Obligation
	50 Basis Point		50 Basis Point
	Increase	Decrease	Increase	Decrease
Rate of return on assets	(3.40)	3.40	N/A	N/A
Discount rate	.1	(.4)	(32.2)	34.8
Rate of compensation increase	.3	(.3)	2.0	(2.0)
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

Taxes
We record a valuation allowance to reduce our deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted U.S. and foreign taxable income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its deferred tax assets, are taken into consideration. At December 31, 2022, we had recognized deferred tax assets of approximately $52 net of valuation allowances of approximately $941.
We monitor the realizability of our deferred tax assets on a continuous basis. Should macroeconomic and socio-political conditions change or our business operations do not improve, some or all of our remaining deferred tax assets could potentially need to be offset with the recording of a valuation allowance during the next 12 months.
At December 31, 2022, we continue to assert that substantially all of our foreign earnings are indefinitely reinvested. At December 31, 2022 the company’s undistributed foreign earnings is approximately $1.2 billion and would generate an approximate $10 of income tax if repatriated from the local subsidiaries.
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
Goodwill
We test goodwill for impairment annually, and more frequently if circumstances warrant, using various fair value methods. We completed our annual goodwill impairment assessment for 2022 in December and determined that the estimated fair values were substantially in excess of the carrying values of each of our reporting units.
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

The majority of our goodwill is held in our business in Colombia. During the 2022 annual impairment test, our analysis of the Colombia business indicated an impairment as the carrying value of the business exceeded the estimated fair value. This was primarily the result of reducing our long-term projections of the business as it continued to experience challenging trading and economic conditions as a result of the continuing economic disruption caused by the COVID-19 pandemic and subsequent inflationary pressures compounded by the ongoing war between Ukraine and Russia. Accordingly, a non-cash impairment charge of $35.8 was recorded to reduce the carrying amount of goodwill.
The key assumptions supporting the impairment analysis for this business were forecast cash flows based on 2023 budgets, a discount rate of 16% and a long-term growth rate of 3%. The forecast cash flows are driven by assumptions around operating margin and are particularly sensitive to the business’ ability to achieve these over the forecast period. If in isolation, either the forecast operating margin were to decrease by 100 basis points or the discount rate was increased by 200 basis points then fair value would then estimated fair value would be further reduced by approximately $9m and $3m respectively.

Results Of Operations - Consolidated

	Years ended December 31			Percentage/Basis Point Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Select Consolidated Financial Information
Total revenue	$2,769.2	$3,404.5	$3,625.2	(19)%	(6)%
Cost of sales	(1,186.2)	(1,439.1)	(1,588.6)	(18)%	(9)%
Cost of sales from affiliates of Natura &Co	(20.4)	(22.4)	(5.9)	*	*
SG&A expenses	(1,705.4)	(2,001.4)	(2,152.9)	(15)%	(7)%
Impairment of goodwill	(35.8)	—	—	*	*
Operating loss	(178.6)	(58.4)	(122.2)	206%	(52)%
Interest expense	(40.3)	(63.5)	(119.6)	(37)%	(47)%
Interest expense on Loan from affiliates of Natura &Co	(93.8)	(50.6)	(7.5)	*	*
Loss on extinguishment of debt	(15.7)	—	(37.7)	*	*
Interest income	13.0	0.6	2.1	*	*
Interest income on Loan to affiliates of Natura &Co	3.9	1.6	—	*	*
Gain on sale of business / assets	—	9.9	1.5	*	*
Other income (expense), net	(5.8)	1.6	(20.2)	*	*
Loss from continuing operations, before taxes	(317.3)	(158.8)	(303.6)	100%	(48)%
Loss from continuing operations, net of tax	(354.7)	(175.0)	(337.6)	103%	(48)%
Net loss attributable to Avon	$(428.1)	$(192.1)	$(362.8)	123%	(47)%

Advertising expenses(1)	$59.1	$67.8	$59.9	(13)%	13%

Reconciliation of Non-GAAP Financial Measures
Total revenue	$2,769.2	$3,404.5	$3,625.2	(19)%	(6)%
Japan royalty	(23.7)	—	—	*	*
Certain Brazil indirect taxes	10.0	(21.5)	—	*	*
Adjusted revenue	$2,755.5	$3,383.0	$3,625.2	(19)%	(7)%

Avon Luxembourg	—	(249.2)	(431.8)	*	*
Adjusted revenue excluding Avon Luxembourg	2,755.5	$3,133.8	$3,193.4	(12)%	(2)%

Gross margin	56.4%	57.1%	56.0%	(70)	110
Japan royalty	(.5)	—	—	(50)	—
Certain Brazil indirect taxes	.4	(.3)	—	70	(30)
Adjusted gross margin	56.3%	56.8%	56.0%	(50)	80

Avon Luxembourg	—%	.5%	.8%	(50)	(30)
Adjusted gross margin excluding Avon Luxembourg	56.3%	57.3%	56.8%	(100)	50

SG&A as a % of total revenue	61.6%	58.8%	59.4%	280	(60)
Japan royalty	.8	—	—	80	—
Certain Brazil indirect taxes	(.7)	.3	.3	(100)	—
CTI restructuring	(2.4)	(2.0)	(.7)	(40)	(130)
Costs related to the Transaction	—	—	(2.4)	—	240
Adjusted SG&A as a % of total revenue	59.3%	57.1%	56.6%	220	50

Avon Luxembourg	—%	1.2%	1.7%	(120)	(50)
Adjusted selling, general and administrative expenses as a % of total revenue excluding Avon Luxembourg	59.3%	58.3%	58.3%	100	—

	Years ended December 31			Percentage/Basis Point Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating (loss) profit	$(178.6)	$(58.4)	$(122.2)	206%	(52)%
Japan royalty	(23.7)	—	—
Certain Brazil indirect taxes	13.3	(19.8)	(10.6)
CTI restructuring	68.6	68.7	23.7
Costs related to the Transaction	—	—	85.8
Impairment of goodwill	35.8	—	—
Adjusted operating (loss) profit	$(84.6)	$(9.5)	$(23.3)	*	(59)%

Avon Luxembourg	—	(21.3)	(27.6)	*	(23)%
Adjusted operating (loss) profit excluding Avon Luxembourg	$(84.6)	$(30.8)	$(50.9)	175%	(39)%

Operating margin	(6.4)%	(1.7)%	(3.4)%	(470)	170
Japan royalty	(.9)	—	—	(90)	—
Certain Brazil indirect taxes	.5	(.6)	(.3)	110	(30)
CTI restructuring	2.5	2.0	.7	50	130
Costs related to the Transaction	—	—	2.4	—	(240)
Impairment of goodwill	1.2	—	—	120	—
Adjusted operating margin	(3.1)%	(.3)%	(.6)%	(280)	30

Avon Luxembourg	—%	(.7)%	(1.0)%	70	30
Adjusted operating margin excluding Avon Luxembourg	(3.1)%	(1.0)%	(1.6)%	(210)	60

Change in Constant $ Adjusted operating margin(2)				(350)	100

(Loss) income before taxes	$(317.3)	$(158.8)	$(303.6)	100%	(48)%
Japan royalty	(23.7)	—	—
Certain Brazil indirect taxes	17.5	(23.6)	(10.6)
CTI restructuring	68.6	58.8	22.2
Costs related to the Transaction	—	—	85.8
Impairment of goodwill	35.8	—	—
Loss on extinguishment of debt and credit facilities	15.7	—	37.7
Adjusted (loss) income before taxes	$(203.4)	$(123.6)	$(168.5)	65%	(27)%

Effective tax rate	(11.8)%	(10.2)%	(11.2)%
Adjusted effective tax rate	(11.8)%	(9.3)%	(18.8)%

Performance Metrics
Change in Active Representatives				(23)%	(15)%
Change in units sold				(27)%	(16)%
Amounts in the table above may not necessarily sum due to rounding.
*     Calculation not meaningful

(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all years presented is calculated using the current-year Constant $ rates.
2022 Compared to 2021
Revenue
Total revenue decreased 19% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and the recognition of certain Brazil indirect taxes in the prior-year period and unfavorably impacted by the recognition of certain Brazil indirect taxes in the current year period.

Excluding these items, Adjusted revenue decreased 19% unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, offset by the strengthening of the U.S. dollar relative to the Turkish lira, Pound Sterling, Polish zloty, Philippine peso and the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 12% year-on-year driven by a 10% decrease in Avon International and a 15% decrease in Avon Latin America, mostly as a result of (i) the sale of Avon Luxembourg on July 1, 2021, (ii) Average Representative Sales increases being more than offset by a 23% decrease in Active Representatives and (iii) the impact of the ongoing war between Ukraine and Russia. During the year ended December 31, 2022, revenues from Ukraine and Russia represented approximately 8% of total revenue compared to approximately 9% for the year ended December 31, 2021.
Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg decreased 6% as increases in Average Representative Sales were more than offset by a 10% decrease in Active Representatives.
Units sold decreased 27% (or 13%, excluding the impact of the sale of Avon Luxembourg) driven by decreases in both Avon International and Avon Latin America.
See "Segment Review" in this MD&A for additional information related to changes in revenue by segment.
Operating Margin
Operating margin decreased 470 basis points compared to the prior-year period. Operating margin was impacted by lower restructuring expenses in the current year period, the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period, the recognition of certain Brazil indirect taxes in both the current and prior-year periods and the impairment of goodwill held in our business in Colombia.
Excluding these items, Adjusted operating margin decreased by 280 basis points compared to the same period of 2021, due to the decrease in gross margin and higher SG&A as a percentage of total revenue.
The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin", "Selling, General and Administrative Expenses" and "Impairment of Goodwill".
Gross Margin
Adjusted gross margin decreased 50 basis points, compared to the same period of 2021, as the favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased by 280 basis points compared to the prior-year period. SG&A was impacted by lower restructuring expenses in the current year period, the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period and the recognition of certain Brazil indirect taxes in both the current and prior-year periods. Excluding these items, Adjusted SG&A as a percentage of Adjusted revenue increased 220 basis points, compared to the same period of 2021.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of our lower revenue, which resulted in a deleveraging of our fixed expenses.
Impairment of Goodwill
During the 2022 annual impairment test, our analysis of the Colombia business indicated an impairment as the carrying value of the business exceeded the estimated fair value. This was primarily the result of reducing our long-term projections of the business as it continued to experience challenging trading and economic conditions as a result of the continuing economic disruption caused by the COVID-19 pandemic and subsequent inflationary pressures compounded by the ongoing war between Ukraine and Russia. Accordingly, a non-cash impairment charge of $35.8 was recorded to reduce the carrying amount of goodwill.
Other Expenses
Total interest income increased by approximately $15 and total interest expense increased by approximately $20 driven by higher loans from affiliates compared to the prior-year period.
Loss on extinguishment of debt of $15.7 in the year ended December 31, 2022 represents the costs associated with the early repayment of the $461.9 aggregate principal of the 5% Notes due in March 2023, in May 2022.
Other income (expense), net, of approximately $6 represents a favorable impact of $7 compared to the prior-year period ended December 31, 2021 primarily attributable to higher foreign exchange losses and pension and postretirement plan costs in the current year period.
Effective Tax Rate

The Adjusted effective tax rates and the effective tax rates in 2022 and 2021 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results and were also negatively impacted by the country mix of earnings. In addition, the Adjusted effective tax rates and the effective tax rates in 2022 and 2021 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to mobilize funds to cover certain costs, such as interest on debt and corporate overhead.
The Adjusted effective tax rate and the effective tax rate in 2022 were impacted by an approximate net $7 expense of which approximately $3 was associated with an increase in valuation allowances and approximately $4 of other various taxes associated with changes in tax estimates. The effective tax rate in 2022 was also impacted by CTI restructuring, the Colombia Goodwill impairment and debt extinguishments for which tax benefits cannot currently be claimed as well as additional valuation allowances against deferred tax assets.
The Adjusted effective tax rate and the effective tax rate in 2021 were impacted by an approximate net $6 benefit recognized due to a $11 reduction of uncertain tax positions offset with a net charge of approximately $4 associated with an increase in valuation allowances and approximately $1 of other various taxes associated with changes in tax estimates. The effective tax rate in 2021 was also impacted by CTI restructuring for which tax benefits cannot currently be claimed.
In prior years, we had previously recorded valuation allowances against certain deferred tax assets associated with the U.S. and various foreign jurisdictions. We intend to continue maintaining these valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of any such valuation allowance release is subject to change depending on the level of profitability that we are able to achieve. The Company continuously monitors its operational and capital structure changes, business performance, tax planning actions and tax planning strategies that could potentially allow for the recognition of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that, in the foreseeable future, certain deferred tax assets could be recognized related to improvements in actual and/or expected operating results.
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. The Company continuously monitors the performance of entities and assesses the need for any further valuation allowances based on market performance and executability of tax planning actions and opportunities (including corporate restructuring). Should macroeconomic and sociopolitical conditions change, or our business operations not improve, or tax planning actions and opportunities not be implemented, up to approximately $52 of the Company's recognized deferred tax assets could potentially need to be offset with the recording of a valuation allowance in the future.
Impact of Foreign Currency
As compared to the prior-year period, foreign currency in 2022 impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $40, or approximately 100 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had a favorable impact to operating profit and Adjusted operating profit of approximately $5, or less than 50 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a favorable impact of less than $5 before tax on both a reported and Adjusted basis.
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
Operating Margin
Operating margin increased 170 basis points, significantly benefiting from costs related to the Natura transaction in the prior-year period and an increase in receipts of certain Brazil indirect taxes in the current year, partially offset by increased restructuring expenses in the current year. Excluding these items, Adjusted operating margin increased 30 basis points compared to the prior-year period. The impact of foreign exchange on Adjusted operating margin was broadly neutral and Constant $ Adjusted Operating Margin improved slightly mostly driven by the increase in gross margin. The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
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
Gain on sale of business/assets in 2021 of $10 related primarily to the sale of our Spanish distribution center in September 2021. Gain on sale of business/assets in 2020 of $2 related primarily to the sale of the China Wellness Plant in August 2020. Refer to Note 3, Discontinued Operations and Assets and Liabilities Held for Sale, to the Consolidated Financial Statements contained herein, for more information relating to these disposals.
Effective Tax Rate
The Adjusted effective tax rates and the effective tax rates in 2021 and 2020 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results and were also negatively impacted by the country mix of earnings. In addition, the Adjusted effective tax rates and the effective tax rates in 2021 and 2020 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges and dividends, which in the aggregate are relatively consistent each year due to the need to mobilize funds to cover certain costs, such as interest on debt and corporate overhead.
The Adjusted effective tax rate and the effective tax rate in 2021 were impacted by an approximate net $6 benefit recognized due to a $11 reduction of uncertain tax positions offset with a net charge of approximately $4 associated with an increase in valuation allowances and approximately $1 of other various taxes associated with changes in tax estimates. The effective tax rate in 2021 was also impacted by CTI restructuring for which tax benefits cannot currently be claimed in all affected jurisdictions.

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

Other Comprehensive (Loss) Income
Other comprehensive income, net of taxes was approximately $33 in 2022 compared with other comprehensive income of approximately $50 in 2021. The year-over-year comparison was favorably impacted by foreign currency translation gains of $60, compared to losses of $1 in the prior year and by unrealized losses on the revaluation of long-term intercompany balances of $17 compared to losses of $21 in the prior year, which relate to certain intercompany loans of a long term nature for which foreign currency transaction gains and losses are accounted for as translation adjustments in equity. These were offset by actuarial losses of approximately $16, compared to gains of approximately $67 in the prior year.
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
Summarized financial information concerning our reportable segments was as follows:

Years ended December 31	2022		2021		2020
	Total revenue	Segment profit	Total revenue	Segment profit	Total revenue	Segment profit
Avon International	$1,415.9	$60.4	$1,724.6	$49.9	$1,772.6	$27.4
Avon Latin America	1,331.6	(111.4)	1,654.7	(10.9)	1,845.9	(39.1)
Total from reportable segments	$2,747.5	$(51.0)	$3,379.3	$39.0	$3,618.5	$(11.7)
Below is an analysis of the key factors affecting revenue and segment profit by reportable segment for each of the years in the three-year period ended December 31, 2022. Foreign currency impact is determined as the difference between actual growth rates and Constant $ growth rates. Refer to "Non-GAAP Financial Measures" in this MD&A for more information.

Avon International – 2022 Compared to 2021

			%/Point Change
	2022	2021	US$	Constant $
Total revenue	$1,415.9	$1,724.6	(18)%	(8)%
Settlement agreement	(23.7)	—	*	*
Adjusted revenue	1,392.2	1,724.6	(19)%	(10)%

Segment profit	60.4	49.9	21%	25%
Settlement agreement	(23.7)	—	*	*
Adjusted segment profit	36.7	49.9	(26)%	(33)%

Segment margin	4.3%	2.9%	140	100
Settlement agreement	(1.7)%	—%
Adjusted segment margin	2.6%	2.9%	(30)	(70)

Change in Active Representatives				(19)%
Change in units sold				(20)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 18% compared to the prior-year period, favorably impacted by the recognition of revenue associated with a settlement agreement to resolve a breach of contract dispute in the current year period. Excluding this item, Adjusted revenue decreased 19% unfavorably impacted by foreign exchange variations, primarily driven by the strengthening of the U.S. dollar relative to the Turkish lira, Pound Sterling, Polish zloty and the Philippine peso.
On a Constant $ basis, Adjusted revenue decreased 10% driven by an increase in Average Representative Sales which was more than offset by a 19% decrease in Active Representatives across most markets in Europe, Middle East and Africa and Asia Pacific. The decrease in Revenue and Constant $ revenue was also due, in part, to the ongoing war between Ukraine and Russia, which affected revenues in this region.
Segment margin increased 140 basis points, or decreased 70 basis points on a Constant $ Adjusted segment margin basis as the decrease in the Constant $ Adjusted gross margin was partially offset by the lower Constant $ Adjusted SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin declined as the favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was due to cost saving programs including Headcount reductions as well as lower sales leader and field investments as investments made during the prior-year period to support our Representatives in response to the COVID-19 pandemic were discontinued in the current year.
Avon International – 2021 Compared to 2020

			%/Point Change
	2021	2020	US$	Constant $
Total revenue	1,724.6	1,772.6	(3)%	(4)%
Segment profit	49.9	27.4	82%	131%

Segment margin	2.9%	1.5%	140	200

Change in Active Representatives				(15)%
Change in units sold				(10)%
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
The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to decreases in bad debts.
Avon Latin America – 2022 Compared to 2021

			%/Point Change
	2022	2021	US$	Constant $
Total revenue	$1,331.6	$1,654.7	(20)%	(17)%
Certain Brazil indirect taxes benefit	10.0	(21.5)	*	*
Adjusted revenue	1,341.6	1,633.2	(18)%	(15)%

Avon Luxembourg	—	(249.2)	*	*
Adjusted revenue excluding Avon Luxembourg	1,341.6	1,384.0	(3)%	—%

Segment profit	(111.4)	(10.9)	*	*
Certain Brazil indirect taxes benefit	13.3	(21.5)	*	*
Adjusted segment profit	(98.1)	(32.4)	203%	163%
	0
Avon Luxembourg	—	(21.4)	*	*
Adjusted profit excluding Avon Luxembourg	(98.1)	(53.8)	82%	55%

Segment margin	(8.4)%	(0.7)%	(770)	(620)
Certain Brazil indirect taxes benefit	(1.1)%	1.3%	*	*
Adjusted segment margin	(7.3)%	(2.0)%	(530)	(390)

Avon Luxembourg	—%	(1.9)%	*	*
Adjusted segment margin excluding Avon Luxembourg	(7.3)%	(3.9)%	(340)	(210)

Change in Active Representatives				(25)%
Change in units sold				(32)%
Amounts in the table above may not necessarily sum due to rounding.
Total revenue decreased 20% compared to the prior-year period, favorably impacted by the recognition of certain Brazil indirect taxes in the prior-year period and unfavorably impacted by the recognition of certain Brazil indirect taxes in the current year period. Excluding these items, Adjusted revenue decreased 18% unfavorably impacted by foreign exchange variations primarily driven by the weakening of the U.S. dollar relative to the Brazilian real, offset by the strengthening of the U.S. dollar relative to the Argentinian peso.
On a Constant $ basis, Adjusted revenue decreased 15% which includes the impact from the sale of Avon Luxembourg, including our Mexican business, on July 1, 2021. Constant $ Adjusted revenue excluding the impact of the sale of Avon Luxembourg was 0%, as increases in Average Representative Sales were offset by a 25% decrease in Active Representatives.
Revenue in Brazil decreased 6% compared to the prior-year period, unfavorably impacted by the recognition of certain Brazil indirect taxes in both the current and prior-year periods. Excluding this item, Adjusted revenue decreased 1% favorably impacted by foreign exchange. On an Adjusted Constant $ basis, revenue decreased 6%, primarily driven by stable in Active Representatives and changes in macro-economic conditions.
Segment margin decreased 770 basis points, or a 390 basis points decrease on a Constant $ Adjusted segment margin basis, driven by the combination of a decrease in the Constant $ Adjusted gross margin and higher SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin declined as the favorable impact of price/mix was offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.
The increase in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely due to the impact of revenue decline, causing a deleveraging of our fixed expenses.

Avon Latin America – 2021 Compared to 2020

			%/Point Change
	2021	2020	US$	Constant $
Total revenue	$1,654.7	$1,845.9	(10)%	(8)%
Certain Brazil indirect taxes	(21.5)	—	*	*
Adjusted revenue	1,633.2	1,845.9	(12)%	(9)%

Avon Luxembourg	(249.2)	(431.8)	*	*
Adjusted revenue excluding Avon Luxembourg	1,384.0	1,414.1	(2)%	2%

Segment profit	(10.9)	(39.1)	(72)%	(45)%
Certain Brazil indirect taxes	(21.5)	—	*	*
Adjusted segment profit	(32.4)	(39.1)	(17)%	3%
Avon Luxembourg	(21.4)	(27.7)	*	*
Adjusted profit excluding Avon Luxembourg	(53.8)	(66.8)	(19)%	(13)%

Segment margin	(.7)%	(2.1)%	140	30
Certain Brazil indirect taxes	1.3	—	*	*
Adjusted segment margin	(2.0)%	(2.1)%	10	(20)

Avon Luxembourg	(1.9)%	(2.6)%	*	*
Adjusted segment margin excluding Avon Luxembourg	(3.9)%	(4.7)%	80	60

Change in Active Representatives				(16)%
Change in units sold				(20)%
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
Cash and cash equivalents

The Company has cash and cash equivalents of $367.6 at December 31, 2022.
In November 2022, the Company’s subsidiary, Avon Cosmetics Limited entered into a two-year committed intercompany multi-currency revolving credit facility with Natura &Co Luxembourg Holdings S.à r.l, a subsidiary of Natura &Co Holding and an affiliate of the Company (“Natura &Co Luxembourg”), in the amount of $300, of which $226 was drawn down at December 31, 2022. Borrowings under this facility will be used to reduce short-term financing from third-party banks and will bear interest at a rate per annum of 3% plus applicable currency benchmark rate.
Refinancing and the subsequent repurchase of Unsecured Notes
In May 2022, Avon Products, Inc. and Avon Cosmetics Limited entered into promissory notes with Natura &Co UK Holding plc ("Natura UK"), a subsidiary of Natura &Co Holding, in the amount of $405 and $215 respectively. These promissory notes bear interest at a rate per annum of 6.71% and mature on May 17, 2029. In addition, in June 2022, Avon Cosmetics Limited entered into an additional promissory note with Natura &Co Luxembourg in the amount of $115. This promissory note bears interest at a rate per annum of 6.51% and matures on June 28, 2029.
In May 2022, we redeemed in full and repurchased $461.9 of our 5% Notes due March 15, 2023 (the "2023 Notes"). The aggregate repurchase price was equal to the principal amount of the 2023 Notes, plus a premium of $15.0 and accrued interest of $5.4. In connection with the repurchase, we incurred a loss on extinguishment of debt of $15.7 before tax in the quarter ended June 30, 2022 consisting of the $15.0 premium paid for the repurchase and $.7 for the write-off of debt issuance costs and discounts related to the initial issuance of the 2023 Notes that were repurchased.
In June 2022, the $210 outstanding under the Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company, maturing in November 2022, was repaid in full.
Short term commitments
At December 31, 2022, our debt and other financing maturing within one year of include $537 of intercompany loans between affiliates of Natura &Co Holding and Avon Products, Inc. affiliates, including $226 drawn down under a $300 committed intercompany multi-currency revolving credit facility from an affiliate of Natura &Co Holding expiring in November 2024.
In addition, our short term contractual financial obligations and commitments include approximately $102 relating to purchase obligations and approximately $39 relating to operating lease repayments. We also expect to make contributions in the range of $5 to $10 to our defined benefit pension and postretirement plans. These commitments and repayments are expected to be fulfilled through a combination of operating cash flows and where necessary, further financial support from Natura &Co Holding (see going concern below).
Long-term commitments
At December 31, 2022, our long-term debt and other financing include $692 of loans from affiliates of Natura &Co Holding due in 2028, $735 of loans from affiliates of Natura &Co Holding due in 2029 and $216 of Notes due in March 2043. In addition, our long-term contractual financial obligations and commitments include operating lease payments of approximately $87 and purchase obligations of approximately $122. These commitments and repayments are expected to be fulfilled through a combination of operating cash flows and where necessary, further financial support from Natura &Co Holding (see going concern below).
Off balance sheet arrangements
At December 31, 2022, the Company has a issued a number of guarantees totaling $181 that it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil. See Note 17, Contingencies, to the Consolidated Financial Statements included herein for more information. The company has no other material off balance sheet arrangements at December 31, 2022.
Going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control and the ongoing war between Ukraine and Russia, we expect these factors to continue to adversely affect our operations, which could in turn result in lower revenues and lower cash generation from activities. If these impacts are deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business. This commitment is effective through to March 31, 2024, a period of more than 12 months from the date of issuance of the Consolidated Financial Statements. See Note 7, Debt and Other Financing, and Note 15, Leases and Commitments,

respectively, for information on our debt and contractual financial obligations and commitments, including the loans from Natura &Co and its affiliates maturing within one year.
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
Our liquidity could also be negatively impacted by restructuring initiatives, dividends, capital expenditures, acquisitions, and certain contingencies, including any legal or regulatory settlements, described more fully in Note 17, Contingencies, to the Consolidated Financial Statements included herein. See our Cautionary Statement for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 on pages 1 through 2.
Balance Sheet Data

	2022	2021
Cash and cash equivalents	$367.6	$251.5
Restricted cash	0.3	—
Total debt	$2,184.9	$1,816.6
Working capital	161.1	66.2
Cash Flows

	2022	2021	2020
Net cash (used) provided by continuing operating activities	$(163.1)	$(260.4)	$(270.1)
Net cash (used) provided by continuing investing activities	(38.8)	(48.1)	(20.5)
Net cash from continuing financing activities	342.6	222.6	39.1
Effect of exchange rate changes on cash and equivalents	2.4	(22.0)	(19.5)
Net Cash from Continuing Operating Activities
Net cash used by continuing operating activities during 2022 was approximately $163 as compared to net cash used by continuing operating activities of approximately $260 during 2021, a decreased cash outflow of approximately $97. The decrease in net cash used by operating activities was primarily driven by a reduction in inventory and increased payables offset by increased losses in 2022.
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
We maintain defined benefit pension plans and unfunded supplemental pension benefit plans (see Note 13, Employee Benefit Plans, to the Consolidated Financial Statements included herein). Our funding policy for pension plans is to meet the minimum required contributions under applicable law and accumulate plan assets that, over the long run, are expected to approximate the present value of projected benefit obligations. The amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Estimates - Pension and Postretirement Expense" in this MD&A). The future funding for these plans will depend on economic conditions, employee demographics, mortality rates, the number of associates electing to take lump-sum distributions, investment performance and funding decisions. Based on current assumptions, we expect to make contributions in the range of $5 to $10 to fund our global defined benefit pension and postretirement plans during 2023.
Net Cash from Continuing Investing Activities

Net cash used by continuing investing activities during 2022 was approximately $39, as compared to net cash used by continuing investing activities of approximately $48 during 2021. The approximate $9 decrease to net cash used in investing activities was primarily due to net proceeds of $17 received in 2021 in relation to the sale of our Spanish distribution center, partially offset by reduced capital expenditure in the current year compared to the prior year.
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
Net Cash from Continuing Financing Activities
Net cash provided by continuing financing activities during 2022 was approximately $343, as compared to net cash provided by financing activities of $223 in 2021. The approximate $120 increase in cash provided by continuing financial activities is primarily due to the favorable increase in proceeds from debt, partially offset by the adverse increase in repayment of debt in the current year compared to the prior year. During 2022, the proceeds from debt issued consisted primarily of loans from affiliates of Natura &Co. Note 7, Debt and Other Financing, to the Consolidated Financial Statements included herein for more information on these items.
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
Interest Rate Risk
Approximately 3% and 5% of our debt portfolio at December 31, 2022 and 2021, respectively, was exposed to floating interest rates.
Our long-term borrowings at year-end were all at fixed rates of interest and are therefore not sensitive to interest rate changes.
Foreign Currency Risk
We conduct business globally, with operations in various locations around the world. Over the past six years, all of our consolidated revenue was derived from operations of subsidiaries outside of the U.S.. The functional currency for most of our foreign operations is their local currency. We are exposed to changes in financial market conditions in the normal course of our operations, primarily due to international businesses and transactions denominated in foreign currencies and the use of various financial instruments. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings. At December 31, 2022, the primary foreign currencies for which we had net underlying foreign currency exchange rate exposures were the Argentine peso, Brazilian real, British pound, Chilean peso, Colombian peso, the euro, Peruvian new sol, Philippine peso, Polish zloty, Romanian leu, Russian ruble, South African rand, Turkish lira and Ukrainian hryvnia.
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

Our foreign-currency financial instruments were analyzed at year-end to determine their sensitivity to foreign exchange rate changes. Based on our foreign exchange contracts at December 31, 2022, all of which were taken out to hedge underlying foreign currency exposures, a hypothetical 10% appreciation of the U.S. dollar against our foreign exchange contracts would reduce earnings by $17 and a hypothetical 10% depreciation of the U.S. dollar against our foreign exchange contracts would increase earnings by $17. This hypothetical analysis does not consider our underlying foreign currency exposures. The hypothetical impact was calculated on the open positions using forward rates at December 31, 2022, adjusted for an assumed 10% appreciation or 10% depreciation of the U.S. dollar against these hedging contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would not have resulted in any write-off at December 31, 2022. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
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
Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of December 31, 2022, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting as of December 31, 2022, was effective.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees

The Company's principal accountant for 2022 and 2021 was PricewaterhouseCoopers LLP, United Kingdom ("PwC-UK"). The following table sets forth the aggregate fees for professional services rendered for us by PwC, as of and for the years ended December 31, 2022 and December 31, 2021.

	2022	2021
Audit Fees	$6.5	$7.2
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$6.5	$7.2
Audit Fees. These amounts represent the aggregate fees for professional services rendered by PwC for the audit of our annual financial statements for the years ended December 31, 2022 and 2021, the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years, and services related to statutory and regulatory filings and engagements for such years.
Audit-Related Fees. These amounts represent the aggregate fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of our financial statements. In 2022 and 2021, audit-related fees were de minimis.
Tax Fees. In 2022 and 2021, tax-related fees were de minimis.
All Other Fees. These amounts represent the aggregate fees for other services rendered by PwC not included in any of the foregoing categories. In 2022, all other fees were de minimis.
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
The current Natura &Co policy, and the former Avon Audit Committee policy, was established to (i) strictly disallow any service that would be a prohibited service; (ii) allow audit, audit-related, and tax services only if the particular type of service is on the list of types of services that has been pre-approved by the Audit Committee, specific procedures are followed to ensure appropriate management assessment of such service, the proposed fee is within the overall limit set by the Audit Committee for that category of service, and the Audit Committee is informed on a timely basis of each such service; and (iii) allow other services not within any of the foregoing categories only if each such service and the corresponding fee is approved in advance by the Audit Committee or by one or more members of the Audit Committee with subsequent approval by the Audit Committee. All services provided by PwC during 2022 and 2021 have been reviewed, and the amount of fees paid to PwC for such services and concluded that the provision of services by PwC is compatible with the maintenance of their independence.

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

4.4
Promissory Note dated as of May 17, 2022 between Avon Products, Inc. and Natura &Co UK Holdings Plc (incorporated by reference to Exhibit 4.1 to Avon’s Current Report on Form 8-K filed on May 23, 2022).

4.5
Promissory Note dated as of May 17, 2022 between Avon Cosmetics Limited and Natura &Co UK Holdings Plc (incorporated by reference to Exhibit 4.2 to Avon’s Current Report on Form 8-K filed on May 23, 2022).

4.6
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

10.39*	Sixth Amendment to Avon Products, Inc Deferred Compensation Plan (incorporated by reference to Exhibit 10.83 to Avon's Annual Report on Form 10-K for the year ended December 31, 2020)
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

10.42*
Avon Products, Inc. Compensation Plan for Non-Employee Directors, amended and restated as of February 8, 2016 (incorporated by reference to Exhibit 10.29 to Avon's Annual Report on Form 10-K for the year ended December 31, 2015).

10.43*
Board of Directors of Avon Products, Inc. Deferred Compensation Plan, amended and restated as of May 6, 2010 (incorporated by reference to Exhibit 10.6 to Avon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.44*	Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Appendix B to Avon’s Proxy Statement as filed on April 2, 2013).
10.45*
First Amendment, dated March 1, 2016, to Avon Products, Inc. 2013-2017 Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.46*
Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.26 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.47*
First Amendment, dated as of December 13, 2010, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.32 to Avon's Annual report on Form 10-K for the year ended December 31, 2011).

10.48*
Second Amendment, dated as of September 19, 2012, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to Avon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.49*
Third Amendment, dated as of November 10, 2014, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.35 to Avon's Annual Report on Form 10-K for the year ended December 31, 2014).

10.50*
Fourth Amendment, dated February 29, 2016, to the Benefit Restoration Pension Plan of Avon Products, Inc., as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.9 to Avon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.51*	Avon Products, Inc. Management Incentive Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 to Avon’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.52*
Avon Products, Inc. Management Incentive Plan, amended and restated effective as of January 1, 2015 (incorporated by reference to Exhibit 10.50 to Avon's Annual Report on Form 10-K for the year ended December 31, 2017).

10.53*	Avon Products, Inc. Long-Term Cash Bonus Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.51 to Avon's Annual Report on Form 10-K for the year ended December 31, 2017).
10.54*	Avon Products, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 17, 2010).
10.55*
Avon Products, Inc. Amended and Restated Compensation Recoupment Policy, effective as of January 14, 2013 (incorporated by reference to Exhibit 10.41 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.56*	Avon Products, Inc. Change in Control Policy (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 17, 2010).

10.57*
Avon Products, Inc. Amended and Restated Change in Control Policy, dated as of January 9, 2013 (incorporated by reference to Exhibit 10.43 to Avon's Annual Report on Form 10-K/A for the year ended December 31, 2012).

10.58*
Avon Products, Inc. Long Term Incentive Cash Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to Avon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.59*
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

10.61*
Investment Agreement, dated as of December 17, 2015, between Avon Products, Inc. and Cleveland Apple Investor LLC (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on December 21, 2015).

10.62*
Investor Rights Agreement, dated as of March 1, 2016, between Avon Products, Inc. and Cleveland Apple Investor L.P. (incorporated by reference to Exhibit 10.1 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.63*
Intellectual Property License Agreement, dated as of March 1, 2016, among Avon Products, Inc., Avon International Operations, Inc., Avon NA IP LLC and New Avon LLC (incorporated by reference to Exhibit 10.2 to Avon’s Current Report on Form 8-K filed on March 7, 2016).

10.64*
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
Avon’s Form 10-K for the year ended December 31, 2022, at the time of filing with the United States Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2023.

Avon Products, Inc.

/s/ Samantha Hutchison
Samantha Hutchison
Controller - Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angela Cretu	Chief Executive Officer - Principal Executive Officer	March 14, 2023
Angela Cretu

/s/ Marcin Kopa	Vice President Finance - Principal Financial Officer	March 14, 2023
Marcin Kopa

/s/ Itamar Gaino Filho	Director	March 14, 2023
Itamar Gaino Filho

/s/ Guilherme Castellan	Director	March 14, 2023
Guilherme Castellan

AVON PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avon Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avon Products, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in shareholders’ deficit for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Realizability of foreign loss carryforward deferred tax assets in certain jurisdictions
As described in Notes 1 and 9 to the consolidated financial statements, at December 31, 2022, the Company had recognized deferred tax assets of approximately $52 million net of valuation allowances of approximately $941 million. Management records a valuation allowance to reduce deferred tax assets to an amount that is "more likely than not" to be realized. The ultimate realization of deferred tax assets depends upon generating sufficient taxable income of the right character during the periods in which the temporary differences become deductible, or before net operating loss and tax credit carryforwards expire. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. Management continuously monitors the performance of entities and assesses the need for any further valuation allowances based on market performance and executability of tax planning actions and opportunities (including corporate restructuring).
The principal considerations for our determination that performing procedures relating to the realizability of foreign loss carryforward deferred tax assets in certain jurisdictions is a critical audit matter are (i) the significant judgment by management when assessing the ability to generate sufficient future taxable income through the execution of tax planning actions and opportunities (including corporate restructuring), (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures over management’s assessment of future taxable income of the right character and evaluating the audit evidence related to tax planning actions and opportunities (including corporate restructuring), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including tax planning actions and opportunities. These procedures also included, among others, (i) evaluating the reasonableness and mathematical accuracy of management’s estimate of taxable income generated from tax planning actions, (ii) testing the completeness and accuracy of data used in the tax loss carryforward calculations, (iii) evaluating the evidence related to a) the Company’s intention to execute corporate restructuring, b) whether the corporate restructuring is within the Company’s power to execute, and c) the Company’s progress toward execution of the corporate restructuring, (iv) the use of specialists to assist in evaluating the evidence related to the sufficiency of the taxable income generated from tax planning actions and opportunities (including corporate restructuring) and whether the taxable income generated from tax planning actions and opportunities would be of the appropriate character to realize the deferred tax assets, and (v) evaluating the completeness, accuracy and sufficiency of disclosures.
Talc-Related Litigation
As described in Note 1 and 17 to the consolidated financial statements, management discloses and/or accrues for loss contingencies, including for talc-related litigation, based on an assessment of the likelihood of a loss as being remote, reasonably possible or probable. Management records loss contingencies when it is probable that a liability will be incurred and the amount of the loss is reasonably estimated. Management believes that the talc-related claims asserted against the Company are without merit, however, management records a specific estimate for the small number of individual cases that have advanced to the later stages of legal proceedings, including one where the jury has awarded a verdict against the Company, and for the remaining cases, records an estimate of their exposure to loss taking into account the historical outcomes of cases resolved to date. As of December 31, 2022 there are 227 individual active talc-related cases pending against the Company for which associated costs and estimated liabilities have been included in current liabilities of discontinued operations on the Consolidated Balance Sheet. Given the inherent uncertainties of litigation, management cannot predict the outcome of all individual cases pending against the Company.
The principal considerations for our determination that performing procedures relating to talc-related litigation is a critical audit matter are the significant judgment by management when assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss can be made, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the loss contingencies associated with litigation and legal proceedings.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the talc-related litigation, including controls over assessing the accuracy and completeness of material legal matters to prepare the legal contingencies summary, determining the likelihood of a loss being incurred and whether the loss can be reasonably estimated. These procedures also included, among others, (i) assessing management’s process for accounting and reporting for the talc-related litigation, (ii) obtaining information regarding the procedural or other status of significant litigation (both actual and known potential) from the Company and its counsel, (iii) obtaining letters of audit inquiry with external legal counsel and evaluating counsel’s assessments regarding the likely outcome of any specific case with a trial verdict, (iv) obtaining a confirmation from external legal counsel regarding the completeness of the case records maintained by management, (v) testing relevant data (including costs, settlements and verdicts) used to establish the loss contingency, and (vi) evaluating the completeness and sufficiency of the Company’s talc-related litigation disclosures.

/s/ PricewaterhouseCoopers LLP
London, United Kingdom
March 14, 2023

We have served as the Company’s auditor since 2017.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
Years ended December 31	2022	2021	2020
Net sales	$2,600.5	$3,202.9	$3,431.2
Other revenue	147.0	176.4	187.3
Revenue from affiliates of Natura &Co	21.7	25.2	6.7
Total revenue	2,769.2	3,404.5	3,625.2
Costs, expenses and other:
Cost of sales	(1,186.2)	(1,439.1)	(1,588.6)
Cost of sales from affiliates of Natura &Co	(20.4)	(22.4)	(5.9)
Selling, general and administrative expenses (inclusive of provision for doubtful accounts of 2022: $51.7, 2021: $62.4 ,2020: $78.3)	(1,705.4)	(2,001.4)	(2,152.9)
Impairment of goodwill	(35.8)	—	—
Operating loss	(178.6)	(58.4)	(122.2)
Interest expense	(40.3)	(63.5)	(119.6)
Interest expense on Loan from affiliates of Natura &Co	(93.8)	(50.6)	(7.5)
Loss on extinguishment of debt and credit facilities	(15.7)	—	(37.7)
Interest income	13.0	0.6	2.1
Interest income from affiliates of Natura &Co	3.9	1.6	—
Other income (expense), net	(5.8)	1.6	(20.2)
Gain on sale of business	—	9.9	1.5
Total other (expenses) income	(138.7)	(100.4)	(181.4)
Loss from continuing operations, before taxes	(317.3)	(158.8)	(303.6)
Income taxes	(37.4)	(16.2)	(34.0)
Loss from continuing operations, net of tax	(354.7)	(175.0)	(337.6)
Loss from discontinued operations, net of tax	(73.2)	(18.5)	(27.9)
Net loss	(427.9)	(193.5)	(365.5)
Net loss attributable to noncontrolling interests	(0.2)	1.4	2.7
Net loss attributable to Avon	$(428.1)	$(192.1)	$(362.8)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)
Years ended December 31	2022	2021	2020
Net loss	$(427.9)	$(193.5)	$(365.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	60.4	(.9)	(162.9)
Unrealized gains (losses) on revaluation of long-term intercompany balances	(16.8)	(21.3)	67.6
Change in derivative gains (losses) on cash flow hedges	.3	—	.6
Amortization of net actuarial loss and prior service cost, net of taxes of 2022: $0.8, 2021: $0.8 and 2020: $0.8	4.9	5.1	8.2
Adjustments of net actuarial loss and prior service cost, net of taxes of 2022: $7.9, 2021: $3.2 and 2020: $3.8	(16.0)	67.3	(7.1)
Total other comprehensive income (loss), net of taxes	32.8	50.2	(93.6)
Comprehensive loss	(395.1)	(143.3)	(459.1)
Less: comprehensive loss attributable to noncontrolling interests	.3	.5	2.5
Comprehensive loss attributable to Avon	$(394.8)	$(142.8)	$(456.6)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except per share data and share numbers)
December 31	2022	2021
Assets
Current Assets
Cash, including cash equivalents of 2022: $63.0 and 2021: $15.5	$367.6	$251.5
Restricted cash	0.3	—
Accounts receivable (less allowances of 2022: $35.4 and 2021: $37.1)	183.4	198.7
Receivables from affiliates of Natura &Co	72.9	34.1
Loans to affiliates of Natura &Co	72.2	46.6
Inventories	332.2	384.1
Prepaid expenses and other	127.9	165.6
Held for sale assets	—	2.8
Current assets of discontinued operations	1.8	—
Total current assets	1,158.3	1,083.4
Property, plant and equipment, at cost
Land	15.4	18.5
Buildings and improvements	356.0	374.5
Equipment	509.7	549.5
	881.1	942.5
Less accumulated depreciation	(548.1)	(578.8)
Property, plant and equipment, net	333.0	363.7
Right-of-use assets	92.1	111.1
Goodwill	25.9	72.1
Deferred tax asset	52.1	121.4
Loans to affiliates of Natura &Co	54.8	46.7
Other assets	445.5	509.4
Total assets	$2,161.7	$2,307.8
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$5.7	$32.6
Loans from affiliates of Natura &Co	537.2	371.7
Accounts payable	461.5	522.8
Payables to affiliates of Natura &Co	58.1	29.4
Accrued compensation	77.2	81.5
Other accrued liabilities	247.4	273.4
Sales and taxes other than income	67.9	66.8
Income taxes	5.2	11.6
Current liabilities of discontinued operations	79.9	31.7
Total current liabilities	1,540.1	1,421.5
Long-term debt	214.8	676.0
Loans from affiliates of Natura &Co	1,427.2	736.3
Long-term operating lease liability	71.5	87.5
Employee benefit plans	58.1	84.6
Long-term income taxes	33.0	81.5
Other liabilities	58.2	75.1
Total liabilities	3,402.9	3,162.5
Shareholders’ Deficit
Common stock, par value $0.01 - authorized 1,000 shares; issued 101.34 shares (2021: par value $0.01 - authorized 1,000 shares; issued 101.34 shares)	—	—
Additional paid-in capital	639.8	631.2
Retained earnings	(832.3)	(404.2)
Accumulated other comprehensive loss	(1,052.2)	(1,085.5)
Total Avon shareholders’ deficit	(1,244.7)	(858.5)
Noncontrolling interests	3.5	3.8
Total shareholders’ deficit	(1,241.2)	(854.7)
Total liabilities and shareholders’ deficit	$2,161.7	$2,307.8

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
Years ended December 31	2022	2021	2020
Cash Flows from Operating Activities
Net loss	$(427.9)	$(193.5)	$(365.5)
Loss from discontinued operations, net of tax	(73.2)	(18.5)	(27.9)
Loss from continuing operations	(354.7)	(175.0)	(337.6)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	44.7	50.4	57.3
Amortization	19.8	22.4	24.5
Provision for doubtful accounts	51.7	62.4	78.3
Provision for inventory obsolescence	22.6	26.8	37.9
Share-based compensation	8.5	6.9	26.4
Foreign exchange (gains) losses	(10.7)	(5.2)	(5.1)
Deferred income taxes	8.9	(20.2)	(.4)
Impairment loss on assets	35.8	1.0	3.1
Gain on sale of business / assets	—	(9.9)	(1.5)
Costs associated with debt issue / repayment	15.0	—	—
Other	4.0	5.9	54.2
Changes in assets and liabilities:
Accounts receivable	(56.9)	(60.1)	(81.5)
Inventories	15.6	(53.0)	(65.9)
Prepaid expenses and other	(7.7)	(14.9)	1.2
Accounts payable and accrued liabilities	30.8	(35.1)	(61.7)
Income and other taxes	1.2	(13.1)	2.5
Noncurrent assets and liabilities	8.3	(49.7)	(1.8)
Net cash used by operating activities of continuing operations	(163.1)	(260.4)	(270.1)
Cash Flows from Investing Activities
Capital expenditures	(53.5)	(68.3)	(44.6)
Proceeds from disposal of assets	14.7	3.3	2.6
Net proceeds from sale of business / assets	—	16.9	11.3
Cash receipts from the settlement of corporate-owned life insurance policies	—	—	9.9
Other investing activities	—	—	.3
Net cash used by investing activities of continuing operations	(38.8)	(48.1)	(20.5)
Cash Flows from Financing Activities
Cash dividend	—	—	(8.6)
Debt, net (maturities of three months or less)	16.0	(11.1)	13.6
Proceeds from debt	1,102.5	297.0	1,039.7
Repayment of debt	(739.2)	(68.5)	(956.9)
Repayment of debt to affiliates of Natura &Co(2)	(83.4)	(38.0)	—
Repayment of debt from affiliates of Natura &Co	49.7	58.7	—
Repurchase of common stock	—	—	(.4)
Settlement of stock options	—	—	(25.8)
Settlement of derivative operations	12.0	—	(.8)
Costs associated with debt issue / repayment	(15.0)	—	(21.7)
Proceeds from monetization of COFINS tax credits	—	(15.5)	—
Net cash provided by financing activities of continuing operations(2)	342.6	222.6	39.1
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(26.7)	(14.0)	(16.7)
Net cash used by discontinued operations	(26.7)	(14.0)	(16.7)
Effect of exchange rate changes on cash and cash equivalents	2.4	(22.0)	(19.5)
Net (decrease) increase in cash and cash equivalents and restricted cash	116.4	(121.9)	(287.7)
Cash and cash equivalents and restricted cash at beginning of year(1)	251.5	373.4	661.1

Cash and cash equivalents and restricted cash at end of year(1)	$367.9	$251.5	$373.4
Cash paid for:
Interest	$39.1	$50.1	$133.5
Income taxes, net of refunds received	$36.3	$37.0	$21.3

(1)The following table provides a reconciliation of cash, cash equivalents, restricted cash, and cash held for sale reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$367.6	$251.5	$364.9
Restricted cash	0.3	—	7.8
Held for sale cash and cash equivalents	—	—	.7
Cash and cash equivalents, and restricted cash at end of period per the statement of cash flows	$367.9	$251.5	$373.4
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
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(In millions, except per	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Loss	Shares	Amount	Interests	Total
Balances at December 31, 2019	770.0	192.6	2,321.2	2,138.9	(1,040.0)	319.9	(4,603.3)	6.8	(983.8)
Credit Losses cumulative catch up	—	—	—	(2.0)	—	—	—	—	(2.0)
Gain on common control transaction	—	—	—	1.4	—	—	—	—	1.4
Capitalization of payable(1)	—	—	91.5	—	—	—	—	—	91.5
Net loss	—	—	—	(362.8)	—	—	—	(2.7)	(365.5)
Other comprehensive income	—	—	—	—	(93.8)	—	—	.2	(93.6)
Conversion of Series C convertible preferred stock(2)	—	—	—	(710.8)	—	(87.0)	1,197.6	—	486.8
Exercise/ vesting/ expense of share-based compensation	—	(.2)	(1.8)	—	—	—	—	—	(2.0)
Exchange of common stock (3)	(770.0)	(192.4)	(1,788.1)	(1,425.2)	—	(232.9)	3,405.7	—	—
Balances at December 31, 2020(4)	—	—	622.8	(360.5)	(1,133.8)	—	—	4.3	(867.2)
Sale of Avon Luxembourg(5)	—	—	—	148.4	—	—	—	—	148.4
Net loss	—	—	—	(192.1)	—	—	—	(1.4)	(193.5)
Other comprehensive income	—	—	—	—	48.3	—	—	1.9	50.2
Exercise/ vesting/ expense of share-based compensation	—	—	8.4	—	—	—	—	—	8.4
Purchases and sales of noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balances at December 31, 2021(4)	—	—	631.2	(404.2)	(1,085.5)	—	—	3.8	(854.7)
Net loss	—	—	—	(428.1)	—	—	—	.2	(427.9)
Other comprehensive income	—	—	—	—	33.3	—	—	(.5)	32.8
Exercise/ vesting/ expense of share-based compensation	—	—	8.6	—	—	—	—	—	8.6
Balances at December 31, 2022(4)	—	—	639.8	(832.3)	(1,052.2)	—	—	3.5	(1,241.2)
The accompanying notes are an integral part of these statements.
(1) On March 1, 2016, the Company issued and sold to Cerberus Investor 435,000 shares of newly issued series C preferred stock for an aggregate purchase price of $435 pursuant to an Investment Agreement, dated as of December 17, 2015, between the Company and Cerberus Investor. The series C preferred stock had accrued unpaid dividends of $91.3 at December 31, 2019. In January 2020 Natura &Co Holding paid the accrued dividends on the shares of series C preferred stock in an amount equal to U.S. $91.5 to Cerberus, resulting in a payable due to an affiliate of Natura &Co Holding for the same amount. During 2020, the payable due to Natura &Co was capitalized and recorded as a capital contribution through Additional Paid in Capital.
(2) On December 30, 2019, an affiliate of Cerberus Capital Management, L.P. ("Cerberus") elected to convert 435,000 shares of Series C Preferred Stock into 87,000,000 shares of the Company’s common stock, par value U.S.$0.25 per share, pursuant to the holder of the Company’s Series C Preferred Stock’s rights under the Company’s certificate of incorporation. The foregoing election is conditioned upon the filing of the certificates of merger with respect to the First Merger.
(3) In January 2020, subsequent to the Transaction, the Company restated its certificate of incorporation to effect a change in capitalization of the Company by changing the number of authorized shares of stock from 1,525,000,000 shares (of which (i) 1,500,000,000 shares, par value $0.25 per share, were common stock and (ii) 25,000,000 shares, par value $1.00 per share, were preferred stock) to 1,000 shares of common stock, par value $0.01 per share. As a result of the Merger, all of the issued and outstanding common stock of the Company, being 550,890,788, were canceled and converted. See Note 20, Merger with Natura Cosméticos S.A.,.
(4) The number of shares of Common Stock (par value $0.01 per share) outstanding at December 31, 2022, 2021 and 2020 was 101.34.

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
On May 22, 2019, we entered into an Agreement and Plan of Mergers with Natura Cosméticos S.A., a Brazilian corporation (sociedade anônima) ("Natura Cosméticos"), Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding"), and two subsidiaries of Natura &Co Holding ("Natura &Co") pursuant to which, in a series of transactions, Avon and Natura Cosméticos became direct wholly owned subsidiaries of Natura &Co (the "Transaction"). On January 3, 2020, the Company consummated the Transaction and became a fully owned subsidiary of Natura &Co Holding. In connection with the consummation of the Transaction, the Company notified the NYSE that trading of their stock should be suspended, the Company's common stock was subsequently delisted and deregistered. The Company files these financial statements with the SEC, as a voluntary filer, to comply with the terms of certain debt instruments. For additional information, see Note 20, Merger with Natura Cosméticos S.A.,.
In December 2019, the Company declared a dividend of $0.016 per share equating to $9, this dividend was subsequently paid in January 2020 by the Company.
Principles of Consolidation
The consolidated financial statements include the accounts of Avon and our majority and wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.
Basis of Presentation and Use of Estimates
We prepare our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or GAAP. In preparing these statements, we are required to use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions. On an ongoing basis, we review our estimates, including those related to stand-alone selling prices ("SSP") of promised goods or services delivered under sales incentives, allowances for sales returns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, the determination of discount rates and other actuarial assumptions for pension and postretirement benefit expenses, restructuring expense, income taxes and deferred income tax valuation allowances, share-based compensation, loss contingencies and the evaluation of goodwill, property, plant and equipment and capitalized software for potential impairment.
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
COVID-19 pandemic and Russia-Ukraine war

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning with the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic as during 2020, many markets were subject to lockdown restrictions to varying degrees, which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. In 2021 and 2022, the continuing economic disruption caused by the COVID-19 pandemic also resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide.
These inflationary pressures were compounded in 2022 by the ongoing war between Ukraine and Russia which adversely impacted energy prices around the globe and further increased inflationary pressures. As of the date of this report, we are unable to estimate the longer-term economic impact of the ongoing Russia-Ukraine war and of any further impacts of the COVID-19 pandemic on our business. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers.
Going concern
Considering the uncertain nature of any possible future COVID-19 impacts which are beyond the Company’s control and the ongoing war between Ukraine and Russia, we expect these factors to continue to adversely affect our operations, which could in turn result in lower revenues and lower cash generation from activities. If these impacts are deeper or for longer than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
The Company has received an irrevocable commitment from Natura &Co Holding that it will provide sufficient financial support if and when needed to enable the Company to meet its obligations as they come due in the normal course of business. This commitment is effective through to March 31, 2024, a period of more than 12 months from the date of issuance of the Consolidated Financial Statements. See Note 7, Debt and Other Financing, and Note 15, Leases and Commitments, respectively, for information on our debt and contractual financial obligations and commitments, including the loans from Natura &Co and its affiliates maturing within one year.
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
For financial statements of Avon subsidiaries operating in highly inflationary economies, the U.S. dollar is required to be used as the functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. We record the impact of changes in exchange rates on monetary assets and liabilities in other expense, net. Similarly, deferred income tax assets and liabilities are remeasured into U.S. dollars at the current exchange rates; however, the impact of changes in exchange rates is recorded in income taxes in our Consolidated Statements of Operations. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and prepaid expenses are carried forward at their historical dollar cost, which was calculated using the exchange rate at the date which hyperinflationary accounting is implemented.
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
Principal revenue streams and significant judgments
Our principal revenue streams can be distinguished into: i) the sale of Beauty and Fashion & Home products to Representatives (recorded in net sales); ii) Representative fees, primarily for the sale of brochures to Representatives and fulfillment activities related to the contract, which include fees for shipping and handling (recorded in other revenue); and iii) other, which includes the sale of products to New Avon LLC ("New Avon"), which has ceased since the sale of Avon Luxembourg Holdings S.à r.l on July 1, 2021, and royalties from the licensing of our name and products (recorded in other revenue).
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fulfillment activities in other revenue in our Consolidated Statements of Operations when such services are provided to the Representative. The cost of these activities is recognized in SG&A expenses in our Consolidated Statements of Operations.
iii) Other revenue
We also recognize revenue from the sale of products to New Avon, as part of a manufacturing and supply agreement, since the separation of the Company's North America business into New Avon on March 1, 2016, which has ceased since the sale of Avon Luxembourg Holdings S.à r.l on July 1, 2021, and royalties from the licensing of our name and products, in other revenue in our Consolidated Statements of Operations.
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
Brochure costs and associated fees that are presented as inventory were $2.7 at December 31, 2022 and $4.1 at December 31, 2021. Brochure costs and associated fees that are presented as prepaid expenses and other were $3.1 at December 31, 2022 and $4.0 at December 31, 2021.
Brochure costs expensed to COGS and SG&A in 2022 amounted to $36.1 and $68.5, respectively. In 2021 brochure costs expensed to COGS and SG&A were $54.8 and $72.6, respectively. In 2020 brochure costs expensed to COGS and SG&A were of $75.8 and $77.1, respectively.
The fees charged to Representatives for brochures sold recorded in Other revenue in 2022, 2021 and 2020 amounted to $29.6, $49.3 and $66.8, respectively.
Property, Plant and Equipment and Capitalized Software
Property, plant and equipment are stated at cost and are depreciated using a straight-line method over the estimated useful lives of the assets. The estimated useful lives generally are as follows: buildings, 45 years; land improvements, 20 years; machinery and equipment, 15 years; and office equipment, 5 to 10 years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Upon disposal of property, plant and equipment, the cost of the assets and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Costs associated with repair and maintenance activities are expensed as incurred.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain systems development costs related to the purchase, development and installation of computer software, and implementation costs incurred in a hosting arrangement that is a service contract, are capitalized and amortized over the estimated useful life of the related project. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred. The other assets balance included unamortized capitalized software costs of $73.5 at December 31, 2022 and $74.9 at December 31, 2021. The amortization expense associated with capitalized software was $19.8, $22.4 and $24.5 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The ultimate realization of deferred tax assets depends upon generating sufficient taxable income of the right character during the periods in which the temporary differences become deductible, or before net operating loss and tax credit carryforwards expire. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. Management continuously monitors the performance of entities and assesses the need for any further valuation allowances based on market performance and executability of tax planning actions and opportunities (including corporate restructuring). See Note 9, Income Taxes for more information.
In accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), we are choosing to treat the U.S. income tax consequences of Global Intangible Low-Taxed Income ("GILTI") as a period cost. As a result, at December 31, 2022, no deferred income taxes have been provided.
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
Shipping and Handling
Shipping and handling costs are expensed as incurred and amounted to $290.5 in 2022, $339.4 in 2021 and $373.1 in 2020.
Advertising
Advertising costs, excluding brochure preparation costs, are expensed as incurred and amounted to $59.1 in 2022, $67.8 in 2021 and $59.9 in 2020.
Research and Development
Research and development costs are expensed as incurred and amounted to $40.8 in 2022, $39.3 in 2021 and $36.5 in 2020. Research and development costs include all costs related to the design and development of new products such as salaries and benefits, supplies and materials and facilities costs.
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
Restructuring Expense

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contingencies
We determine whether to disclose and/or accrue for loss contingencies based on an assessment of the likelihood of a loss as being remote, reasonably possible or probable. We record loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable.
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
ASU 2017-04, Intangibles - Goodwill and other (Topic 350)
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04 Intangibles - Goodwill and other, which simplifies the test for goodwill impairment. This Update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of the assets acquired and liabilities assumed in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The guidance requires prospective adoption. We adopted the guidance for the goodwill impairment test that we have conducted since 2020, and adoption of the guidance did not have a material impact on our financial statements.
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
ASU 2020-04 and ASU 2022-06, Reference Rate Reform (Topic 848)
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance was initially effective for all entities as of March 12, 2020 through December 31, 2022, however, this was extended to December 31, 2024 following the issue of ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" in December 2022.
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
Accounting Standards to be Implemented
ASU 2022-04, Disclosure supplier finance program (Topic 405-50)
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations that will require a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. Disclosures will include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period.
ASU 2022-04 is effective for Company beginning with the quarter ending March 31, 2023, except for the roll forward requirement which is effective for the Company beginning with the quarter ending March 31, 2024. No impact will arise on the Company's financial condition, results of operations or cash flows as a result of the application of this accounting standard.
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
The Company incurred costs and recognized contingent liabilities during the years ended December 31, 2022, 2021 and 2020 related to its ownership and operation of the North America business prior to its separation into New Avon, including talc-

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related and environmental related litigation as well as other costs as detailed in Note 17, Contingencies, to the Consolidated Financial Statements.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon are shown below:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Selling, general and administrative expenses	$(73.2)	$(18.5)	$(27.9)
Operating loss	$(73.2)	$(18.5)	$(27.9)
Loss from discontinued operations, net of tax	$(73.2)	$(18.5)	$(27.9)

Assets and Liabilities Held for Sale
The major classes of assets and liabilities comprising held for sale assets and held for sale liabilities on the Consolidated Balance Sheet at December 31, 2022 and December 31, 2021 are shown in the following table.

	Year ended December 31,
	2022	2021
Current held for sale assets
Property, Plant & Equipment (net)	—	2.8
	$—	$2.8

Current held for sale liabilities
Accounts payable	$—	$—
Other liabilities	—	—
	$—	$—
At December 31, 2021, assets held for sale included one property in the Avon Latin America Segment.
At December 31, 2022, there were no assets held for sale.
Divestitures
Sale of Poland Freehold Administrative Office
In December 2022, we completed the sale of our Polish freehold administrative office for a total selling price of $12.5, the proceeds of which are presented as investing activities in the Consolidated Statement of Cash Flows.
In the fourth quarter of 2022 we recognized a gain of $1.8 before and $1.5 after tax, which is reported separately in the Consolidated Statements of Operations representing the difference between the proceeds, the carrying value of the Poland Freehold Office on the date of sale, and associated disposal costs.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Spanish Distribution Center
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

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
Statement of Operations Data
Revenue from affiliates of Natura &Co(2)(3)	$21.7	$25.2	$6.7
Cost of sales from affiliates of Natura &Co(2)(3)	$(20.4)	$(22.4)	$(5.9)
Gross profit from affiliates of Natura &Co(2)(3)	$1.3	$2.8	$.8
Interest income from Instituto Avon(1)	$—	$—	$.1
Interest expense on Loan from affiliates of Natura &Co(5)	$(93.8)	$(50.6)	$(7.5)
Interest income on Loan to affiliates of Natura &Co(5)	$3.9	$1.6	$—

	Year Ended December 31,2022	Year Ended December 31,2021
Balance Sheet Data
Trade Receivables due from affiliates of Natura &Co(2)	$30.7	$32.7
Derivative Receivables due from affiliates of Natura &Co(8)	$9.5	$—
Other receivables due from affiliates of Natura &Co(7)	$32.7	$1.4
Loans to affiliates of Natura &Co maturing within one year(7)	$72.2	$46.6
Loans to affiliates of Natura &Co maturing after one year(7)	$54.8	$46.7
Right-of-use asset from affiliates of Natura &Co(9)	$6.0	$—
Trade Payables due to affiliates of Natura &Co(7)	$(33.7)	$(24.5)
Derivative Payables due to affiliates of Natura &Co(8)	$(12.9)	$—
Other payables due to affiliates of Natura &Co(4)	$(11.5)	$(4.9)
Loans from affiliates of Natura &Co maturing within one year(5)	$(537.2)	$(371.7)
Loans from affiliates of Natura &Co maturing after one year(5)	$(1,427.2)	$(736.3)
Lease liability to affiliates of Natura &Co(9)	$(6.0)	$—
Investments in affiliates of Natura &Co(6)	$.1	$.1
(1) During the second quarter of 2018, the Company entered into an agreement to loan the Instituto Avon, an independent non-government charitable organization in Brazil, R$12 (Brazilian real) for an unsecured 5-year term at a fixed interest rate of 7% per annum, to be paid back in five equal annual installments. The Instituto Avon was created by an Avon subsidiary in Brazil, with the board and executive team comprised of Avon Brazil management. The purpose of the loan was to provide the Instituto Avon with the means to donate funds to Fundação Pio XII (a leading cancer prevention and treatment organization in Brazil and owner of the Hospital do Câncer de Barretos), in order to invest in equipment with the objective of expanding breast cancer prevention and treatment. During the fourth quarter of 2021, the loan was repaid in full.
(2) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $21.7, $25.2 and $6.7 associated with these agreements during the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded gross profit from related party of $1.3, $2.8 and $.8 associated with these agreements during the years ended December 31, 2022, 2021 and 2020, respectively. Trade receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.
(3) The Company is party to a license agreement with Avon Mexico, whereby Avon Mexico pays the Company a variable royalty. The Company recorded revenue and gross profit from related party of nil associated with these agreements during the

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year ended December 31, 2022, respectively. The Company recorded revenue and gross profit of $1 and $1, respectively, from related party associated with these agreements during the year ended December 31, 2021.
(4) The payable to Natura &Co relates to the vesting and settlement of share based compensation awards denominated in Natura &Co American Depository Receipts including the 2018 and 2019 long-term employee incentive program which vested and were automatically exercised in March 2021 and March 2022, respectively.
(5) Loans from affiliates of Natura &Co Holding at December 31, 2022 of $1,964.4 include $692.2 outstanding under a Promissory Note with Avon Beauty Limited with a maturity date of December 6, 2028, $405 outstanding under a Promissory Note with Avon Products, Inc. with a maturity date of May 17, 2029 and $330 outstanding under two Promissory Notes with Avon Cosmetics Limited with maturity dates of May 17, 2029 and June 28, 2029. In addition loans from affiliates of Natura &Co Holding at December 31, 2022 of $537.2 include of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holding. Loans from affiliates of Natura &Co Holding at December 31, 2021 of $1,108.0 include $736.3 outstanding under a Promissory Note between Avon Beauty Limited and a subsidiary of Natura &Co Holding, and $207.3 outstanding under a Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company. In addition loans from affiliates of Natura &Co Holding at December 31, 2021 include $164.4 of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holding. See Note 7, Debt and Other Financing, for further information relating to these loans.
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
(8) During the first quarter of 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At December 31, 2022, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $546 for various currencies for up to 12 months, of which $290 were designated as cash flow hedges. In addition we had $9.5 of Accounts Receivable and $12.9 of Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions, all of which are expected to be reclassified into earnings within the next 12 months.
(9) On December 20, 2022, the Company entered into a lease arrangement with a subsidiary of Natura &Co Holding resulting in a right-of-use asset and lease liability of $6.0 at December 31, 2022.

NOTE 5. Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by product or service type. All revenue is recognized at a point in time, when control of a product is transferred to a customer:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Twelve Months Ended December 31, 2022
	Reportable segments
	Avon International	Avon LATAM	Total reportable segments	Affiliates of Natura	Total
Beauty:
Skincare	$458.7	$415.4	$874.1	$—	$874.1
Fragrance	442.7	352.3	795.0	—	795.0
Color	187.9	184.6	372.5	—	372.5
Total Beauty	1,089.3	952.3	2,041.6	—	2,041.6
Fashion & Home:
Fashion	197.2	93.5	290.7	—	290.7
Home	51.3	226.9	278.2	—	278.2
Total Fashion & Home	248.5	320.4	568.9	—	568.9
Certain Brazil indirect taxes*	—	(10.0)	(10.0)	—	(10.0)
Product sales	1,337.8	1,262.7	2,600.5	—	2,600.5
Representative fees**	78.0	68.4	146.4	—	146.4
Other	.1	0.5	0.6	21.7	22.3
Other revenue	78.1	68.9	147.0	21.7	168.7
Total revenue	$1,415.9	$1,331.6	$2,747.5	$21.7	$2,769.2

	Twelve Months Ended December 31, 2021
	Reportable segments
	Avon International	Avon LATAM	Total reportable segments	Affiliates of Natura	Total
Beauty:
Skincare	$577.6	$465.8	$1,043.4	$—	$1,043.4
Fragrance	514.2	375.8	890.0	—	890.0
Color	238.0	181.9	419.9	—	419.9
Total Beauty	1,329.8	1,023.5	2,353.3	—	2,353.3
Fashion & Home:
Fashion	258.3	159.8	418.1	—	418.1
Home	69.6	340.4	410.0	—	410.0
Total Fashion & Home	327.9	500.2	828.1	—	828.1
Certain Brazil indirect taxes*	—	21.5	21.5	—	21.5
Product sales	1,657.7	1,545.2	3,202.9	—	3,202.9
Representative fees	66.4	107.8	174.2	—	174.2
Other	.5	1.7	2.2	25.2	27.4
Other revenue	66.9	109.5	176.4	25.2	201.6
Total revenue	$1,724.6	$1,654.7	$3,379.3	$25.2	$3,404.5

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

* The years ended December 31, 2022 and 2021 include impact of certain Brazil indirect taxes which resulted in an approximate cost of $10 and benefit of $22, respectively. See Note 19 Supplemental Balance Sheet Information.
** In June 2022, an Avon subsidiary concluded the negotiation of a settlement agreement to resolve a breach of contract dispute in Japan. As a result, Avon received cash compensation of $27, $3.3 of which related to the settlement of historically recognized revenues. The remaining $23.7 was recognized as revenue in the quarter ended June 30, 2022.

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
Generally, we record accounts receivable when we invoice a Representative. In addition, we record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability, including seasonality and changing trends, economic and geopolitical environment and the impact of COVID-19. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any ultimate consumer of our products beyond the Representative. We have no legal recourse against the ultimate consumer for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
The following table provides information about receivables and contract liabilities from contracts with customers at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Accounts receivable, net of allowances of $35.4 and $37.1	$183.4	$198.7
Contract liabilities	$31.6	$37.1
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the twelve months ended December 31, 2022, we recognized $28.3 of revenue related to the contract liability balance at December 31, 2021, as the result of performance obligations satisfied. In addition, we deferred an additional $25.6 related to

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at December 31, 2022 as compared with December 31, 2021, and the sale of Avon Luxembourg.
NOTE 6. Inventories
Inventories at December 31 consisted of the following:

	2022	2021
Raw materials	$91.2	$103.4
Finished goods	241.0	280.7
Total	$332.2	$384.1

NOTE 7. Debt and Other Financing
Debt
Debt at December 31 consisted of the following:

	2022	2021
Debt maturing within one year:
Short term debt	$5.7	$32.6
Loans from affiliates of Natura &Co	537.2	371.7
Total	$542.9	$404.3
Long-term debt:
Finance lease liabilities	0.8	1.3
5.00% Notes, due March 2023	—	460.8
6.95% Notes, due March 2043	214.0	213.9
Loans from affiliates of Natura &Co, due 2028 and 2029	1,427.2	736.3
Total	1,642.0	1,412.3
The carrying value of long-term debt is presented net of debt issuance costs and includes any related discount or premium, as applicable.
Unsecured Notes
In March 2013, we issued, in a public offering, $500.0 principal amount of 5.00% Notes due March 15, 2023 (the "5.00% Notes") and $250.0 principal amount of 6.95% Notes due March 15, 2043 (the "6.95% Notes") (collectively, the "2013 Notes"). Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year.
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
In the fourth quarter of 2016, we repurchased $11.1 of our 5.00% Notes and $6.2 of our 6.95% Notes and in the fourth quarter of 2018, we repurchased $27.0 of our 5.00% Notes.
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
In May 2022, we repurchased $461.9 of our 5% Notes due 15 March, 2023, financed by long-term related party loans (see below). The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of $15.0 and accrued interest of $5.4. In connection with the repurchase, we incurred a loss on extinguishment of debt of $15.7 before tax in the second quarter of 2022 consisting of the $15.0 premium paid for the repurchase and $.7 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2022 and 2021, the carrying values of our unsecured notes were comprised of the following:

	2022				2021
	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total	Remaining Principal	Unamortized Discounts	Unamortized Debt Issuance Costs	Total
5.00% Notes, due March 2023	—	—	—	—	461.9	(.5)	(.6)	460.8
6.95% Notes, due March 2043	216.1	(1.6)	(.5)	214.0	216.1	(1.7)	(.5)	213.9

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

At December 31, 2022 and 2021, we had recorded accrued interest on our unsecured notes of $5.8 and $14.7, respectively, which is classified within other accrued liabilities in our Consolidated Balance Sheets.
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
At December 31, 2022 and 2021, the carrying values of our senior secured notes was nil.
Maturities of Long-Term Debt
Annual maturities of long-term debt, which includes our notes, loans from affiliates of Natura &Co and capital leases outstanding at December 31, 2022, are as follows:

	2023	2024	2025	2026	2027	2028 and Beyond	Total
Maturities	$—	$.5	$.3	$.2	$—	$1,643.3	$1,644.3
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
On November 7, 2022, the Company’s subsidiary, Avon Cosmetics Limited entered into a two-year committed intercompany multi-currency revolving credit facility with Natura &Co Luxembourg Holdings S.à r.l, a subsidiary of Natura &Co Holding and an affiliate of the Company, in the amount of $300, of which $226 was drawn down at December 31, 2022. Borrowings

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under this facility will be used to reduce short-term financing from third-party banks and will bear interest at a rate per annum of 3% plus applicable currency benchmark rate.
Related Party loans
In November 2020, AIO entered into a Promissory Note with a subsidiary of Natura &Co Holding S.A. and an affiliate of the Company in the amount of $960. The Promissory Note bears interest at a rate per annum of 3.13% with a maturity date of November 2, 2022 (“the Natura &Co Loan”). On July 1, 2021, as part of the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding the $960 loan was partially repaid with the proceeds from a loan maturing in 2028. The loan was fully repaid in the second of quarter of 2022 as part of a refinancing and the subsequent repurchase of Unsecured Notes (see above). As at December 31, 2022, $692 was outstanding under the loan maturing in 2028 which is between Avon Beauty Limited, and Natura &Co Luxembourg Holdings S.à r.l. ("Natura &Co Lux Loan"). Avon Beauty Limited is a subsidiary of Avon Cosmetics Limited.
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
At December 31, 2022, our debt and other financing maturing within one year of include $537 of intercompany loans between Natura &Co Luxembourg Holdings S.à r.l. and Avon Products, Inc. affiliates, including $226 drawn down under a $300 committed intercompany multi-currency revolving credit facility from an affiliate of Natura &Co expiring in November 2024.
In addition, our short term contractual financial obligations and commitments include approximately $101.8 relating to purchase obligations and approximately $39 relating to operating lease repayments. We also expect to make contributions in the range of $5 to $10 to our defined benefit pension and postretirement plans. These commitments and repayments are expected to be fulfilled through a combination of operating cash flows and where necessary, further financial support from Natura &Co Holding.
Other short-term financing
At December 31, 2022, we utilized approximately $5.7 of short-term financing from third-party banks across multiple markets bearing an average interest rate of per annum of 7.5%.
Letters of Credit
At December 31, 2022 and 2021, we also had letters of credit outstanding totaling $5.6 and $11.3, respectively. These balances primarily relate to a letter of credit issued to a lessor of certain equipment, a lease which was transferred to New Avon in connection with the separation of the Company's North America business, and letters of credit which guarantee various insurance activities.
Long-Term Credit Ratings
Our long-term credit ratings are: Moody’s ratings of Stable Outlook with Ba3 for corporate family debt; S&P ratings of Stable Outlook with BB- for corporate family debt and senior unsecured debt; and Fitch rating of Positive Outlook with BB for corporate family and unsecured debt.
Our credit ratings remain below investment grade which may impact our ability to access financing transactions on favorable terms.
NOTE 8. Accumulated Other Comprehensive Income (Loss)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI during 2022 and 2021:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2021	$(1,062.2)	$(4.3)	$—	$(19.0)	$(1,085.5)
Other comprehensive income other than reclassifications	44.1	—	0.3	(16.0)	28.4
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.8(1)	—	—	—	4.9	4.9
Total reclassifications into earnings	—	—	—	4.9	4.9
Balance at December 31, 2022	$(1,018.1)	$(4.3)	$0.3	$(30.1)	$(1,052.2)

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2020	$(1,038.2)	$(4.3)	$(91.3)	$(1,133.8)
Other comprehensive income (loss) other than reclassifications	(24.1)	—	67.3	43.2
Sale of Avon Luxembourg	.1		(.1)	—
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $.8(1)	—	—	5.1	5.1
Total reclassifications into earnings	—	—	5.1	5.1
Balance at December 31, 2021	$(1,062.2)	$(4.3)	$(19.0)	$(1,085.5)
(1) Gross amount reclassified to other expense, net, and related taxes reclassified to income taxes.
A foreign exchange net loss of $5.0 for 2022, a net loss of $5.3 for 2021, and a net gain of $8.8 for 2020, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in changes in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).
NOTE 9. Income Taxes
Income from continuing operations, before taxes for the years ended December 31 was as follows:

	2022	2021	2020
United States	$(23.8)	$19.3	$(89.6)
Foreign	(293.5)	(178.1)	(214.0)
Total	$(317.3)	$(158.8)	$(303.6)
The provision for income taxes for the years ended December 31 was as follows:

	2022	2021	2020
Federal:
Current	$—	$0.2	$(9.5)
Deferred	—	—	8.9
Total Federal	—	.2	(0.6)
Foreign:
Current	25.6	35.5	31.4
Deferred	11.8	(20.0)	2.6
Total Foreign	37.4	15.5	34.0
State and Local:
Current	—	.5	.6
Deferred	—	—	—
Total State and other	—	.5	.6
Total	$37.4	$16.2	$34.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The continuing operations effective tax rate for the years ended December 31 was as follows:

	2022	2021	2020
Statutory federal rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	—	(.3)	(.2)
Tax on foreign income	10.8	67.1	(1.8)
Tax on uncertain tax positions	.6	3.7	1.1
Reorganizations	—	—	(10.0)
Net change in valuation allowances	(44.6)	(103.1)	(21.4)
Other	.4	1.4	.1
Effective tax rate	(11.8)%	(10.2)%	(11.2)%
In 2022, the Company’s effective tax rate continues to be impacted by the country mix of earnings. The country mix includes losses in certain jurisdictions that cannot be benefited and income tax expense in certain jurisdictions where taxable income is generated. In 2022, the Company increased its reserves for uncertain tax positions associated with current year activity and reduced reserves due to events, including settlements and the expiration of statutes of limitation. Included in Tax on Foreign Income is the effect of the Colombia Goodwill impairment which could not be benefitted.
In 2022, the Net Change in Valuation Allowances line in the rate reconciliation above includes $141.4 of net benefits that could not be recognized. The $141.4 of benefits which were not recognized consisted of the following key items: 1) $115.0 of increased Valuation Allowances due to additional Deferred Tax Assets generated during 2022 which cannot be benefitted; and 2) $26.4 of increased Valuation Allowances due to changes in judgment regarding the ability to use certain Deferred Tax Assets which existed at the beginning of 2022.
In 2021, the Company’s effective tax rate continued to be impacted by the country mix of earnings. The country mix includes losses in certain jurisdictions that cannot be benefited and income tax expense in certain jurisdictions where taxable income is generated. In 2021, the Company increased its reserves for uncertain tax positions associated with current year activity and reduced reserves due to events, primarily restructuring and the expiration of statutes of limitation. Included in Tax on Foreign Income is the effect of tax rate changes including the increase in the United Kingdom tax rate from 19% to 25% which resulted in a deferred tax benefit of $89.1.
In 2021, the Net Change in Valuation Allowances line in the rate reconciliation above includes $163.7 of net benefits that could not be recognized. The $163.7 of benefits which were not recognized consisted of the following key items: 1) $70.9 of increased Valuation Allowances due to additional Deferred Tax Assets generated during 2021 which cannot be benefitted; 2) $89.1 of increased Valuation Allowances on Deferred Tax Assets due to a tax rate change offsetting equivalent and associated accruals of deferred tax benefits reflected in the “Tax on Foreign Income” line above; and 3) $3.7 of increased Valuation Allowances due to changes in judgment regarding the ability to use certain Deferred Tax Assets which existed at the beginning of 2021.
In 2020, the Company’s effective tax rate continues to be impacted by the country mix of earnings. The country mix includes losses in certain jurisdictions that cannot be benefited and income tax expense in certain jurisdictions where taxable income is generated. In 2020, the Company increased its reserves for uncertain tax positions associated with current year activity and reduced reserves due to events, primarily the expiration of statutes of limitation. Included in Tax on Foreign Income is the effect of tax rate changes including the increase in the United Kingdom tax rate from 17% to 19% which resulted in a deferred tax benefit of $21.0. Included in the Re-organizations line is the effect of a true-up for a change in estimate of $30.5 regarding the amount of net operating losses generated as part of the 2018 restructuring transactions.
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
Deferred tax assets (liabilities) at December 31 consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2022	2021
Deferred tax assets:
Tax loss and deduction carryforwards	$478.5	$425.0
Intangibles	187.6	218.5
Tax credit carryforwards	120.3	119.7
Interest carryforwards	93.6	76.3
All other future deductions	168.4	199.8
Valuation allowance	(941.4)	(815.4)
Total deferred tax assets	107.0	223.9
Deferred tax liabilities	$(59.2)	$(105.0)
Net deferred tax assets	$47.8	$118.9

Deferred tax assets (liabilities) at December 31 were classified as follows:

	2022	2021
Deferred tax assets:
Other assets	$52.1	$121.4
Total deferred tax assets	52.1	121.4
Deferred tax liabilities:
Long-term income taxes	$(4.3)	$(2.5)
Total deferred tax liabilities	(4.3)	(2.5)
Net deferred tax assets	$47.8	$118.9
We monitor the realizability of our deferred tax assets on a continuous basis. Should macroeconomic and socio-political conditions change or our business operations do not improve, some or all of our remaining deferred tax assets could potentially need to be offset with the recording of a valuation allowance during the next 12 months.
At December 31, 2022, the valuation allowance primarily represents amounts for certain foreign tax loss carryforwards, substantially all U.S. deferred tax assets and certain other foreign deferred tax assets. The recognition of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. Tax planning strategies were also considered and evaluated as support for the realization of deferred tax assets. Where these sources of income existed along with sufficient positive evidence that indicated it was more likely than not that such sources of income could be relied upon, then the deferred tax assets were not reduced by a valuation allowance.
At December 31, 2022, we had deferred tax assets of $120.3 relating to tax credit carryforwards (U.S. foreign tax credits, research and experimentation credits and other tax credits) for which a valuation allowance of $120.3 has been provided. The tax credit carryforwards consist of U.S. foreign tax credits of $87.6 which are substantially all subject to expiration between 2023 and 2027; U.S. research and experimentation credits of $24.8 which are subject to expiration between 2027 and 2042 and other tax credits of $7.9 which are subject to expiration between 2023 and 2036.
At December 31, 2022, we had deferred tax assets of $432.2 relating to foreign loss carryforwards. The $432.2 of recognized deferred tax assets includes a $77.5 reduction for unrecognized tax benefits in accordance with ASU2013-11. The $432.2 of recognized deferred tax assets are further reduced by a valuation allowance of $414.2 resulting in a net deferred tax asset of $18.0 for foreign loss carryforwards. At December 31, 2022, we had recognized deferred tax assets of $46.3 relating to federal loss carryforwards for which a valuation allowance of $46.3 has been provided.
At December 31, 2022 we had foreign tax loss carryforwards of $2,480.8, of which $924.9 are not subject to expiration and $1,555.9 are subject to expiration between 2023 and 2052. At December 31, 2022, we had federal tax loss carryforwards of $220.4 which are not subject to expiration.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of deferred tax assets which are currently subject to a valuation allowance. There is the possibility that, in the foreseeable future, certain deferred tax asset could be recognized related to improvements in actual and/or expected operating results.
The ultimate realization of deferred tax assets depends upon generating sufficient taxable income of the right character during the periods in which the temporary differences become deductible, or before net operating loss and tax credit carryforwards expire. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. Management continuously monitors the performance of entities and assesses the need for any further valuation allowances based on market performance and executability of tax planning actions and opportunities (including corporate restructuring). Should macroeconomic and sociopolitical conditions change, or our business operations not improve, or tax planning actions and opportunities not be implemented, up to approximately $52.1 of the Company's recognized deferred tax assets could potentially need to be offset with the recording of a valuation allowance in the future.
At December 31, 2022, we continue to assert that substantially all of our foreign earnings are indefinitely reinvested. At December 31, 2022 the company’s undistributed foreign earnings of approximately $1.2 billion and would generate an approximate $10.2 of income tax if repatriated from the local subsidiaries.
Uncertain Tax Positions
At December 31, 2022, we had $249.8 of total gross unrecognized tax benefits of which approximately $14.1 would favorably impact the provision for income taxes, if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2019	331.7
Additions based on tax positions related to the current year	90.6
Additions for tax positions of prior years	.6
Reductions for tax positions of prior years	(34.1)
Reductions due to lapse of statute of limitations	(16.5)
Reductions due to settlements with tax authorities	(.2)
Balance at December 31, 2020	372.1
Additions based on tax positions related to the current year	6.8
Additions for tax positions of prior years	24.1
Reductions for tax positions of prior years	(136.8)
Reductions due to lapse of statute of limitations	(11.2)
Reductions due to settlements with tax authorities	(3.3)
Balance at December 31, 2021	251.7
Additions based on tax positions related to the current year	3.3
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1.8)
Reductions due to lapse of statute of limitations	(1.1)
Reductions due to settlements with tax authorities	(2.3)
Balance at December 31, 2022	$249.8

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. We reversed previously recorded expenses for interest and penalties, net of tax of $0.2 for the year ended December 31, 2022 and accrued interest and penalties, net of taxes of $0.5 and $1.0, for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2022 and 2021 we had $6.3 and $7.1, respectively, recorded for interest and penalties, net of tax benefit. The unrecognized tax benefits, including interest and penalties, were classified within long-term income taxes in our Consolidated Balance Sheets.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We file income tax returns in the U.S. and foreign jurisdictions. As of December 31, 2022, the tax years that remained subject to examination by major tax jurisdiction for our most significant subsidiaries were as follows:

Jurisdiction	Open Years
Brazil	2017-2022
Philippines	2017, 2019-2022
Poland	2014-2022
Russia	2020-2022
United Kingdom	2020-2022
United States (Federal)	2017-2022
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease in the range of approximately $85 to $90 within the next twelve months. Substantially all of these unrecognized tax benefits relate to an uncertain tax position resulting from characterization of revenue as indirect tax which is non-taxable rather than revenue that contributed to taxable income. In the past, this lack of recognition of the taxable income also resulted in an increase in net operating losses. In the next twelve months, approximately $85 to $90 of taxable income is anticipated to be triggered by certain legal entity restructurings. The resulting taxable income will be substantially all offset with net operating losses and other deferred tax assets. Approximately $0.8 of the anticipated reduction in the reserve would favorably impact the provision for income taxes.
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at December 31, 2022:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$9.2	Accounts payable	$9.1

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.6	Accounts payable	$4.6
Total derivatives		$9.8		$13.7

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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Rate Risk
Approximately 3% and 5% of our debt portfolio at December 31, 2022 and 2021, respectively, was exposed to floating interest rates, which relates to our short term debt portfolio.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At December 31, 2022, we had outstanding third-party foreign exchange forward contracts with notional amounts totaling approximately $38.1 for various currencies, all of which were designated as cash flow hedges.
During the year ended December 31, 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At December 31, 2022, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $546.3 for various currencies for up to 12 months, of which $289.7 were designated as cash flow hedges. In addition we had $9.5 Accounts Receivable and $12.9 Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions, all of which are expected to be reclassified into earnings within the next 12 months.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain balance sheet items. The change in fair value of these items is immediately recognized in earnings and substantially offsets the foreign currency translation impact recognized in earnings relating to the associated balance sheet items. During the years ended December 31, 2022 and 2021, we recorded gains of $12.1 and losses of $.3, respectively, in other expense, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.
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
Non-performance of the counterparties on the balance of all the foreign exchange agreements would not have resulted in any write-off at December 31, 2022. In addition, in the event of non-performance by such counterparties, we would be exposed to market risk on the underlying items being hedged as a result of changes in foreign exchange rates.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2022:

	Level 1	Level 2	Total
Assets:
Foreign exchange forward contracts	$—	$.3	$.3
Total	$—	$.3	$.3
Liabilities:
Foreign exchange forward contracts	$—	$—	$—
Total	$—	$—	$—
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis at December 31, 2021:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Total
Liabilities:
Foreign exchange forward contracts	$—	$2.7	$2.7
Total	$—	$2.7	$2.7
Other than our defined benefit pension and postretirement plan assets, the assets and liabilities measured at fair value on a recurring basis are comprised of foreign exchange forward contracts (see Note 10, Financial Instruments and Risk Management) and available-for-sale securities, which were immaterial at December 31, 2022 and 2021. See Note 13, Employee Benefit Plans, for the fair value hierarchy for our plan assets. The available-for-sale securities include securities held in a trust in order to fund future benefit payments for non-qualified retirement plans (see Note 13, Employee Benefit Plans).
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at December 31 consisted of the following:

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$—	$—	$—	$—
Loans to affiliates of Natura &Co maturing within one year	72.2	72.2	46.6	46.6
Loans to affiliates of Natura &Co maturing after one year	54.8	54.8	46.7	46.7
Debt maturing within one year	(5.7)	(5.7)	(32.6)	(32.6)
Loans from affiliates of Natura &Co maturing within one year	(537.2)	(537.2)	(371.7)	(371.7)
Long-term debt(1)	(214.8)	(206.8)	(676.0)	(754.2)
Loans from affiliates of Natura &Co maturing after one year	(1,427.2)	(1,427.2)	(736.3)	(736.3)
Foreign exchange forward contracts	.3	.3	(2.7)	(2.7)
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
For the years ended December 31:

	2022	2021	2020
Compensation cost for stock-based compensation	$13.1	$13.4	$24.9
Total income tax (cost)/ benefit recognized for share-based arrangements	.7	(.2)	1.9
All of the compensation cost for share based compensation for 2022, 2021 and 2020 was recorded in SG&A expenses in our Consolidated Statements of Operations.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
We recognized expense on stock options using a graded vesting method, which recognizes the associated expense based on the timing of option vesting dates. At December 31, 2022 and 2021, there were no outstanding stock options as they were cancelled as per above.
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
At December 31, 2022 and 2021, there were no outstanding RSUs and PRUs as they were exchanged for Natura &Co Holding Nominal Cost Options.
Natura &Co Holding options
As discussed above, each outstanding Avon RSU and PRSU at the time of the Transaction was exchanged for Natura &Co Holding Options. These options vest in a single tranche in line with the original vesting schedule of three years and will automatically exercise on the vest date.
We accounted for the exchange as a Type I (probable-to-probable) modification where the cumulative amount of the compensation cost that should be recognized over the vesting period is the original grant-date fair value plus incremental fair value of $3.4 resulting from the modification.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During 2022, Natura &Co granted employees of the Company and its subsidiaries a further 355,000 cost options with a weighted-average grant date fair value of $3.38 per unit. These 2022 options normally vest in two tranches of three and four years respectively.
A summary of options at December 31, 2022 and changes during 2022, is as follows:

	Nominal cost options (in 000’s)	Weighted-Average Modification-Date Fair Value
January 1, 2022	2,326	$10.00
Granted	355	3.38
Exercised	(902)	(12.36)
Forfeited	(77)	(9.13)
Modified from option to restricted units [1]	(550)	$(8.73)
Outstanding at December 31, 2022	1,152	$6.78
We recognize expense over the requisite service period. At December 31, 2022, there was $4.1 of unrecognized compensation cost related to options outstanding. That cost is expected to be recognized over a weighted-average period of 2.25 years.
Natura &Co Holding Performance Share Units (PSUs) and Restricted Share Units (RSUs)
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
In 2022, stock options, restricted shares and performance shares were granted pursuant to the “Co-Investment Plan” or “Long Term Incentive Plan”.
Under the “Co-Investment Plan”, eligible employees may invest part of their payout from the Profit Share Program in the purchase of Natura &Co Holding’s shares. Natura &Co Holding will then grant awards ("Matching Awards”) to match such purchased shares on a 1:1 ratio. The Matching Awards vest in 3 equal installments over three years, subject to remaining in employment.
Under the “Long-Term Incentive Plan”, Natura &Co Holding’s shares are awarded to eligible employees. Certain “Long-Term Incentive Plan” awards are only subject to a requirement to remain in employment over the vesting period, whereas the awards referred to as “Performance Shares” are subject to both a requirement to remain employed over the vesting period and meeting certain performance conditions.
During 2022 and 2021, Natura &Co granted 1,226,298 and 627,983 PSUs respectively with a weighted-average grant date fair value of $9.96 and $17.32 per unit respectively.
A summary of performance share units at December 31, 2022 and changes during 2022, is as follows:

	Performance Share Units (in 000’s)	Weighted-Average Modification-Date Fair Value
January 1, 2022	1,854	$19.78
Granted	1,226	9.96
Exercised	(2)	(16.99)
Forfeited	(563)	(16.31)
Modified from option to restricted units (refer footnote 1)	550	$5.82
Outstanding at December 31, 2022	3,065	$15.03
We recognize expense over the requisite service period to the extent that it is expected that the performance conditions are probable of being achieved. At December 31, 2022, there was $25.9 of unrecognized compensation cost related to the PSUs outstanding. That cost is expected to be recognized over a weighted-average period of 1.5 years.
1 The original 31 March 2021 grant was of stock options but became a restricted shares award as a result of modification in September 2022.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
NOTE 13. Employee Benefit Plans
Defined Contribution Plans
We offer a defined contribution plan for employees in the United Kingdom ("UK"), which allows eligible participants to contribute eligible compensation through payroll deductions. We double employee contributions up to the first 5% of eligible compensation and therefore the maximum level provided by Avon is 10% of eligible compensation. We made matching contributions in cash to the UK defined contribution plan of $6.5 in 2022, $8.1 in 2021 and $7.6 in 2020, which follow the same investment allocation that the participant has selected for his or her own contributions.
We also offer a qualified defined contribution plan for U.S.-based employees, the Avon Personal Savings Account Plan (the "PSA"), which allows eligible participants to contribute up to 25% of eligible compensation through payroll deductions. We match employee contributions dollar for dollar up to the first 3% of eligible compensation and fifty cents for each dollar contributed from 4% to 6% of eligible compensation. We made matching contributions in cash to the PSA of $.8 in 2022, $0.9 in 2021 and $1.0 in 2020, which follow the same investment allocation that the participant has selected for his or her own contributions. Prior to the separation of the North America business, the costs associated with the contributions to the PSA were allocated between Discontinued Operations and Global as the plan included both North America and U.S. Corporate Avon associates. See Note 3, Discontinued Operations and Assets and Liabilities Held for Sale.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plans
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Change in Benefit Obligation:
Beginning balance	$(60.3)	$(67.9)	$(671.2)	$(767.5)	$(9.7)	$(7.7)
Service cost	(.8)	(.9)	(2.9)	(4.3)	—	—
Interest cost	(1.7)	(1.0)	(11.0)	(8.7)	(.3)	(.3)
Actuarial gain (loss)	9.5	1.8	185.1	54.6	.8	.4
Benefits paid	6.7	7.7	22.2	25.7	2.3	.6
Actual expenses and taxes	—	—	.4	.4	—	—
Curtailments	(.4)	—	—	.2	—	—
Settlements	—	—	.4	1.8	—	—
Special termination benefits	—	—	—	—	—	(3.0)
Foreign currency changes and other	—	—	58.2	13.5	(.3)	.3
Sale of Avon Luxembourg	—	—	—	13.1	—	—
Ending balance	$(47.0)	$(60.3)	$(418.8)	$(671.2)	$(7.2)	$(9.7)
Change in Plan Assets:
Beginning balance	$54.3	$59.7	$764.4	$762.0	$—	$—
Actual return on plan assets	(11.6)	1.6	(177.7)	29.3	—	—
Company contributions	.7	0.7	(3.1)	10.1	2.3	.6
Benefits paid	(6.7)	(7.7)	(22.2)	(25.7)	(2.3)	(.6)
Actual expenses and taxes	—	—	(.4)	(0.4)	—	—
Settlements	—	—	(0.4)	(1.8)	—	—
Transfers	—	—	—	—	—	—
Foreign currency changes and other	—	—	(70.6)	(9.1)	—	—
Ending balance	$36.7	$54.3	$490.0	$764.4	$—	$—
Funded Status:
Funded status at end of year	$(10.3)	$(6.0)	$71.2	$93.2	$(7.2)	$(9.7)
Amount Recognized in Balance Sheet:
Other assets	$—	$—	$110.8	$162.4	$—	$—
Accrued compensation	(.8)	(.7)	(1.2)	(1.2)	(4.2)	(6.3)
Employee benefit plans liability	(9.5)	(5.3)	(38.4)	(68.0)	(3.0)	(3.4)
Net amount recognized	$(10.3)	$(6.0)	$71.2	$93.2	$(7.2)	$(9.7)
Pretax Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$16.8	$14.7	$115.3	$122.8	—	$0.8
Prior service (credit) cost	—	—	1.7	2.0	(.7)	(0.8)
Total pretax amount recognized	$16.8	$14.7	$117.0	$124.8	$(.7)	$—
Supplemental Information:
Accumulated benefit obligation	$46.6	$59.5	$108.2	$159.4	N/A	N/A
Plans with Projected Benefit Obligation in Excess of Plan Assets:
Projected benefit obligation	$47.1	$60.3	$115.9	$170.0	N/A	N/A
Fair value plan assets	36.7	54.3	76.3	100.8	N/A	N/A
Plans with Accumulated Benefit Obligation in Excess of Plan Assets:
Accumulated benefit obligation	46.6	59.5	103.4	153.6	N/A	N/A
Fair value plan assets	36.7	54.3	68.5	91.7	N/A	N/A

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2022 and 2021, actuarial gains on benefit obligations were primarily due to an increase in discount rates for all plans. For the year ended December 31, 2020, actuarial losses on the benefit obligations were primarily due to a decrease in discount rates for all plans.
The U.S. pension plans include a funded qualified plan (the PRA) and unfunded non-qualified plans. At December 31, 2022, the PRA had benefit obligations of $41.5 and plan assets of $36.7. At December 31, 2021, the PRA had benefit obligations of $53.6 and plan assets of $54.3. We believe we have adequate investments and cash flows to fund the liabilities associated with the unfunded non-qualified plans. The Non-U.S. pension plans include a funded qualified pension plan in the UK. At December 31, 2022, the UK qualified pension plan had benefit obligations of $295.6 and plan assets of $404.3. At December 31, 2021, the UK qualified pension plan had benefit obligations of $492.0 and plan assets of $653.6.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net Periodic Benefit Cost:
Service cost	$.8	$.9	$1.2	$2.9	$4.3	$4.3	$—	$—	$—
Interest cost	1.7	1.0	1.4	11.0	8.7	11.7	.3	.3	.7
Expected return on plan assets	(2.1)	(2.0)	(2.6)	(14.2)	(16.0)	(16.0)	—	—	—
Amortization of prior service credit	—	—	—	.1	—	(.1)	(.1)	(4.5)	(.2)
Amortization of net actuarial losses	1.1	2.4	2.9	4.1	7.5	6.3	.1	.7	—
Amortization of transition obligation	—	—	—	—	—	—	—	—	—
Settlements/curtailments	1.5	1.0	2.6	—	.1	.1	—	—	—
Special termination benefits	—	—	—	—	—	—	—	3.0	(4.2)
Net periodic benefit cost	$3.0	$3.3	$5.5	$3.9	$4.6	$6.3	$.3	$(.5)	$(3.7)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Actuarial losses (gains)	$4.6	$(1.4)	$.8	$6.8	$(68.1)	$15.9	$(.7)	$(.4)	$1.5
Prior service cost (credit)	—	—	—	(.1)	—	—	.1	4.5	(4.1)
Amortization of prior service credit	—	—	—	—	—	—	—	—	.2
Amortization of net actuarial losses	(2.6)	(3.4)	(5.5)	(4.1)	(7.6)	(6.4)	(.1)	(.7)	(1.6)
Foreign currency changes	—	—	—	(10.5)	(5.9)	11.6	—	—	—
Total recognized in other comprehensive loss*	$2.0	$(4.8)	$(4.7)	$(7.9)	$(81.6)	$21.1	$(.7)	$3.4	$(4.0)
Total recognized in net periodic benefit cost and other comprehensive loss	$5.0	$(1.5)	$.8	$(4.0)	$(77.0)	$27.4	$(.4)	$2.9	$(7.7)
* Amounts represent the pre-tax effect classified within other comprehensive loss. The net of tax amounts are classified within our Consolidated Statements of Comprehensive Loss.
Assumptions
Weighted-average assumptions used to determine benefit obligations recorded in our Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2022	2021	2022	2021	2022	2021
Discount rate	5.19%	2.81%	4.79%	2.09%	7.67%	3.61%
Rate of compensation increase	4.00%	4.00%	3.16%	2.56%	N/A	N/A
Interest crediting rate	3.99%	1.78%	2.74%	2.75%	N/A	N/A
The discount rate used for determining the present value of future pension obligations for each individual defined benefit pension plan is based on a review of bonds that receive a high-quality rating from a recognized rating agency. The discount rates for our more significant plans, including the UK defined benefit pension plan and the PRA, were based on the internal rates of return for a portfolio of high-quality bonds with maturities that are consistent with the projected future benefit payment

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
obligations of each plan. The weighted-average discount rate for U.S. and non-U.S. defined benefit pension plans determined on this basis has increased to 4.83% at December 31, 2022, from 2.15% at December 31, 2021.
Weighted-average assumptions used to determine net benefit cost recorded in our Consolidated Statements of Operations for the years ended December 31 were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.81%	2.42%	3.16%	1.97%	1.45%	2.05%	3.61%	3.95%	3.66%
Rate of compensation increase	4.00%	4.00%	4.00%	2.38%	2.51%	2.54%	N/A	N/A	N/A
Rate of return on assets	4.60%	4.15%	4.90%	2.19%	2.32%	2.55%	N/A	N/A	N/A
Interest crediting rate	1.94%	1.49%	2.49%	2.75%	2.74%	2.69%	N/A	N/A	N/A
In determining the long-term rates of return, we consider the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors. We generally evaluate the expected rate of return on plan assets annually and adjust as necessary. In determining the net cost for the year ended December 31, 2022, the assumed rate of return on assets globally was 2.35%, which represents the weighted-average rate of return on all plan assets.
A significant portion of our pension plan assets relate to the UK defined benefit pension plan. The assumed rate of return for determining 2022 net periodic benefit cost for the UK defined benefit pension plan was 1.90%. In addition, the 2022 rate of return assumption for the UK defined benefit pension plan was based on an asset allocation of approximately 94% in liability driven investments, and approximately 6% in equity securities, emerging market debt and high yield securities. In addition to the physical assets, the asset portfolio for the UK defined benefit pension plan has derivative instruments which increase our exposure to fixed income (in order to better match liabilities).
Similar assessments were performed in determining rates of return on other non-U.S. defined benefit pension plan assets, to arrive at our weighted-average assumed rate of return of 2.19% for determining 2022 net cost for all non-US defined benefit pension plan assets.
Plan Assets
Our U.S. and non-U.S. funded defined benefit pension plans target and weighted-average asset allocations at December 31, 2022 and 2021, by asset category were as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans
	% of Plan Assets			% of Plan Assets
	Target	at Year-End		Target	at Year-End
Asset Category	2023	2022	2021	2023	2022	2021
Equity securities	30%	31%	30%	17%	18%	23%
Debt securities	70	69	70	60	86	72
Other	—	—	—	23	(4)	5
Total	100%	100%	100%	100%	100%	100%
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis at December 31, 2022 :

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$5.6	$5.6
International equity	—	5.7	5.7
Emerging markets	—	—	—
	—	11.3	11.3
Fixed Income Securities:
Corporate bonds	—	15.2	15.2
Government securities	—	5.1	5.1
Other	—	5.1	5.1
	—	25.4	25.4
Other
Cash	—	—	—
	—	—	—
Total	$—	$36.7	$36.7

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$20.6	$—	$20.6
International equity	—	67.9	—	67.9
	—	88.5	—	88.5
Fixed Income Securities:
Corporate bonds	—	140.0	—	140.0
Government securities	—	189.2	—	189.2
Other	—	92.1	—	92.1
	—	421.3	—	421.3
Other
Cash	1.4	—	—	1.4
Derivatives	—	(23.4)	—	(23.4)
Real estate	—	—	2.1	2.1
Other	—	—	.1	.1
	1.4	(23.4)	2.2	(19.8)
Total	$1.4	$486.4	$2.2	$490.0

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis at December 31, 2021:

	U.S. Pension Plan
Asset Category	Level 1	Level 2	Total
Equity Securities:
Domestic equity	$—	$8.3	$8.3
International equity	—	6.6	6.6
Emerging markets	—	1.6	1.6
	—	16.5	16.5
Fixed Income Securities:
Corporate bonds	—	21.6	21.6
Government securities	—	8.8	8.8
Other	—	7.3	7.3
	—	37.7	37.7
Cash	—	.1	.1
Total	$—	$54.3	$54.3

	Non-U.S. Pension Plans
Asset Category	Level 1	Level 2	Level 3	Total
Equity Securities:
Domestic equity	$—	$29.4	$—	$29.4
International equity	—	145.2	—	145.2
	—	174.6	—	174.6
Fixed Income Securities:
Corporate bonds	—	257.6	—	257.6
Government securities	—	256.9	—	256.9
Other	—	36.5	—	36.5
	—	551.0	—	551.0
Other:
Cash	34.3	—	—	34.3
Derivatives	—	2.2	—	2.2
Real estate	—	—	2.3	2.3
	34.3	2.2	2.3	38.8
Total	$34.3	$727.8	$2.3	$764.4

A reconciliation of the beginning and ending balances for our Level 3 investments is provided in the table below:

Amount
Balance at January 1, 2021	$1.6

Balance at December 31, 2021	2.3
Actual return on plan assets held	(.2)

Balance at December 31, 2022	2.1
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
Cash flows
We expect to make contributions related to continuing operations in the range of $5 to $10 to our defined benefit pension and postretirement plans during 2023.
Total benefit payments expected to be paid from the plans are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Total	Postretirement Benefits
2023	$7.1	$23.2	$30.3	$4.2
2024	8.9	25.2	34.1	0.3
2025	3.7	162.0	165.7	0.3
2026	2.5	25.5	28.0	0.3
2027	2.4	27.1	29.5	0.3
2028-2032	14.0	135.3	149.3	1.4
Postemployment Benefits
We provide postemployment benefits, which include salary continuation, severance benefits, disability benefits and continuation of health care benefits to eligible former employees. The accrued cost for such postemployment benefits was $2.2 at December 31, 2022 and $6.5 at December 31, 2021 and was included in employee benefit plans in our Consolidated Balance Sheets.
Supplemental Retirement Programs
In the U.S., in addition to qualified retirement plans (i.e., the PSA and the PRA), we also maintain unfunded non-qualified plans. We offer a non-qualified deferred compensation plan, the Avon Products, Inc. Deferred Compensation Plan (the "DCP"), for certain higher paid key employees. The DCP is an unfunded, unsecured plan for which obligations are paid to participants out of our general assets. The DCP allows for the deferral of up to 50% of a participant’s base salary, the deferral of up to 100% of incentive compensation bonuses, and the deferral of contributions that would normally have been made to the PSA but are not deferred because the amount was in excess of U.S. Internal Revenue Code limits on contributions to the PSA. Participants

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
may elect to have their deferred compensation invested in one or more of three permitted investment alternatives. Expense associated with the DCP was zero in 2022, zero in 2021 and $.1 in 2020. The benefit obligation under the DCP was $.6 at December 31, 2022, $.7 at December 31, 2021 and $.8 at December 31, 2020 and was included in other liabilities and accrued compensation in our Consolidated Balance Sheets. The Transaction triggered a change of control provision in the DCP, resulting in the settlement of the majority of the obligation in 2020.
We maintain supplemental retirement programs consisting of the Supplemental Executive Retirement Plan of Avon Products, Inc. ("SERP") and the Benefit Restoration Pension Plan of Avon Products, Inc. ("BRP") under which non-qualified supplemental pension benefits are paid to higher paid key employees in addition to amounts received under our qualified defined benefit retirement plan, which is subject to IRS limitations on covered compensation. The SERP has not been offered to new employees in the last ten years, and the BRP is closed to employees hired on or after January 1, 2015 in conjunction with the closure of the PRA. The annual cost of these programs has been included in the determination of the net periodic benefit cost shown previously and amounted to $.9 in 2022, $1.0 in 2021 and $1.2 in 2020. The benefit obligation under these programs was $5.6 at December 31, 2022 and $6.7 at December 31, 2021 and was included in employee benefit plans and accrued compensation in our Consolidated Balance Sheets.
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
We established a grantor trust to provide assets that may be used for the benefits payable under the SERP and SLIP. The trust is irrevocable and, although subject to creditors’ claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in the trust are included in other assets and at December 31 consisted of the following:

	2022	2021
Corporate-owned life insurance policies	$23.1	$24.6
Cash and cash equivalents	5.4	5.8
Total	$28.5	$30.4
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized financial information concerning our reportable segments as of December 31 is shown in the following tables:

Total Revenue	2022	2021	2020
Avon International (1)	$1,415.9	$1,724.6	$1,772.6
Avon Latin America (2)	1,331.6	1,654.7	1,845.9
Total revenue from reportable segments (3)	2,747.5	3,379.3	3,618.5
Revenue from affiliates to Natura &Co	21.7	25.2	6.7
Total revenue	$2,769.2	$3,404.5	$3,625.2

Operating (Loss) Profit	2022	2021	2020
Segment Profit
Avon International (1)	$60.4	$49.9	$27.4
Avon Latin America (2)	(111.4)	(10.9)	(39.1)
Total (loss) profit from reportable segments (4) (8)	(51.0)	39.0	(11.7)
Unallocated global expenses(5)	(23.2)	(27.0)	(11.6)
Certain Brazil Indirect taxes (6)	—	(1.7)	10.6
CTI restructuring initiatives	(68.6)	(68.7)	(23.7)
Costs related to the Transaction (7)	—	—	(85.8)
Impairment of goodwill (9)	(35.8)	—	—
Operating (loss) profit	$(178.6)	$(58.4)	$(122.2)
(1)In June 2022, an Avon subsidiary concluded the negotiation of a settlement agreement to resolve a breach of contract dispute in Japan. As a result, Avon received cash compensation of $27, $3.3 of which related to the settlement of historically recognized revenues. The remaining $23.7 was recognized as revenue in the second quarter of 2022.
(2)2022 includes the impact of certain Brazil indirect taxes, which was recorded in product sales in the amount of approximately $10 in our Consolidated Income Statements. 2021 includes the impact of certain Brazil indirect taxes, which was recorded in product sales in the amount of approximately $21 in our Consolidated Income Statements. See Note 19 Supplemental Balance Sheet Information.
(3)Total revenue from reportable segments also includes revenue from other business activities of $0.5, $4.7 and $14.5 for the years ended December 31, 2022, 2021 and 2020, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Previously reported amounts have been allocated to Avon International and Avon Latin America segments to conform to the current year presentation.
(4)Total profit from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $0.5, $1.5 and $7.3 for the years ended December 31, 2022, 2021 and 2020, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $96.7, $206.7 and $197.6 for the years ended December 31, 2022, 2021 and 2020, respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment. Previously reported amounts have been allocated to segments to conform to the current year presentation.
(5)For the years ended December 31, 2022, 2021 and 2020, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.
(6)The year ended December 31, 2022 includes the impact of certain Brazil indirect taxes in the amount of nil. The year ended December 31, 2021 includes the impact of certain Brazil indirect taxes, which were recorded in selling, general and administrative expenses, net in the amounts of approximately $2.
(7)For the year ended December 31, 2020, costs related to the Transaction primarily include professional fees of approximately $46, severance payments of approximately $25 and acceleration of share based compensation of approximately $10 relating to these terminations triggered by change in control provisions. Refer to Note 20, Merger with Natura Cosméticos S.A. for more information relating to the Natura transaction.
(8)On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidated results. The year ended December 31, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021. The years ended December 31, 2020 include the results of Avon Luxembourg.
(9)During the 2022 year-end close process, our analysis of the Colombia business indicated an impairment as the carrying value of the business exceeded the estimated fair value. This was primarily the result of reducing our long-term projections of the business as it continued to experience challenging trading and economic conditions as a result of the continuing economic disruption caused by the COVID-19 pandemic and subsequent inflationary pressures compounded by the ongoing war between Ukraine and Russia. Accordingly, a non-cash impairment charge of $35.8 was recorded to reduce the carrying amount of goodwill.

Total Assets	2022	2021	2020
Avon International	$1,308.2	$1,362.0	$1,364.4
Avon Latin America (1)	853.5	945.8	1,199.9
Total assets	$2,161.7	$2,307.8	$2,564.3

(1) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, balances at December 31, 2021 do not include the assets of Avon Luxembourg. Balances at December 31, 2020 include the assets of Avon Luxembourg.

Capital Expenditures	2022	2021	2020
Avon International	$39.5	$53.3	$36.0
Avon Latin America (1)	14.0	15.0	8.6
Total capital expenditures	$53.5	$68.3	$44.6

(1) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The year ended December 31, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021. The years ended December 31, 2020 include the results of Avon Luxembourg.

Depreciation and Amortization	2022	2021	2020
Avon International	$44.6	$48.1	$49.5
Avon Latin America (1)	19.9	24.7	32.3
Total depreciation and amortization	$64.5	$72.8	$81.8
(1) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The year ended December 31, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021. The years ended December 31, 2020 include the results of Avon Luxembourg.
Total Revenue by Major Country
A major country is defined as one with total revenues greater than 10% of consolidated total revenues.

	2022	2021	2020
Brazil	$587.0	$627.0	$729.9
Mexico(1)	—	249.2	420.2
All other	2,182.2	2,528.3	2,475.1
Total	$2,769.2	$3,404.5	$3,625.2
(1) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, from the same date, the results of Avon Luxembourg are no longer included within Avon's consolidated results. The year ended December 31, 2021 includes the results of Avon Luxembourg for the period from January 1 to June 30, 2021. The years ended December 31, 2020 include the results of Avon Luxembourg.
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of consolidated long-lived assets, and also includes our country of domicile (the U.S.). Long-lived assets primarily include property, plant and equipment associated with our

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
continuing operations. Long-lived assets in Brazil, Poland and Mexico consist primarily of property, plant and equipment related to manufacturing and distribution facilities, long-lived assets in the U.S. consist primarily of property, plant and equipment, including our global research and development facility and right-of-use assets related to equipment.

	2022	2021	2020
U.S.	$106.4	$122.7	$135.3
Brazil	76.8	75.4	86.4
Poland	81.0	95.0	96.8
Mexico(1)	—	—	55.2
All other	162.5	183.9	220.8
Total	$426.7	$477.0	$594.5
(1) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, balances at December 31, 2021 do not include the assets of Avon Luxembourg. Balances at December 31, 2020 include the assets of Avon Luxembourg.

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

	Classification	2022	2021
Assets
Operating right-of-use assets	Right-of-use asset	$92.1	$111.1
Finance right-of-use assets	Property, Plant and Equipment	1.6	2.2
Total right-of-use assets		93.7	113.3

Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$31.5	$37.1
Finance lease liabilities	Other accrued liabilities	0.9	1.2
Total current lease liabilities		32.4	38.3

Noncurrent
Operating lease liabilities	Long-term operating lease liability	71.5	87.5
Finance lease liabilities	Long-term debt	0.8	1.3
Total noncurrent lease liabilities		$72.3	$88.8

Total lease liability		$104.7	$127.1

The table below shows the lease income and expenses recorded in the Consolidated Statement of Operations incurred during the years ended December 31:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Costs	Classification	2022	2021	2020
Operating lease cost (1)	Selling, general and administrative expenses	$44.5	$51.7	$63.6
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	1.1	1.3	1.2
Interest on lease liabilities	Interest Expense	.2	.2	.3
Short-term leases costs	Selling, general and administrative expenses	7.1	11.0	2.3
Sublease income (2)	Selling, general and administrative expenses	(14.9)	(14.5)	(15.3)
Net lease cost		$38.0	$49.7	$52.1

(1) Includes variable lease costs which are immaterial. These are presented in selling, general and administrative expenses in our Consolidated Statements of Operations.
(2) Sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.

The maturity analysis of the finance and operating lease liabilities is reflected below. This table also reflects the reconciliation of the undiscounted cash flows to the discounted finance and operating lease liabilities as recognized in the December 31, 2022 Consolidated Balance Sheet:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2023	39.4	1.0	40.4
2024	31.0	.5	31.5
2025	25.6	.3	25.9
2026	14.3	.2	14.5
2027	2.8	—	2.8
Thereafter	13.7	—	13.7
Total lease payments	$126.8	$2.0	$128.8
Less: Interest	23.8	.3	24.1
Present value of lease liabilities	$103.0	$1.7	$104.7

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for our operating and finance lease population. As noted in our lease accounting policy (See Note 1, Description of the Business and Summary of Significant Accounting Policies), the Company uses the incremental borrowing rate as the lease discount rate.

Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	4.3	4
Finance leases	2.6	2.7
Weighted-average discount rate
Operating leases	9.1%	8.3%
Finance leases	10.5%	9.6%
The table below sets out the classification of lease payments in the Consolidated Statement of Cash Flows. The ROU assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the years ended December 31.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Information	2022	2021	2020
Operating Cash Flows From Operating Leases	$47.3	$54.0	$63.7
Operating Cash Flows From Finance Leases	.2	.2	.3
Financing Cash Flows From Finance Leases	1.2	1.3	1.3
Cash Paid For Amounts Included In Measurement of Liabilities	$48.7	$55.5	$65.3

Right-of-use Assets Obtained In Exchange For New Finance Liabilities	$.7	$1.4	$.9
Right-of-use Assets Obtained In Exchange For New Operating Liabilities	$17.4	$8.8	$24.9

Purchase obligations include commitments to purchase paper, inventory and other services. At December 31, 2022, our purchase obligations by due date were as follows:

Year	Purchase Obligations
2023	$101.8
2024	51
2025	28.9
2026	26.2
2027	14.4
Later years	1.3
Total	$223.6

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
Open Up Avon, Open Up & Grow and Transformation Plan
In January 2016, we initiated a transformation plan (the "Transformation Plan"), which was completed in 2018.
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
Costs to Implement Restructuring Initiatives - Twelve Months Ended December 31, 2022 , 2021 and 2020

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the twelve months ended December 31, 2022, we recorded net costs to implement of $68.6, of which $25.5 related to Avon Integration, $44.1 related to Open Up & Grow, and a net benefit of $1.0 related to the Transformation Plan and other restructuring initiatives, in our Consolidated Statements of Operations. During the twelve months ended December 31, 2021, we recorded net costs to implement of $58.8, of which $15.4 related to Avon Integration, $44.0 related to Open Up & Grow, and a net benefit of $0.6 related to the Transformation Plan and other restructuring initiatives, in our Consolidated Statements of Operations. During the twelve months ended December 31, 2020, we recorded costs to implement of $22.2 of which $16.1 related to Avon Integration, $10.9 related to Open Up Avon, and a net benefit of $4.8 related to the Transformation Plan and other restructuring initiatives, in our Consolidated Statements of Operations.
The costs during the twelve months ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year ended December 31,
	2022	2021	2020
CTI recorded in operating profit - COGS
Inventory write-off	1.3	—	(1.8)
	1.3	—	(1.8)

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	39.2	36.7	5.2
Implementation costs, primarily related to professional service fees	16.8	17.5	10.3
Dual running costs	2.3	1.1	3.1
Contract termination and other net costs	5.9	10.5	3.9
Impairment of other assets	—	1.0	.8
Accelerated depreciation	3.1	.3	.4
Variable lease charges	—	1.6	1.8
Foreign Currency Translation Adjustment Write-offs	—	—	—
	67.3	68.7	25.5

CTI recorded in operating profit	68.6	68.7	23.7

CTI recorded in other (income) expense
Gain on sale of business / assets	—	(9.9)	(1.5)
Total CTI	$68.6	$58.8	$22.2

Avon Integration	$25.5	$15.4	$16.1
Open Up & Grow	$44.1	$44.0	$10.9
Transformation Plan & Other	$(1.0)	$(.6)	$(4.8)
The tables below include restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other costs to implement restructuring initiatives such as professional services fees, dual running costs which are clearly identifiable and directly associated with exit activity such as people cost to perform knowledge transfer or rental costs for building being exited once the new building has become fully operational , accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at December 31, 2022 and 2021 is $1.5 and $1.6, respectively, related to employee related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at December 31, 2022 is as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee-Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2020	$9.0	$—	$2.8	$11.8
2021 charges	33.8	1.0	3.4	38.2
Adjustments	(1.3)	—	—	(1.3)
Cash payments	(26.8)	—	(5.0)	(31.8)
Non-cash write-offs	—	(1.0)	—	(1.0)
Foreign exchange	(.7)	—	—	(.7)
Balance at December 31, 2021	$14.0	$—	$1.2	$15.2
2022 charges	27.0	1.3	3.0	31.3
Adjustments	—	—	—	—
Cash payments	(20.7)	—	(2.5)	(23.2)
Non-cash write-offs	—	(1.3)	—	(1.3)
Foreign exchange	(.7)	—	(.1)	(.8)
Balance at December 31, 2022	$19.6	$—	$1.6	$21.2
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our Transformation Plan at December 31, 2022 and 2021 is $1.3 and $1.5, respectively, related to employee related costs.
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2023.
The following table presents the restructuring charges incurred to date, under the Avon Integration , Open Up & Grow and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to-date	$24.5		$3.1		$27.6
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$24.5	$—	$3.1	$—	$27.6

Open Up & Grow
Charges incurred to-date	$142.8	$108.7	$18.9	$(10.9)	$259.5
Estimated charges to be incurred on approved initiatives	$.4	—	—	—	$.4
Total expected charges on approved initiatives	$143.2	$108.7	$18.9	$(10.9)	$259.9

Transformation Plan
Charges incurred to-date	$122.7	$2.5	$40.9	$3.4	$169.5
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$122.7	$2.5	$40.9	$3.4	$169.5
The charges, net of adjustments, of initiatives under the Open Up & Grow and the Transformation Plan, along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Avon International	Avon LATAM	Total
Avon Integration
2020	6.2	4.6	$10.8
2021	(1.2)	3.0	$1.8
2022	.6	14.4	15.0
Charges incurred to-date	5.6	22.0	27.6
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$5.6	$22.0	$27.6

Open Up & Grow
2018	52.8	64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
2021	36.9	.2	37.1
2022	31.3		31.3
Charges incurred to-date	158.9	100.6	259.5
Estimated charges to be incurred on approved initiatives	.4	—	.4
Total expected charges on approved initiatives	$159.3	$100.6	$259.9
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
On November 3, 2022, the board of directors of Avon Products, Inc. approved a plan to relocate its research and development facilities to Brazil and Poland, two of its largest markets, by the end of its fiscal quarter ending June 30, 2024, in order to further deliver its Global Innovation Program and realize cost efficiencies. As a result, Avon will close its research and development facility in Suffern, New York. The closure of the Suffern facility is expected to be completed by the end of Avon’s fiscal quarter ending June 30, 2024.
Avon is currently assessing the costs associated with the closure of its research and development facility in Suffern and the relocation of research and development activities to Brazil and Poland. Avon expects to incur total non-recurring restructuring costs in connection with the closure and relocation in the amount of approximately $37, of which approximately $10 was incurred in the fiscal year ending December 31, 2022 and the remainder to be incurred in the fiscal year ending 31, 2023, 2024 and 2025. Avon also expects to incur capital expenditures relating to the infrastructure and facilities in Brazil and Poland totaling approximately $10, to be incurred in the fiscal years ending December 31, 2023.
Following the announcement of the above plan, the remaining useful life and estimated residual value of facility fixed assets were reassessed and on the basis that the facility fixed assets continued to be held in use as a corporate asset, accelerated depreciation of approximately $3.1 was recognized in the fiscal year ending December 31, 2022. If the facility fixed assets were to become classified as held for sale, Avon would expect record a potential impairment charge in the range of $15 and $20.
The restructuring costs described above are preliminary estimates and actual amounts may be materially different from these estimates. Avon may also incur additional charges, non-cash costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or that are associated with, the Suffern facility closure and the relocation of its research and development facilities to Brazil and Poland.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17. Contingencies
Brazilian Tax Assessments
Tax on Manufactured Products – minimum pricing rules
In December 2012, October 2017 and June 2022, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received excise tax ("IPI") assessments for the years 2008, 2014 and 2018.
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
These matters are being contested at the administrative level, where proceedings are currently in progress. As of December 31, 2022, the total disputed amount classified as a remote risk of loss was $483. As of December 31, 2021, the total disputed amount of $360 was classified as a reasonably possible risk of loss. The change in classification was a result of enactment of new legislation in Brazil in July 2022 which defined the legal term 'Place of Business', this enactment was in alignment with Avon's argument and resulted as a favorable assessment, whilst the change in the total amount was largely due to the new assessment received in June 2022 and movements in foreign exchange rates.
Tax on Manufactured Products – Decree equated certain commercial companies (not subject to IPI taxation) to industrial companies (IPI taxpayers)
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the Brazilian federal tax authority. At December 31, 2022 and 2021, the total amount under discussion classified as a reasonably possible risk of loss was $301 and $243, respectively, with the increase being largely a result of higher interest and taxes due, and movements in foreign exchange rates.
Brazilian Financial Indemnities
As of December 31, 2022 and 2021, the Company has issued a number of guarantees totaling $181 and $157, respectively, which it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of co-defendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2022, there were 227 individual active cases pending against the Company, for which associated costs and estimated liabilities have been included in current liabilities of discontinued operations on the Consolidated Balance Sheet. During the three months ended December 31, 2022, 39 new cases were filed and 23 cases were dismissed, settled or otherwise resolved. During the year ended December 31, 2022, 128 new cases were filed and 52 cases were dismissed, settled or otherwise resolved.
In December 2022, one case, captioned Chapman, et al. v. Avon Products, Inc., et al., No. 22STCV05968, resulted in an adverse jury verdict after a trial, with the jury awarding Plaintiffs a total of $36.0 in compensatory damages and $10.3 in punitive damages against Avon. The Company believes it has strong grounds for seeking to overturn the verdict in this case and in January 2023 began the process of appealing the verdict by seeking relief from the trial court. On March 1, 2023, following post-trial arguments, the trial court issued a conditional order reducing the compensatory damages award against Avon to $29.3. If Plaintiffs reject this reduction, there will be a new trial on the compensatory damages portion of the jury’s verdict. Avon will proceed with its appeal of the jury’s verdict in any event.
We account for these claims in accordance with our loss contingency accounting policy as set out in Note 1: Description of the Business and Summary of Significant Accounting Policies. The company believes that the claims asserted against us in all of these cases are without merit and is defending vigorously against these claims and will continue to do so. However, additional similar cases arising out of the use of the Company's talc products are reasonably anticipated. Given the inherent uncertainties of litigation, it is not possible to predict the outcome of all individual cases pending against the Company or potential unasserted claims, and therefore a specific estimate and associated provision is made for a small number of individual cases that have advanced to the later stages of legal proceedings. This estimated liability for claims and associated legal costs incurred to date includes an amount for the Chapman case, however taking into consideration the strong grounds for appeal and seeking to overturn the verdict as noted above, should the Company ultimately lose the case, additional amounts representing a significant portion of the original awarded damages could be incurred.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the remaining filed cases, we record an estimate of exposure loss on an aggregated and ongoing basis, which takes into account the historical outcomes of all cases we have resolved to date. Any adverse outcomes, either in an individual case or in the aggregate, could be material. Future costs to litigate these cases, which we expense as incurred, are not known but may be significant, though some costs will be covered by insurance.
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at December 31, 2022 and 2021 was approximately $10 and $11, respectively. Accordingly, we have recognized a liability for this amount.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at December 31, 2022, is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 18. Goodwill
Goodwill
During the 2022 year-end close process, our analysis of the Colombia business indicated an impairment as the carrying value of the business exceeded the estimated fair value. This was primarily the result of reducing our long-term projections of the business as it continued to experience challenging trading and economic conditions as a result of the continuing economic disruption caused by the COVID-19 pandemic and subsequent inflationary pressures compounded by the ongoing war between Ukraine and Russia. Accordingly, a non-cash impairment charge of $35.8 was recorded to reduce the carrying amount of goodwill.

	Avon International	Avon LATAM	Total
Gross balance at December 31, 2021	$106.9	$54.5	$161.4
Accumulated impairments	(89.3)	—	(89.3)
Net balance at December 31, 2021	$17.6	$54.5	$72.1

Changes during the period ended December 31, 2022:
Impairment	—	(35.8)	(35.8)
Foreign exchange	(1.0)	(9.4)	(10.4)

Gross balance at December 31, 2022	$105.9	$45.1	$151.0
Accumulated impairments	(89.3)	(35.8)	(125.1)
Net balance at December 31, 2022	$16.6	$9.3	$25.9
NOTE 19. Supplemental Balance Sheet Information
At December 31, 2022 and 2021, prepaid expenses and other included the following:

Components of Prepaid expenses and other	2022	2021
Prepaid taxes and tax refunds receivable	$60.9	$84.0
Receivables other than trade	18.8	27.8
Prepaid brochure costs, paper and other literature	7.4	8.3
Other	40.8	45.5
Prepaid expenses and other	$127.9	$165.6

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2022 and 2021, other assets included the following:

Components of Other assets	2022	2021
Capitalized software (Note 1)	73.5	74.9
Judicial deposits	23.4	47.2
Net overfunded pension plans (Note 13)	110.7	162.5
Long-term receivables including taxes	198.3	180.2
Trust assets associated with supplemental benefit plans (Note 13)	28.5	30.4
Other	11.1	14.2
Other assets	$445.5	$509.4
Prepaid taxes and tax refunds receivable and long-term receivables include approximately $133 and $128 related to certain Brazil indirect taxes as of December 31, 2022 and 2021, respectively. During the second quarter of 2021, the Brazilian Supreme Federal Court ruled on a motion of clarification that supported the recognition of additional receivable balances related to certain Brazil indirect taxes. As of December 31, 2022, we have recorded our best estimate of the receivable of $18 and will continue to assess the impacts of the ruling.
NOTE 20. Merger with Natura Cosméticos S.A.
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

NOTE 21. Subsequent Events
On January 12, 2023, the Company filed a surety bond in favor of the Superior Court of the State of California and the County of Los Angeles in the amount of $75.5 in order to begin the process of appealing the verdict in Chapman, et al. v. Avon Products, Inc., et al. With the bond in place, the Company is not obligated to pay any damages to Plaintiffs for the duration of the appeals process. The amount of the bond represents a statutory multiple of the damages that the jury awarded to Plaintiffs.
On March 1, 2023, following post-trial arguments, the trial court issued a conditional order reducing the compensatory damages award against Avon to $29.3. If Plaintiffs reject this reduction, there will be a new trial on the compensatory damages portion of the jury’s verdict. Avon will proceed with its appeal of the jury’s verdict in any event.
See Note 17, Contingencies for further information.

SCHEDULE II
AVON PRODUCTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2022, 2021 and 2020

		Additions
(In millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Revenue	Deductions		Balance at End of Period
2022
Allowance for doubtful accounts receivable	$37.1	$51.7	$—	$(53.6)	(1)	$35.2
Refund liability	4.3	—	52.8	(54.1)	(2)	3.0
Allowance for inventory obsolescence	54.8	22.6	—	(31.3)	(3)	46.1
Deferred tax asset valuation allowance	815.4	126.0	—	—		941.4
2021
Allowance for doubtful accounts receivable	$51.1	$62.4	$—	$(76.4)	(1)	$37.1
Refund liability	9.1	—	75.9	(80.7)	(2)	4.3
Allowance for inventory obsolescence	70.4	26.8	—	(42.4)	(3)	54.8
Deferred tax asset valuation allowance	2,327.6	125.7	—	(1,637.9)	(4)	815.4
2020
Allowance for doubtful accounts receivable	$66.6	$78.3	$—	$(93.8)	(1)	$51.1
Refund liability	10.7	—	101.4	(103.0)	(2)	9.1
Allowance for inventory obsolescence	82.0	37.9	—	(49.5)	(3)	70.4
Deferred tax asset valuation allowance	2,960.0	(632.4)	—	—		2,327.6

(1)Accounts written off, net of recoveries and foreign currency translation adjustment.
(2)Returned product reused or destroyed and foreign currency translation adjustment.
(3)Obsolete inventory destroyed and foreign currency translation adjustment.
(4)Deductions associated with divestiture of Luxembourg Holdings and subsidiaries.