Form 10-Q
period 2023-03-31
AVON PRODUCTS INC
filed 2023-05-15
CIK 8868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

The number of shares of Common Stock (par value $0.01) outstanding at March 31, 2023 was 101.34.

The registrant meets the conditions sets forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Net sales	$550.0	$631.4
Other revenue	26.8	28.2
Revenue from affiliates of Natura &Co	13.7	3.7
Total revenue	590.5	663.3
Costs, expenses and other:
Cost of sales	(225.0)	(287.4)
Cost of sales from affiliates of Natura &Co	(13.4)	(4.2)
Selling, general and administrative expenses	(386.8)	(433.9)
Impairment of goodwill	(9.1)	—
Operating loss	(43.8)	(62.2)

Interest expense	(7.2)	(13.0)
Interest expense on Loan from affiliates of Natura &Co	(38.0)	(15.3)
Interest income	5.3	0.9
Interest income from affiliates of Natura &Co	1.6	0.7
Other income (expense), net	1.6	4.5
Total other expenses	(36.7)	(22.2)

Loss from continuing operations, before income taxes	(80.5)	(84.4)
Income taxes	(12.0)	(4.8)
Loss from continuing operations, net of tax	(92.5)	(89.2)
Loss from discontinued operations, net of tax	(27.4)	(7.8)
Net loss	(119.9)	(97.0)
Net loss attributable to noncontrolling interests	(0.1)	(0.2)
Net loss attributable to Avon	$(120.0)	$(97.2)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Net loss	$(119.9)	$(97.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12.0)	53.8
Unrealized gains (losses) on revaluation of long-term intercompany balances	4.4	(3.0)
Change in derivative gains (losses) on cash flow hedges	(1.0)	0.1
Adjustments and amortization of net actuarial loss and prior service cost, net of taxes of $0.1 and $0.2	0.3	1.3
Total other comprehensive income (loss), net of taxes	(8.3)	52.2
Comprehensive loss	(128.2)	(44.8)
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.1)	(0.1)
Comprehensive loss attributable to Avon	$(128.3)	$(44.9)
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2022 (Audited) and March 31, 2023 (Unaudited)

(In millions)	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$244.5	$367.6
Restricted cash	0.3	0.3
Accounts receivable, net	168.4	183.4
Receivables from affiliates of Natura &Co	88.6	72.9
Loans to affiliates of Natura &Co	93.9	72.2
Inventories	351.9	332.2
Prepaid expenses and other	169.2	127.9
Current assets of discontinued operations	—	1.8
Total current assets	1,116.8	1,158.3
Property, plant and equipment, at cost	890.6	881.1
Less accumulated depreciation	(566.8)	(548.1)
Property, plant and equipment, net	323.8	333.0
Right-of-use assets	87.8	92.1
Goodwill	18.5	25.9
Deferred tax asset	49.3	52.1
Loans to affiliates of Natura &Co	50.3	54.8
Other assets	427.9	445.5
Total assets	$2,074.4	$2,161.7
Liabilities and Shareholders’ Deficit
Current Liabilities
Debt maturing within one year	$45.4	$5.7
Loans from affiliates of Natura &Co	599.4	537.2
Accounts payable	433.1	461.5
Payables to affiliates of Natura &Co	57.8	58.1
Accrued compensation	66.7	77.2
Other accrued liabilities	217.9	247.4
Sales taxes and taxes other than income	68.7	67.9
Income taxes	9.6	5.2
Current liabilities of discontinued operations	81.0	79.9
Total current liabilities	1,579.6	1,540.1
Long-term debt	214.9	214.8
Loans from affiliates of Natura &Co	1,437.5	1,427.2
Long-term operating lease liability	67.4	71.5
Employee benefit plans	58.6	58.1
Long-term income taxes	28.1	33.0
Other liabilities	53.6	58.2
Total liabilities	3,439.7	3,402.9
Shareholders’ Deficit
Common stock - par value $0.01 per share - 101.34 outstanding at each period end	—	—
Additional paid-in capital	643.9	639.8
Retained earnings	(952.3)	(832.3)
Accumulated other comprehensive loss	(1,060.5)	(1,052.2)
Total Avon shareholders’ deficit	(1,368.9)	(1,244.7)
Noncontrolling interests	3.6	3.5
Total shareholders’ deficit	(1,365.3)	(1,241.2)
Total liabilities and shareholders’ deficit	$2,074.4	$2,161.7

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Net loss	$(119.9)	$(97.0)
Loss from discontinued operations, net of tax	(27.4)	(7.8)
Loss from continuing operations, net of tax	(92.5)	(89.2)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	13.3	10.9
Amortization	4.7	4.8
Provision for doubtful accounts	10.2	14.1
Provision for obsolescence	4.2	6.4
Share-based compensation	4.2	2.4
Foreign exchange (gains) losses	(5.6)	(7.3)
Deferred income taxes	5.0	(2.5)
Impairment loss on assets	9.1	—
Other	3.1	(0.6)
Changes in assets and liabilities:
Accounts receivable	4.7	(20.6)
Inventories	(21.0)	(33.1)
Prepaid expenses and other	(49.7)	9.4
Accounts payable and accrued liabilities	(43.2)	(65.4)
Income and other taxes	(6.2)	3.2
Noncurrent assets and liabilities	25.9	(0.9)
Net cash used by operating activities of continuing operations	(133.8)	(168.4)
Cash Flows from Investing Activities
Capital expenditures	(15.7)	(13.6)
Proceeds from disposal of assets	.3	2.7
Net cash used by investing activities of continuing operations(1)	(15.4)	(10.9)
Cash Flows from Financing Activities
Debt, net (maturities of three months or less)	41.6	86.8
Proceeds from debt	30.2	68.6
Repayment of debt	(1.7)	(18.9)
Repayment of debt to affiliates of Natura &Co	(52.5)	(10.7)
Repayment of debt from affiliates of Natura &Co	38.2	11.7
Settlement of derivative contracts	—	1.3
Net cash provided by financing activities of continuing operations(1)	55.8	138.8
Cash Flows from Discontinued Operations
Net cash used by operating activities of discontinued operations	(24.6)	(5.6)
Net cash used by discontinued operations	(24.6)	(5.6)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(5.1)	3.1
Net (decrease) increase in cash and cash equivalents, and restricted cash	(123.1)	(43.0)
Cash and cash equivalents, and restricted cash at beginning of period	367.9	251.5
Cash and cash equivalents, and restricted cash at end of period	$244.8	$208.5
The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-In Capital	Losses	Comprehensive Loss	Interests	Total
Balances at December 31, 2022	—	$—	$639.8	$(832.3)	$(1,052.2)	$3.5	$(1,241.2)
Net (loss) income	—	—	—	(120.0)	—	0.1	(119.9)
Other comprehensive income	—	—	—	—	(8.3)	—	(8.3)
Exercise/ vesting/ expense of share-based compensation	—	—	4.1	—	—	—	4.1
Balances at March 31, 2023	—	$—	$643.9	$(952.3)	$(1,060.5)	$3.6	$(1,365.3)

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

(In millions)	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-In Capital	Losses	Comprehensive Loss	Interests	Total
Balances at December 31, 2021	—	$—	$631.2	$(404.2)	$(1,085.5)	$3.8	$(854.7)
Net (loss) income	—	—	—	(97.2)	—	0.2	(97.0)
Other comprehensive loss	—	—	—	—	52.3	(0.1)	52.2
Exercise/ vesting/ expense of share-based compensation	—	—	2.4	—	—	—	2.4
Balances at March 31, 2022	—	$—	$633.6	$(501.4)	$(1,033.2)	$3.9	$(897.1)

The accompanying notes are an integral part of these statements.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

1. ACCOUNTING POLICIES
Basis of Presentation
We prepare our unaudited interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). We consistently applied the accounting policies described in our 2022 Annual Report on Form 10-K ("2022 Form 10-K") in preparing these unaudited interim Consolidated Financial Statements, other than those impacted by new accounting standards as described below. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results for a full year. You should read these unaudited interim Consolidated Financial Statements in conjunction with our Consolidated Financial Statements contained in our 2022 Form 10-K. When used in this report, the terms "Avon," "Company," "we" or "us" mean Avon Products, Inc. We are a wholly owned subsidiary of Natura &Co Holding S.A., a Brazilian corporation (sociedade anônima) ("Natura &Co Holding" or "Natura &Co).
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
COVID-19 pandemic and Russia-Ukraine war
Beginning in the first quarter and continuing throughout the rest of 2020, the worldwide impact of the COVID-19 pandemic caused many markets to become subject to lockdown restrictions to varying degrees, which limited our ability to recruit and enroll Representatives, operate manufacturing facilities and distribution centers and to process and deliver orders. In 2021 and 2022 and continuing into the first quarter of 2023, the continuing economic disruption caused by the COVID-19 pandemic also resulted in inflationary pressures on the cost of certain raw materials used in the production of essential items due to the increased demand for these inputs worldwide.
These inflationary pressures were compounded in 2022 and in the first quarter of 2023 by the ongoing war between Ukraine and Russia, which adversely impacted energy prices around the globe and further increased inflationary pressures. As of the date of this report, we are unable to estimate the longer-term economic impact of the ongoing Russia-Ukraine war and of any further impacts of the COVID-19 pandemic on our business. We will continue to review our revenue, investments, expenses and cash outflows, as well as adjusting our relationships with suppliers.
See also “Item 1A. Risk Factors—General Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in our 2022 Form 10-K.
Going Concern
Considering the uncertain nature of any possible future impact of the COVID-19 pandemic and the ongoing war between Ukraine and Russia, both of which are beyond the Company's control, we expect these factors to continue to adversely affect our operations, which could in turn result in lower revenues and lower cash generation from activities. If these effects are more significant or enduring than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

In May 2023, the Company received a commitment from Natura &Co Holding in the form of a letter of support that was effective through to May 31, 2024, a period more than 12 months from the date of the issuance of the consolidated financial statements. The letter states that Natura &Co will provide financial support in the form of loans (which loans shall be secured to the extent legally permissible) if and when needed to enable the Company to meet its obligations as they come due in the ordinary course of business, which excludes Discontinued Operations obligations as detailed in Note 2 in excess of those reasonably forecasted by management. Management considers that it has reasonably forecasted its exposure to cash outflows for ongoing discontinued operations, which included a contingency for expenditures considered possible though unlikely, and that management believes the Company has sufficient liquidity based on the support from Natura &Co.
Accounting Standards Implemented
ASU 2022-04, Disclosure supplier finance program (Topic 405-50)
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. Disclosures will include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period.
ASU 2022-04 is effective for Company beginning with the quarter ending March 31, 2023, except for the roll forward requirement which is effective for the Company beginning with the quarter ending March 31, 2024. No impact will arise on the Company's financial condition, results of operations or cash flows as a result of the application of this accounting standard.
Please see note 17 for Supplier Financing arrangement disclosure.

2. DISCONTINUED OPERATIONS AND DIVESTITURES
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
The Company incurred costs and recognized contingent liabilities during the quarters ended March 31, 2023 and 2022 related to its ownership and operation of the North America business prior to its separation into New Avon, including talc-related and environmental related litigation as well as other costs as detailed in Note 7, Contingencies, to the Consolidated Financial Statements.
The major classes of financial statement components comprising the loss on discontinued operations, net of tax for New Avon during the three-month periods ended March 31, 2023 and 2022, respectively, are shown below:

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative expenses	$(27.4)	$(7.8)
Operating (loss) income	$(27.4)	$(7.8)
(Loss) income from discontinued operations, net of tax	$(27.4)	$(7.8)
Divestitures
There were no divestitures during the quarters ended March 31, 2023 and 2022. On April 1, 2023, the Company disposed of its investment in its Avon business operations in Peru, which was acquired by a wholly owned subsidiary of Natura &Co. The sale was accounted for as a common-control transaction with the resulting gain or loss taken directly to Retained Earnings.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

3. RELATED PARTY TRANSACTIONS
The Company is a wholly owned subsidiary of Natura &Co Holding and transactions between Avon and affiliates of Natura &Co are presented as related party transactions.
The following tables present the related party transactions with Natura &Co and its affiliates:

	Three Months Ended March 31,
	2023	2022
Statement of Operations Data
Revenue from affiliates of Natura &Co(2)(1)	$13.7	$3.7
Cost of sales from affiliates of Natura &Co(2)(1)	$(13.4)	$(4.2)
Gross profit from affiliates of Natura &Co(2)(1)	$0.3	$(0.5)

Interest expense on Loan from affiliates of Natura &Co(4)	$(38.0)	$(15.3)
Interest income on Loan to affiliates of Natura &Co(4)	$1.6	$0.7

	March 31, 2023	December 31, 2022
Balance Sheet Data
Trade Receivables due from affiliates of Natura &Co(1)	$42.5	$30.7
Derivative Receivables due from affiliates of Natura &Co(7)	$8.2	$9.5
Other receivables due from affiliates of Natura &Co(6)	$37.9	$32.7
Loans to affiliates of Natura &Co maturing within one year(6)	$93.9	$72.2
Loans to affiliates of Natura &Co maturing after one year(6)	$50.3	$54.8
Right-of-use asset from affiliates of Natura &Co(8)	$6.0	$6.0
Trade Payables due to affiliates of Natura &Co(6)	$(36.9)	$(33.7)
Derivative Payables due to affiliates of Natura &Co(7)	$(8.9)	$(12.9)
Other payables due to affiliates of Natura &Co(3)	$(12.0)	$(11.5)
Loans from affiliates of Natura &Co maturing within one year(4)	$(599.4)	$(537.2)
Loans from affiliates of Natura &Co maturing after one year(4)	$(1,437.5)	$(1,427.2)
Lease liability to affiliates of Natura &Co(8)	$(6.0)	$(6.0)
Investments in affiliates of Natura &Co(5)	$0.1	$0.1
(1) During the second quarter of 2020, the Company entered into manufacturing agreements with affiliates of Natura &Co Holding. The Company recorded revenue from related party of $13.7 and $3.5 associated with these agreements during the three months ended March 31, 2023 and 2022, respectively. The Company recorded gross profit (loss) from related party of $0.3 and $(0.7) associated with these agreements during the three months ended March 31, 2023 and 2022, respectively. Trade receivables due from affiliates of Natura &Co primarily relate to these manufacturing agreements.
(2) The Company is party to a license agreement with Avon Mexico, whereby Avon Mexico pays the Company a variable royalty. The Company recorded revenue and gross profit from related party of nil associated with these agreements during the three months ended March 31, 2023, respectively. The Company recorded revenue and gross profit of $0.2 and $0.2, respectively, from related parties associated with these agreements during the three months ended March 31, 2022, respectively.
(3) The amount payable to Natura &Co mainly relates to the vesting and settlement of various share-based compensation awards denominated in Natura &Co American Depository Receipts.
(4) Loans from affiliates of Natura &Co Holding at March 31, 2023 of $2,036.9 include $702.5 outstanding under a Promissory Note with Avon Beauty Limited with a maturity date of December 6, 2028, $405.0 outstanding under a Promissory Note with Avon Products, Inc. with a maturity date of May 17, 2029 and $330.0 outstanding under two Promissory Notes with Avon Cosmetics Limited with maturity dates of May 17, 2029 and June 28, 2029. In addition, loans from affiliates of Natura &Co Holding at March 31, 2023 of $599.4 include a number of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding on July 1, 2021, were

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

redesignated as loans from affiliates of Natura & Co Holding. Loans from affiliates of Natura &Co Holding at December 31, 2022 of $1,964.4 include $692.2 outstanding under a Promissory Note with Avon Beauty Limited with a maturity date of December 6, 2028, $405.0 outstanding under a Promissory Note with Avon Products, Inc. with a maturity date of May 17, 2029 and $330.0 outstanding under two Promissory Notes with Avon Cosmetics Limited with maturity dates of May 17, 2029 and June 28, 2029. In addition, loans from affiliates of Natura &Co Holding at December 31, 2022 of $537.2 include a number of intercompany loans between Avon Luxembourg and Avon Products, Inc. affiliates that, following the sale of Avon Luxembourg to a subsidiary of Natura &Co Holding on July 1, 2021, were redesignated as loans from affiliates of Natura & Co Holding.
(5) During the second quarter of 2021, Avon Cosméticos LTDA., made an investment of R$0.5 in Natura &Co Pay Holding Financeira S.A., representing a 10% holding in the company. This is presented in other assets in our Consolidated Balance Sheets.
(6) On July 1, 2021, the Company sold Avon Luxembourg, including our Mexican business, to a subsidiary of Natura &Co Holding. As a result, transactions and balances between Avon International and Avon Luxembourg are no longer eliminated on consolidation and instead are treated as transactions and balances with Related Parties.
(7) During the first quarter of 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At March 31, 2023, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $523.4 for various currencies for up to 12 months, of which $185.7 were designated as cash flow hedges. In addition we had $8.2 of Accounts Receivable and $8.9 of Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions, all of which are expected to be reclassified into earnings within the next 12 months. At December 31, 2022, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $546.3 for various currencies for up to 12 months, of which $289.7 were designated as cash flow hedges. In addition we had $9.5 of Accounts Receivable and $12.9 of Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions, all of which are expected to be reclassified into earnings within the next 12 months.
(8) On December 20, 2022, the Company entered into a lease arrangement with a subsidiary of Natura &Co Holding. At March 31, 2023, we had a right-of-use asset and lease liability of $6.0. At December 31, 2022, we had a right-of-use asset and lease liability of $6.0.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

4. REVENUE
Disaggregation of revenue
In the following table, revenue is disaggregated by product or service type. All revenue is recognized at a point in time when control of a product is transferred to a customer:

	Three Months Ended March 31, 2023
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura &Co	Total
Beauty:
Skincare	$101.3	$87.8	$189.1	$—	$189.1
Fragrance	98.4	73.0	171.4	—	171.4
Color	50.3	35.8	86.1	—	86.1
Total Beauty	250.0	196.6	446.6	—	446.6
Fashion & Home:
Fashion	37.8	13.0	50.8	—	50.8
Home	9.1	43.5	52.6	—	52.6
Total Fashion & Home	46.9	56.5	103.4	—	103.4
Product sales	296.9	253.1	550.0	—	550.0
Representative fees	12.2	14.6	26.8	—	26.8
Other	—	—	—	13.7	13.7
Other revenue	12.2	14.6	26.8	13.7	40.5
Total revenue	$309.1	$267.7	$576.8	$13.7	$590.5

	Three Months Ended March 31, 2022
	Avon International	Avon Latin America	Total reportable segments	Affiliates of Natura &Co	Total
Beauty:
Skincare	$116.8	$95.6	$212.4	$—	$212.4
Fragrance	104.1	80.3	184.4	—	184.4
Color	51.7	37.8	89.5	—	89.5
Total Beauty	272.6	213.7	486.3	—	486.3
Fashion & Home:				—
Fashion	53.5	23.1	76.6	—	76.6
Home	12.6	55.9	68.5	—	68.5
Total Fashion & Home	66.1	79.0	145.1	—	145.1
Product sales	338.7	292.7	631.4	—	631.4
Representative fees	14.6	13.6	28.2	—	28.2
Other	—	—	—	3.7	3.7
Other revenue	14.6	13.6	28.2	3.7	31.9
Total revenue	$353.3	$306.3	$659.6	$3.7	$663.3

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
Generally, we record accounts receivable when we invoice a Representative. In addition, we record an estimate of an allowance for doubtful accounts on receivable balances based on an analysis of historical data and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability, including seasonality and changing trends, economic and geopolitical environment. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. We generally have no detailed information concerning, or any communication with, any ultimate consumer of our products beyond the Representative. We have no legal recourse against the ultimate consumer for the collection of any accounts receivable balances due from the Representative to us. If the financial condition of the Representatives were to deteriorate, resulting in their inability to make payments, additional allowances may be required.
The following table provides information about receivables and contract liabilities from contracts with customers at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts receivable, net of allowances of $31.6 and $35.4	$168.4	$183.4
Contract liabilities	$25.2	$31.6
The contract liability balances relate to certain material rights (loyalty points, status program and prospective discounts). During the three months ended March 31, 2023, we recognized $20.4 of revenue related to the contract liability balance at December 31, 2022, as the result of performance obligations satisfied. In addition, we deferred an additional $14.8 related to certain material rights granted during the period, for which the performance obligations are not yet satisfied. Of the amount deferred during the period, substantially all will be recognized within a year, with the significant majority to be captured within a quarter. The remaining movement in the contract liability balance is attributable to foreign exchange differences arising on the translation of the balance as at March 31, 2023 as compared with December 31, 2022.

5. INVENTORIES

Components of Inventories	March 31, 2023	December 31, 2022
Raw materials	$89.7	$91.2
Finished goods	262.2	241.0
Total	$351.9	$332.2

6. LEASES

We have operating and finance leases for corporate and market offices, warehouses, automotive and other equipment. Our sublease portfolio consists of the sublease of our previous principal executive office located at 777 Third Avenue, New York, NY.
The table below shows the sublease income recorded in the Consolidated Statement of Operations incurred during the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
Lease Costs	Classification	2023	2022
Sublease income	Selling, general and administrative expenses	$3.7	$3.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
7. CONTINGENCIES
Brazilian Tax Assessments
Tax on Manufactured Products – minimum pricing rules
In December 2012, October 2017 and June 2022, our Brazilian subsidiary, Avon Industrial LTDA (Avon Brazil Manufacturing) received excise tax ("IPI"), assessments notices for the years 2008, 2014 and 2018.
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
These matters are being contested at the administrative court, where proceedings are currently in progress. As of March 31, 2023 and December 31, 2022, the total disputed amount classified as a remote risk of loss was $505.6 and $483.0, respectively, with the increase largely due to higher interest rates and movements in foreign exchange rates.
Tax on Manufactured Products – Decree equated certain commercial companies (not subject to IPI taxation) to industrial companies (IPI taxpayers)
In May 2015, an executive decree established the levy of IPI on the sales of cosmetic products by Avon Brazil. Avon Brazil filed an objection to this levy on the basis that it is not constitutional since this tax is already paid by Avon Brazil Manufacturing. In December 2016, Avon Brazil received a favorable decision from the Federal District Court regarding this objection. This decision has been appealed by the Federal Tax Authority. As of March 31, 2023 and December 31, 2022, the total amount under discussion classified as a reasonably possible risk of loss was $317.0 and $301.2, respectively, with the increase being largely a result of higher interest due, and movements in foreign exchange rates.
Talc-Related Litigation
The Company has been named a defendant in numerous personal injury lawsuits filed in U.S. courts, alleging that certain talc products the Company sold in the past were contaminated with asbestos. Many of these actions involve a number of codefendants from a variety of different industries, including manufacturers of cosmetics and manufacturers of other products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2023 and December 31, 2022, there were 244 and 227 individual active cases pending against the Company, respectively, for which associated costs and estimated liabilities have been included in current liabilities of discontinued operations on the Consolidated Balance Sheet. During the three months ended March 31, 2023, 42 new cases were filed and 25 cases were dismissed, settled or otherwise resolved.
In December 2022, one case, captioned Chapman, et al. v. Avon Products, Inc., et al., No. 22STCV05968, resulted in an adverse jury verdict after a trial, with the jury awarding Plaintiffs a total of $36.0 in compensatory damages and $10.3 in punitive damages against Avon. The Company believes it has strong grounds for seeking to overturn the verdict in this case and in January 2023 began the process of appealing the verdict by seeking relief from the trial court. On March 1, 2023, following post-trial arguments, the trial court issued a conditional order reducing the compensatory damages award against Avon to $29.3. Plaintiffs challenged the reduction of the award as to Avon and asserted that the reduction should only apply to Avon’s co-defendant. The trial court has resolved this issue in Plaintiffs’ favor and, once judgment is entered, the case will proceed on appeal.
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

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
Brazilian Labor-Related Litigation
On an ongoing basis, the Company is subject to numerous and diverse labor-related lawsuits filed by employees in Brazil. These cases are assessed on an aggregated and ongoing basis based on historical outcomes of similar cases. The claims made are often for significantly larger sums than have historically been paid out by the Company. Our practice continues to be to recognize a liability based on our assessment of historical payments in similar cases. Our best estimate of the probable loss for such cases at March 31, 2023 and December 31, 2022 was approximately $10.2 and $10.0, respectively. Accordingly, we have recognized a liability for this amount.
Brazilian Financial Indemnities
As of March 31, 2023 and December 31, 2022, the Company has issued a number of guarantees totaling $189.4 and $181.3, respectively, which it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil.
Other Matters
Various other lawsuits and claims, arising in the ordinary course of business or related to businesses previously sold, are pending or threatened against Avon. In management’s opinion, based on its review of the information available at this time, the total cost of resolving such other contingencies at March 31, 2023 is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The tables below present the changes in AOCI by component and the reclassifications out of AOCI for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2022	$(1,018.1)	$(4.3)	$0.3	$(30.1)	$(1,052.2)
Other comprehensive income other than reclassifications	(7.6)	—	(1.0)	—	(8.6)
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.1(1)	—	—	—	0.3	0.3
Total reclassifications into earnings	—	—	—	0.3	0.3
Balance at March 31, 2023	$(1,025.7)	$(4.3)	$(0.7)	$(29.8)	$(1,060.5)

Three Months Ended March 31, 2022	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2021	$(1,062.2)	$(4.3)	$—	$(19.0)	$(1,085.5)
Other comprehensive loss other than reclassifications	50.9	—	0.1	—	51.0
Reclassifications into earnings:
Amortization of net actuarial loss and prior service cost, net of tax of $0.2(1)	—	—	—	1.3	1.3
Total reclassifications into earnings	—	—	—	1.3	1.3
Balance at March 31, 2022	$(1,011.3)	$(4.3)	$0.1	$(17.7)	$(1,033.2)

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
Foreign exchange net gain of $1.8 and loss of $2.4 for the three months ended March 31, 2023 and 2022, respectively, resulting from the translation of actuarial losses and prior service cost recorded in AOCI, are included in foreign currency translation adjustments in our Consolidated Statements of Comprehensive Income (Loss).

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
Summarized financial information concerning our reportable segments was as follows:

	Three Months Ended March 31,
Total Revenue	2023	2022
Avon International	$309.1	$353.3
Avon Latin America	267.7	306.3
Total revenue from reportable segments(1)	576.8	659.6
Revenue from affiliates to Natura &Co	13.7	3.7
Total revenue	590.5	663.3

	Three Months Ended March 31,
Operating Loss	2023	2022
Segment profit/(loss)
Avon International	$2.6	$(.9)
Avon Latin America	(12.1)	(44.6)
Total profit (loss) from reportable segments(2)	$(9.5)	$(45.5)
Unallocated global expenses(3)	(8.6)	(5.9)
CTI restructuring initiatives	(16.6)	(10.8)
Impairment of goodwill(4)	(9.1)	—
Operating loss	$(43.8)	$(62.2)
(1)Total revenue also includes revenue from other business activities of $0.1 and $0.1 for the three months ended March 31, 2023 and 2022, respectively, allocated to Avon International and Avon Latin America segments. Other business activities include revenue from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products.
(2)Total profit (loss) from reportable segments also includes profit from other business activities and central expenses allocated to Avon International and Avon Latin America segments. Other business activities of $0.1 and $0.1 for the three months ended March 31, 2023 and 2022, respectively, include profit from the sale of products to New Avon since the separation of the Company’s North America business into New Avon on March 1, 2016 and ongoing royalties from the licensing of our name and products. Central expenses of $24.4 and $29.0 for the three months ended March 31, 2023 and 2022, respectively, include corporate general and administrative expenses allocated to Avon International and Avon Latin America to the extent they support the operating activity of the segment.
(3)For the three months ended March 31, 2023 and 2022, unallocated global expenses primarily include stewardship and other expenses not directly attributable to reportable segments.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
(4)At March 31, 2023 the Colombia business goodwill was assessed for impairment. See further details in Note 12, Goodwill.

10. SUPPLEMENTAL BALANCE SHEET INFORMATION
At March 31, 2023 and December 31, 2022, prepaid expenses and other included the following:

Components of Prepaid Expenses and Other	March 31, 2023	December 31, 2022
Prepaid taxes and tax refunds receivable	$94.1	$60.9
Receivables other than trade	18.4	18.8
Prepaid brochure costs, paper and other literature	9.2	7.4
Other	47.5	40.8
Prepaid expenses and other	$169.2	$127.9
At March 31, 2023 and December 31, 2022, other assets included the following:

Components of Other Assets	March 31, 2023	December 31, 2022
Net overfunded pension plans	$114.4	$110.7
Capitalized software	81.1	73.5
Judicial deposits	19.6	23.4
Long-term receivables including Taxes	174.1	198.3
Trust assets associated with supplemental benefit plans	28.5	28.5
Other	10.2	11.1
Other assets	$427.9	$445.5
Prepaid taxes and tax refunds receivable and long-term receivables include approximately $130.6 and $133.0 related to certain Brazil indirect taxes as of March 31, 2023 and December 31, 2022, respectively. During the second quarter of 2021, the Brazilian Supreme Federal Court ruled on a Motion of Clarification which supported the recognition of additional receivable balances related to certain Brazil indirect taxes.

11. RESTRUCTURING INITIATIVES
Natura &Co - Avon Integration
Subsequent to the merger of Natura &Co and Avon in January 2020, an integration plan (the "Avon Integration") was established to create the right global infrastructure to support the future ambitions of the Natura &Co while also identifying synergies and opportunities to leverage our combined strength, scale and reach. Synergies will be derived mainly from procurement, manufacturing/distribution and administrative, as well as top-line synergies, primarily between Avon LATAM and Natura &Co Latin America.
Open Up & Grow
In May 2020, the new leadership of Avon International refreshed our strategy ("Open Up & Grow") which aims to return Avon International to growth for future years. Open Up & Grow replaces and builds on the success of the Open Up Avon strategy, launched in 2018 and continues to strengthen competitiveness through enhancing the representative experience, accelerating digital rep journey and accessing omnichannel, improving brand position and relevance, accelerating digital expansion and improving costs. Savings are expected to continue to be achieved through restructuring actions (that may continue to result in charges related to severance, contract terminations and asset write-offs), as well as other cost-savings strategies that would not result in restructuring charges.
Cost to Implement (CTI )Restructuring Initiatives - Three Months Ended March 31, 2023 and 2022
During the three months ended March 31, 2023, we recorded net CTI of $16.6, of which $2.1 related to Avon Integration, and net CTI $14.7 related to Open Up & Grow and a net benefit of $.2 related to other historical programs, in our Consolidated Statements of Operations. During the three months ended March 31, 2022, we recorded CTI of $10.8 of which $3.5 related to Avon Integration, and a net benefit of $7.5 related to Open Up & Grow, and a net benefit of $.2 related to other historical program, in our Consolidated Statements of Operations.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
The costs during the three and three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
CTI recorded in operating profit - COGS
Inventory write-off	$0.1	$—
	0.1	—

CTI recorded in operating profit - SG&A
Net charges for employee-related costs, including severance benefits	5.7	2.4
Implementation costs, primarily related to professional service fees	0.4	6.1
Dual running costs	0.9	0.4
Contract termination and other net benefits	5.0	1.9
Impairment of other assets	—	—
Accelerated depreciation	4.3	—
Variable lease charges	—	—
	16.3	10.8

CTI recorded in operating profit	16.4	10.8

CTI recorded in other (expense) income
(Gain) loss on sale of business / assets	0.2	—

Total CTI	$16.6	$10.8

Avon Integration	$2.1	$3.5
Open Up & Grow	$14.7	$7.5
Other historical plans	$(.2)	$(.2)
The table below includes restructuring costs such as employee-related costs, inventory and asset write-offs, foreign currency translation write-offs and contract terminations, and do not include other CTI restructuring initiatives such as professional services fees, dual running costs which are clearly identifiable and directly associated with exit activity such as people cost to perform knowledge transfer or rental costs for building being exited once the new building has become fully operational, accelerated depreciation and gain on sale of business.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Avon Integration at March 31, 2023 and December 31, 2022 is $1.1 and $1.5, respectively, related to employee-related costs.
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with Open Up & Grow at March 31, 2023 is as follows:

	Employee-Related Costs	Inventory/Assets Write-offs	Contract Terminations/Other	Total
Balance at December 31, 2022	$19.6	$—	$1.6	$21.2
2023 charges	5.0	.1	3.8	8.9
Adjustments				—
Cash payments	(4.1)		(1.3)	(5.4)
Non-cash write-offs		(.1)		(.1)
Foreign exchange			.1	.1
Balance at March 31, 2023	$20.5	$—	$4.2	$24.7

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
The liability balance included in other accrued liabilities in our Consolidated Balance Sheet for the restructuring actions associated with our other historical plans at March 31, 2023 and December 31, 2022 is $1.3 and $1.3, respectively, related to employee-related costs.
The majority of cash payments, if applicable, associated with the year-end liability are expected to be made during 2023.
The following table presents the restructuring charges incurred to date under Avon Integration and Open Up & Grow, along with the estimated charges expected to be incurred on approved initiatives under the plans:

	Employee- Related Costs	Inventory/ Asset Write-offs	Contract Terminations/Other	Foreign Currency Translation Adjustment Write-offs	Total
Avon Integration
Charges incurred to date	$25.2	$—	$4.2	$—	$29.4
Estimated charges to be incurred on approved initiatives	—	—	—	—	—
Total expected charges on approved initiatives	$25.2	$—	$4.2	$—	$29.4

Open Up & Grow
Charges incurred to date	$147.8	$108.8	$22.7	$(10.9)	$268.4
Estimated charges to be incurred on approved initiatives	—	—	11.9	—	11.9
Total expected charges on approved initiatives	$147.8	$108.8	$34.6	$(10.9)	$280.3
The charges, net of adjustments, of initiatives under the Avon Integration and Open Up & Grow along with the estimated charges expected to be incurred on approved initiatives under the plans, by reportable segment are as follows:

	Avon International	Avon Latin America	Total
Avon Integration
2020	$6.2	$4.6	$10.8
2021	(1.2)	3.0	$1.8
2022	.6	14.4	15.0
First quarter 2023	—	1.8	1.8
Charges incurred to date	5.6	23.8	29.4
Estimated charges to be incurred on approved initiatives	—	—	—
Total expected charges on approved initiatives	$5.6	$23.8	$29.4

Open Up & Grow
2018	$52.8	$64.3	$117.1
2019	34.7	36.9	71.6
2020	3.2	(.8)	2.4
2021	36.9	.2	37.1
2022	31.3	—	31.3
First quarter 2023	8.9	—	8.9
Charges incurred to date	167.8	100.6	268.4
Estimated charges to be incurred on approved initiatives	11.9	—	11.9
Total expected charges on approved initiatives	$179.7	$100.6	$280.3
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

12. GOODWILL
Goodwill
During the 2022 year-end close process, our analysis of the Colombia business indicated an impairment as the carrying value of the business exceeded the estimated fair value. At March 31, 2023 further information was analyzed which indicated a further impairment had occurred in the period. Accordingly, a non-cash impairment charge of $9.1 was recorded to reduce the carrying amount of goodwill.

	Avon International	Avon Latin America	Total
Net balance at December 31, 2022	$16.6	$9.3	$25.9

Changes during the period ended March 31, 2023:
Impairment	$—	$(9.1)	$(9.1)
Foreign exchange	.1	1.6	1.7
Net balance at March 31, 2023	$16.7	$1.8	$18.5

13. FAIR VALUE
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were nil at March 31, 2023.
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
The net asset (liability) amounts recorded in the balance sheet (carrying amount) and the estimated fair values of our remaining financial instruments at March 31, 2023 and December 31, 2022, respectively, consisted of the following:

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans to affiliates of Natura &Co maturing within one year	$93.9	$93.9	$72.2	$72.2
Loans to affiliates of Natura &Co maturing after one year	50.3	50.3	54.8	54.8
Debt maturing within one year	(45.4)	(45.4)	(5.7)	(5.7)
Loans from affiliates of Natura &Co maturing within one year	(599.4)	(599.4)	(537.2)	(537.2)
Long-term debt(1)	(214.9)	(220.0)	(214.8)	(206.8)
Loans from affiliates of Natura &Co maturing after one year	(1,437.5)	(1,437.5)	(1,427.2)	(1,427.2)
Foreign exchange forward contracts	—	—	.3	.3
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
Derivatives are recognized in the Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments at March 31, 2023:

	Asset		Liability
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$7.9	Accounts payable	$8.1

Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other	$.4	Accounts payable	$2.2
Total derivatives		$8.3		$10.3

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

Interest Rate Risk
Approximately 18% and 3% of our debt portfolio at March 31, 2023 and December 31, 2022, respectively, was exposed to floating interest rates, which relates to our short-term debt portfolio.
Foreign Currency Risk
We may use foreign exchange forward contracts to manage a portion of our foreign currency exchange rate exposures. At March 31, 2023, we had outstanding third-party foreign exchange forward contracts with notional amounts totaling approximately $25.0 for various currencies, all of which were designated as cash flow hedges.
During the first quarter of 2022, the Company entered into foreign exchange forward contracts with Natura &Co Luxembourg, a subsidiary of Natura &Co Holding, to manage a portion of its foreign currency exchange rate exposures. At March 31, 2023, we had outstanding related party foreign exchange forward contracts with notional amounts totaling approximately $523.4 for various currencies for up to 12 months, of which $185.7 were designated as cash flow hedges. In addition we had $8.2 Accounts Receivable and $8.9 Accounts Payable recorded in our Consolidated Balance Sheets associated with these transactions, all of which are expected to be reclassified into earnings within the next 12 months.
We may use foreign exchange forward contracts to manage foreign currency exposure of certain balance sheet items. The change in fair value of these items is immediately recognized in earnings and substantially offsets the foreign currency translation impact recognized in earnings relating to the associated balance sheet items. During the three months ended March 31, 2023 and 2022, we recorded a loss of $3.7 and a gain of and $3.5, respectively, in other (expense) income, net in our Consolidated Statements of Operations related to these undesignated foreign exchange forward contracts.

15. DEBT
Natura Revolving Credit Facility
On November 7, 2022, the Company’s subsidiary, Avon Cosmetics Limited entered into a two-year committed intercompany multi-currency revolving credit facility with Natura &Co Luxembourg Holdings S.à r.l., a subsidiary of Natura &Co Holding and an affiliate of the Company, in the amount of $300.0, of which $230.9 was drawn down at March 31, 2023. Borrowings under this facility will be used to reduce short-term financing from third-party banks and will bear interest at a rate per annum of 3% plus the applicable currency benchmark rate.
Related Party Loans
As at March 31, 2023, $702.5 was outstanding under the loan maturing in 2028, which is between Avon Beauty Limited and Natura &Co Luxembourg Holdings S.à r.l. ("Natura &Co Lux Loan"). Avon Beauty Limited is a subsidiary of Avon Cosmetics Limited.
In May 2022, Avon Products, Inc and Avon Cosmetics Limited entered into Promissory Notes with a subsidiary of Natura &Co Holding in the amount of $405.0 and $215.0 respectively. The Promissory Notes bear interest at a rate per annum of 6.71% and mature on May 17, 2029. In addition, in June 2022 Avon Cosmetics Limited entered into an additional Promissory Note with a subsidiary of Natura &Co Holding in the amount of $115.0. This Promissory Note bears interest at a rate per annum of 6.51% and matures on June 28, 2029.

AVON PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in millions, except per share data)
At March 31, 2023, our debt and other financing maturing within one year of include $599.4 of intercompany loans between Natura &Co Luxembourg Holdings S.à r.l. and Avon Products, Inc. affiliates, including $230.9 drawn down under a $300.0 committed intercompany multi-currency revolving credit facility from an affiliate of Natura &Co expiring in November 2024.
Other Short-Term Financing
In addition, at March 31, 2023 and December 31, 2022, we utilized approximately $45.4 and $5.7, respectively, of short-term financing from third-party banks across multiple markets.
Unsecured Notes
In March 2013, we issued a series of unsecured notes (the "2013 Notes"). As of March 31, 2023, following the repurchase of the 5% Notes due March 15, 2023 (see below), $216.1 aggregate principal amount of 6.95% Notes due March 15, 2043 remained outstanding.
In May 2022, we repurchased $461.9 of our 5% Notes due March 15, 2023, which was financed by long-term related party loans. The aggregate repurchase price was equal to the principal amount of the notes, plus a premium of $15.0 and accrued interest of $5.4. In connection with the repurchase, we incurred a loss on extinguishment of debt of $15.7 before tax in the second quarter of 2022 consisting of the $15.0 premium paid for the repurchase and $0.7 for the write-off of debt issuance costs and discounts related to the initial issuance of the notes that were repurchased.
Interest on the 2013 Notes is payable semi-annually on March 15 and September 15 of each year. The indenture governing the 2013 Notes contains interest rate adjustment provisions depending on the credit ratings assigned to the 2013 Notes by S&P and Moody's. As described in the indenture, the interest rates on the 2013 Notes increase or decrease by 0.25% for each one-notch movement below investment grade on each of the credit ratings assigned to the 2013 Notes by S&P or Moody's. These adjustments are limited to a total increase of 2% above the respective interest rates in effect on the date of issuance of the 2013 Notes.
For a more detailed description of the Company’s debt agreements, refer to Note 7, Debt and Other Financing of our 2022 Form 10-K.

16. INCOME TAXES
Our quarterly income tax provision is calculated using an estimated annual effective income tax approach. The quarterly effective tax rate can differ from our estimated annual effective tax rate as the Company cannot apply an effective tax rate approach for all of its operations. For those entities that can apply an effective tax rate approach, as of March 31, 2023, our annual effective tax rate, excluding discrete items, is 22.4%, as compared to 26.4% as of March 31, 2022.
The remaining entities, which are operations that generate pre-tax losses which cannot be tax benefited and/or have an effective tax rate which cannot be reliably estimated, have to account for their income taxes on a discrete year-to-date basis as of the end of each quarter and are excluded from the effective tax rate approach. The estimated annual effective tax rate for 2023 and 2022 also excludes the unfavorable impact of withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover costs incurred in the U.S. and U.K., such as interest on debt and central expenses. Withholding taxes associated with the relatively consistent intercompany payments are accounted for discretely and accrued in the provision for income taxes as they become due.
The provision for income taxes for the three months ended March 31, 2023 and 2022 was $12.0 and $4.8, respectively. Our effective tax rates for the three months ended March 31, 2023 and 2022 were (15.0)% and (5.7)%, respectively.
The effective tax rates for the three months ended March 31, 2023 and 2022 were impacted by CTI restructuring charges which could not all be benefited, losses which could not all be benefited, country mix of earnings, limitations on use of tax attribute carryforwards and withholding taxes. The effective tax rate in the quarter ended March 31, 2023 was also favorably impacted by other miscellaneous tax benefits of $0.5. The effective tax rate in the quarter ended March 31, 2022 was unfavorably impacted by the recording of valuation allowances of $3.1 and other miscellaneous net tax expense of $5.0.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. The Company continuously monitors the performance of entities and assesses the need for any further valuation allowances based on market performance and executability of tax planning actions and opportunities (including corporate restructuring). Should macroeconomic and sociopolitical conditions change, or our business operations not improve, or tax planning actions and opportunities not be implemented, up to approximately $49.3 of the Company's recognized deferred tax assets could potentially need to be offset with the recording of a valuation allowance in the future.

17. SUPPLIER FINANCING
We have entered into supplier finance arrangements with a number of banks in the Avon International and LATAM regions. The key terms of these arrangements are typically that the Company does not pay any subscription fees, confirmation by the Company that each invoice presented by a supplier for payment is valid, the payment of the original invoice on the invoice due dates, and the Company does not provide any guarantees or pledge assets for each arrangement. The Company does not determine the terms and conditions of the agreement between the banks and Avon’s suppliers. Each arrangement has a maximum size for the program and the Company may terminate the arrangement with an established notice period. At March 31, 2023 and December 31, 2022, the Company had outstanding obligations confirmed as valid under supplier finance arrangements of $42.4 and $55.3.

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
Our business is conducted primarily in the direct-selling channel, with a strategy to expand to omni-channel. During 2022, we had sales operations in 51 countries and territories, and distributed products in 23 more. As at December 31, 2022 we had sales operations in 49 countries and territories. All of our consolidated revenue is derived from operations of subsidiaries outside of the United States ("U.S."). Our reportable segments are based on geographic operations in two regions, Avon International and Avon Latin America. Our product categories are Beauty and Fashion & Home. Beauty consists of skincare, fragrance and color (cosmetics). Fashion & Home consists of fashion jewelry, watches, apparel, footwear, accessories, gift and decorative products, housewares, entertainment and leisure products, children’s products and nutritional products. Sales are made to the ultimate consumer principally through direct selling by Representatives, who are independent contractors and not our employees.
During the three months ended March 31, 2023, revenue decreased 11% compared to the prior-year period, unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Argentinian peso, Turkish lira, Polish zloty, Columbian peso and Pound sterling offset by the strengthening of the U.S. dollar relative to the Russian ruble.
On a Constant $ basis, revenue decreased 4% driven by declines of 8% in Avon International and 3% in Avon Latin America, mostly as a result of (i) Average Representative Sales increases being more than offset by a 19% decrease in Active Representatives, and (ii) the impact of the ongoing war between Ukraine and Russia. During the three months ended March 31, 2023, revenues from Ukraine and Russia represented approximately 8% of total revenue compared to approximately 9% for the three months ended March 31, 2022.
Units sold decreased 25%, driven by decreases in both Avon International and Avon Latin America.
See "—Segment Review" for additional information related to changes in revenue by segment.
NEW ACCOUNTING STANDARDS
Information relating to new accounting standards is included in Note 1, Accounting Policies, to the Consolidated Financial Statements included herein.
RESULTS OF OPERATIONS—THE THREE MONTHS ENDED MARCH 31, 2023 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022
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
The Company uses the Non-GAAP financial measures to evaluate its operating performance. These Non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The Company believes investors find the Non-GAAP information helpful in understanding the ongoing performance of operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. The Company believes that it is meaningful for investors to be made aware of the impacts of costs to implement ("CTI") restructuring initiatives and the impairment of goodwill held in our business in Colombia.

	Three Months Ended March 31,
	2023	2022	%/Basis Point Change
Select Consolidated Financial Information
Total revenue	$590.5	$663.3	(11)%
Cost of sales	(225.0)	(287.4)	(22)%
Cost of sales from affiliates of Natura &Co	(13.4)	(4.2)	219%
Selling, general and administrative expenses	(386.8)	(433.9)	(11)%
Impairment of goodwill	(9.1)	—	*
Operating loss	(43.8)	(62.2)	(30)%
Interest expense	(7.2)	(13.0)	(45)%
Interest expense on Loans from affiliates of Natura &Co	(38.0)	(15.3)	148%
Interest income	5.3	.9	489%
Interest income on Loans to affiliates of Natura &Co	1.6	.7	129%
Other income (expense), net	1.6	4.5	(64)%
Loss from continuing operations, before income taxes	(80.5)	(84.4)	(5)%
Loss from continuing operations, net of tax	(92.5)	(89.2)	4%
Net loss attributable to Avon	$(120.0)	$(97.2)	23%

Advertising expenses(1)	$(14.8)	$(20.1)	(26)%

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2023	2022	%/Basis Point Change
Reconciliation of Non-GAAP Financial Measures
Total revenue	$590.5	$663.3	(11)%
Gross margin	59.6%	56.0%	360
Selling, general and administrative expenses as a % of total revenue	65.5%	65.4%	10
CTI restructuring	(2.8)	(1.6)	(120)
Adjusted selling, general and administrative expenses as a % of total revenue	62.7%	63.8%	(110)
Operating loss	$(43.8)	$(62.2)	(30)%
CTI restructuring (3)	16.6	10.8	54%
Impairment of goodwill (4)	9.1	—	*
Adjusted operating loss	$(18.1)	$(51.4)	(65)%
Operating margin	(7.4)%	(9.4)%	200
CTI restructuring	2.8	1.6	120
Impairment of goodwill	1.5	—	150
Adjusted operating margin	(3.1)%	(7.8)%	470
Change in Constant $ Adjusted operating margin(2)			510

Loss before taxes	$(80.5)	$(84.4)	(5)%
CTI restructuring	16.6	10.8	54%
Impairment of goodwill	9.1	—	*
Adjusted loss before taxes	$(54.8)	$(73.6)	(26)%

Income taxes	$(12.0)	$(4.8)	150%
Effective tax rate	(15.0)%	(5.7)%	*
Adjusted effective tax rate	(19.0)%	(7.8)%	*

Performance Metrics
Change in Active Representatives			(19)%
Change in units sold			(25)%
* Calculation not meaningful
Amounts in the table above may not necessarily sum due to rounding.
(1)Advertising expenses are recorded in SG&A.
(2)Change in Constant $ Adjusted operating margin for all periods presented is calculated using the current-year Constant $ rates.
(3)CTI restructuring initiatives include the impact on the Consolidated Statements of Operations for all periods presented of net charges incurred on approved restructuring initiatives. See Note 11, Restructuring Initiatives, to the Consolidated Financial Statements contained herein for further information. The Company has revised its estimated impairment loss related to the Suffern R&D facilities reducing it from a range of $15.0 to $20.0 as previously disclosed to $11.9.
(4) During the 2022 year-end close process, our analysis of the Colombia business indicated an impairment as the carrying value of the business exceeded the estimated fair value. At March 31, 2023 further information was analyzed which indicated a further impairment had occurred in the period. Accordingly, a non-cash impairment charge of $9.1 was recorded to reduce the carrying amount of goodwill.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Three Months Ended March 31, 2023
Revenue
During the three months ended March 31, 2023, revenue decreased 11% compared to the prior-year period, unfavorably impacted by foreign exchange variations, primarily driven by the weakening of the U.S. dollar relative to the Argentinian peso, Turkish lira, Polish zloty, Columbian peso and Pound sterling offset by the strengthening of the U.S. dollar relative to the Russian ruble.
On a Constant $ basis, revenue decreased 4% driven by declines of 8% in Avon International and 3% in Avon Latin America, mostly as a result of a decrease in Units sold of 25% and the impact of the ongoing war between Ukraine and Russia offset by Average Representative Sales increases being more than offset by a 19% decrease in Active Representatives. During the three months ended March 31, 2023, revenues from Ukraine and Russia represented approximately 8% of total revenue compared to approximately 9% for the three months ended March 31, 2022.
See "—Segment Review" for additional information related to changes in revenue by segment.
Operating Margin
Operating margin increased by 200 basis points including the impact of higher restructuring expenses and the impairment of goodwill held in our business in Colombia in the current period. Excluding these items, Adjusted operating margin increased by 470 basis points compared to the same period of 2022, due to the increase in gross margin and lower Adjusted SG&A as a percentage of total revenue.
The movements in operating margin and Adjusted operating margin are discussed further below in "Gross Margin" and "Selling, General and Administrative Expenses".
Gross Margin
Gross margin increased 360 basis points compared to the same period of 2022 largely due to improvements in the price/mix of products sold offset by the unfavorable impact of foreign currency movements .
Selling, General and Administrative Expenses ("SG&A")
SG&A as a percentage of total revenue increased by 10 basis points including the impact of higher restructuring expenses in the current year period. Excluding these items, Adjusted SG&A as a percentage of revenue decreased 110 basis points, compared to the same period of 2022, was largely driven by strategic savings initiatives and sustained controls on expenditure.
Other Expenses
Total interest income increased by approximately $5.3 and total interest expense increased by approximately $16.9 driven by higher loans from affiliates compared to the prior-year period.
Other income (expense), net, of approximately $1.6 represents an unfavorable impact of $2.9 compared to the first quarter of 2022 primarily attributable to higher foreign exchange losses in the current period.
Effective Tax Rate
The effective tax rates and Adjusted effective tax rates in 2023 and 2022 continue to be impacted by our inability to recognize additional deferred tax assets in various jurisdictions related to our current-year operating results. In addition, the effective tax rates in 2023 and 2022 continue to be impacted by withholding taxes associated with certain intercompany payments, including royalties, service charges, interest and dividends, which in the aggregate are relatively consistent each year due to the need to repatriate funds to cover U.S. and U.K.-based costs, such as interest on debt and corporate overhead, respectively.
Our effective tax rates for the three months ended March 31, 2023 and 2022 were (15.0)% and (5.7)%, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 were impacted by CTI restructuring charges which could not all be benefited, losses which could not all be benefited, country mix of earnings, limitations on use of tax attribute carryforwards and withholding taxes. The effective tax rate in the quarter ended March 31, 2023 was also favorably impacted by other miscellaneous tax benefits of $0.5. The effective tax rate in the first quarter of 2022 was unfavorably impacted by the recording of valuation allowances of $3.1 and other miscellaneous net tax expense of $5.0.
Our Adjusted effective tax rates for the three months ended March 31, 2023 and 2022 were (19.0)% and (7.8)%, respectively. The Adjusted effective tax rates in 2023 and 2022 were impacted by losses which could not all be benefited, country mix of earnings, limitations on use of tax attribute carryforwards and withholding taxes. The Adjusted effective tax rate for the first quarter of 2023 was also favorably impacted by other miscellaneous tax benefits of $0.5. The Adjusted effective tax rate in the

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

first quarter of 2022 was unfavorably impacted by the recording of valuation allowances of $3.1 and other miscellaneous net tax expense of $5.0.
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
Further, the Company continuously assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize our existing deferred tax assets that are not subject to a valuation allowance. The Company continuously monitors the performance of entities and assesses the need for any further valuation allowances based on market performance and executability of tax planning actions and opportunities (including corporate restructuring). Should macroeconomic and sociopolitical conditions change, or our business operations not improve, or tax planning actions and opportunities not be implemented, up to approximately $49.3 of the Company's recognized deferred tax assets could potentially need to be offset with the recording of a valuation allowance in the future.
See Note 16, Income Taxes, to the Consolidated Financial Statements included herein for more information on the effective tax rate, and Note 11, Restructuring Initiatives, to the Consolidated Financial Statements included herein for more information on CTI restructuring.
Impact of Foreign Currency Exchange Rates
As compared to the prior-year period, foreign currency has impacted our consolidated financial results in the form of:
•foreign currency transaction losses (classified within cost of sales and SG&A in our Consolidated Statements of Operations), which had an unfavorable impact to operating profit and Adjusted operating profit of approximately $14.0, or approximately 200 basis points to both operating margin and Adjusted operating margin;
•foreign currency translation, which had a favorable impact to operating profit and Adjusted operating profit of less than $10.0, or less than 100 basis points on both operating margin and Adjusted operating margin; and
•foreign exchange net gains, on our working capital (classified within other income (expense), net in our Consolidated Statements of Operations) as compared to gains in the prior year, resulting in a favorable impact of less than $5.0 before tax on both a reported and Adjusted basis.
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

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Avon International

	Three Months Ended March 31,
			%/Basis Point Change
	2023	2022	US$	Constant $
Total revenue	$309.1	$353.3	(13)%	(8)%

Segment profit/(loss)	2.6	(.9)	(389)%	61%

Segment margin	0.8%	(0.3)%	110	(30)

Change in Active Representatives				(18)%
Change in units sold				(22)%

Three Months Ended March 31, 2023
Total revenue decreased 13% compared to the prior-year period as a result of exchange rate movements, a decline in Active Representatives and lower volume of units sold offset by an increase in Average Representative Sales. The decrease in Revenue and Constant $ revenue was also due, in part, to the ongoing war between Ukraine and Russia which affected revenues in this region. Unfavorable exchange rate movements were primarily driven by the weakening of the U.S. dollar relative to the Turkish lira, Polish zloty and Pound sterling, offset by the strengthening of the U.S. dollar relative to the Russian ruble.
On a Constant $ basis, total revenue decreased 8% driven by a 18% decrease in Active Representatives across most markets in Europe, Middle East & Africa and Asia Pacific offset by an increase in Average Representative Sales.
Segment margin increased 110 basis points, but declined 30 basis points on a Constant $ segment margin basis, which was largely due to the increase in Constant $ Adjusted gross margin being offset by higher Constant $ Adjusted SG&A as a percentage of total revenue.
Constant $ Adjusted gross margin increased as the favorable impact of price/mix offset by higher supply chain costs and the unfavorable impact of foreign currency transaction losses.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

Avon Latin America

	Three Months Ended March 31,
			%/Basis Point Change
	2023	2022	US$	Constant $
Total revenue	$267.7	$306.3	(13)%	(3)%

Segment (loss)/profit	(12.1)	(44.6)	(73)%	(85)%

Segment margin	(4.5)%	(14.6)%	1,010	1,310

Change in Active Representatives				(20)%
Change in units sold				(28)%

Three Months Ended March 31, 2023
Total revenue decreased 13% compared to the prior-year period as a result of unfavorable exchange rate impacts and reductions in Active Representatives and units sold offset by an increase in Average Representative Sales. Foreign exchange variations were primarily driven by the weakening of the U.S. dollar relative to the Argentinian peso and Columbian peso.
Segment margin increased by 1,010 basis points, or 1,310 basis points on a Constant $ segment margin basis, which was largely due the increase in Constant $ Adjusted gross margin and lower Constant $ Adjusted SG&A as a percentage of total revenue. Constant $ Adjusted gross margin increased as the favorable impact of price/mix was partly offset by the unfavorable impact of higher supply chain costs and foreign currency transaction losses. The decrease in Constant $ Adjusted SG&A as a percentage of Adjusted revenue was largely driven by tight cost management.

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
The Company has cash on hand of approximately $244.5 as of March 31, 2023.
On November 7, 2022, the Company’s subsidiary, Avon Cosmetics Limited entered into a two-year committed intercompany multi-currency revolving credit facility with Natura &Co Luxembourg Holdings S.à r.l, a subsidiary of Natura &Co Holding and an affiliate of the Company, in the amount of $300.0, of which $230.9 was drawn down at March 31, 2023. Borrowings under this facility will be used to reduce short-term financing from third-party banks and will bear interest at a rate per annum of 3% plus applicable currency benchmark rate.
Refinancing and the subsequent repurchase of Unsecured Notes
In May 2022, the Company and Avon Cosmetics Limited entered into Promissory Notes with a subsidiary of Natura &Co Holding in the amount of $405.0 and $215.0 respectively. The Promissory Notes bear interest at a rate per annum of 6.71% and mature on May 17, 2029. In addition, in June 2022 Avon Cosmetics Limited entered into an additional Promissory Note with a subsidiary of Natura &Co Holding in the amount of $115.0. This Promissory Note bears interest at a rate per annum of 6.51% and matures on June 28, 2029.
In May 2022, we redeemed in full and repurchased $461.9 of our 5% Notes due March 15, 2023 (the "2013 Notes"). The aggregate repurchase price was equal to the principal amount of the 2013 Notes, plus a premium of $15.0 and accrued interest of $5.4. In connection with the repurchase, we incurred a loss on extinguishment of debt of $15.7 before tax in the quarter ended June 30, 2022 consisting of the $15.0 premium paid for the repurchase and $.7 for the write-off of debt issuance costs and discounts related to the initial issuance of the 2013 Notes that were repurchased.
In June 2022, the $210.0 outstanding under the Promissory Note with a subsidiary of Natura &Co Holding and an affiliate of the Company, maturing in November 2022, was repaid in full.
Going concern
Considering the uncertain nature of any possible future impact of the COVID-19 pandemic and the ongoing war between Ukraine and Russia, both of which are beyond the Company's control, we expect these factors to continue to adversely affect our operations, which could in turn result in lower revenues and lower cash generation from activities. If these effects are more significant or enduring than we anticipate, the Company could take certain further actions to ease the pressure of certain cash outflows, such as reducing discretionary expenditure, selling non-core assets, accessing government pandemic initiatives or arranging borrowing facilities with third-party banks and affiliate companies.
In May 2023, the Company received a commitment from Natura &Co Holding in the form of a letter of support that was effective through to May 31, 2024, a period more than 12 months from the date of the issuance of the consolidated financial statements. The letter states that Natura &Co will provide financial support in the form of loans (which loans shall be secured to the extent legally permissible) if and when needed to enable the Company to meet its obligations as they come due in the ordinary course of business, which excludes Discontinued Operations obligations as detailed in Note 2 in excess of those reasonably forecasted by management. Management considers that it has reasonably forecasted its exposure to cash outflows for ongoing discontinued operations, which included a contingency for expenditures considered possible though unlikely, and that management believes the Company has sufficient liquidity based on the support from Natura &Co.
Other liquidity matters
We may seek to retire our outstanding debt in open market purchases, through existing call mechanisms, privately negotiated transactions, through derivative instruments, cash tender offers or otherwise. Repurchases of debt may be funded by cash or the incurrence of additional debt and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We may also elect to incur additional debt to finance ongoing operations or to meet our other liquidity needs. However, our credit ratings remain below investment grade which may impact our ability to access such transactions on favorable terms, if at all. For more information, see "Item 1A. Risk Factors—Risks Related to Financial Matters—Our credit ratings are below investment grade, which could limit our access to financing, affect the market price of our financing and increase financing costs. A downgrade in our credit ratings may adversely affect our access to liquidity," and "Risk Factors—General Risk Factors—A general economic downturn, a recession globally or in one or more of our geographic regions or markets or sudden disruption in business conditions or other challenges may

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

adversely affect our business, our access to liquidity and capital, and our credit ratings" included in Item 1A of our 2022 Form 10-K.
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
Off balance sheet arrangements
At March 31, 2023, the Company has issued a number of guarantees totaling $189.4 that it could be required to make in the event of adverse judgments in a number of lawsuits in Brazil. See Note 7, Contingencies, to the Consolidated Financial Statements included herein for more information. The company has no other material off balance sheet arrangements at March 31, 2023.
Cash Flows
Net Cash Used by Operating Activities of Continuing Operations
Net cash used by operating activities of continuing operations during the first three months of 2023 was approximately $133.8 as compared to net cash used by operating activities of continuing operations of approximately $168.4 during the first three months of 2022, a decreased cash outflow of approximately $34.6. This was primarily driven by movements in working capital in the first three months of 2023.
Net Cash Used by Investing Activities of Continuing Operations
Net cash used by continuing investing activities during the first three months of 2023 was approximately $15.4, as compared to net cash used by continuing investing activities of approximately $10.9 during the first three months of 2022. The approximate $4.5 increase to net cash used by continuing investing activities was driven by higher capital expenditure and lower proceeds from the disposal of assets in the first three months of 2023 compared to the first three months of 2022.
Net Cash Provided by Financing Activities of Continuing Operations
Net cash provided by continuing financing activities during the first three months of 2023 was approximately $55.8, as compared to cash provided by continuing financing activities of $138.8 in the first three months of 2022. The approximate $83.0 decrease to net cash from financing activities was primarily driven by the decrease in proceeds from debt, partially offset by the increase in repayment of debt during the first three months of 2023.

AVON PRODUCTS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(U.S. dollars in millions, except per share data)

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES
Interest Rate Risk
Approximately 18% of our debt portfolio, our short-term debt, is exposed to floating interest rates. Our long-term borrowings are all at fixed rates of interest.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this report (or in the documents it incorporates by reference) that are not historical facts or information may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "forecast," "plan," "believe," "may," "expect," "anticipate," "intend," "planned," "potential," "can," "expectation," "could," "will," "would" and similar expressions, or the negative of those expressions, may identify forward-looking statements. They include, among other things, statements regarding our anticipated or expected results, future financial performance, various strategies and initiatives (including our Open Up & Grow and Avon Integration plans, stabilization strategies, digital strategies, cost savings initiatives, restructuring and other initiatives and related actions), costs and cost savings, competitive advantages, impairments, the impact of foreign currency, including devaluations, and other laws and regulations, government investigations, results of litigation, contingencies, taxes and tax rates, potential alliances or divestitures, liquidity, cash flow, uses of cash and financing, hedging and risk management strategies, pension, postretirement and incentive compensation plans, supply chain, the legal status of the Representatives, and the continuing impact of the COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic. Such forward-looking statements are based on management's reasonable current assumptions, expectations, plans and forecasts regarding the Company's current or future results and future business and economic conditions more generally. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievement of Avon to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Therefore, you should not rely on any of these forward-looking statements as predictors of future events. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•general economic and business conditions in our markets, including social, economic and political uncertainties, such as the ongoing war between Ukraine and Russia or elsewhere, and any existing and potential sanctions, restrictions or responses to such conditions imposed by other markets in which we operate. See also “Item 1A. Risk Factors—Risks Related to Our International Operations—Our ability to conduct business in our international markets may be affected by economic, political, legal, tax and regulatory risks” and “Item 1A. Risk Factors—Risks Related to Our International Operations—The ongoing war between Ukraine and Russia may have a material adverse effect on our business, financial condition and results of operations” included in Item 1A of our 2022 Form 10-K;
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
•the COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems. There is uncertainty around the duration and breadth of the COVID-19 pandemic and the effectiveness of responses to it, including as a result of the emergence of new variants, the rollout of vaccination campaigns and uncertainty as to whether existing vaccines and treatments will be effective against these new variants. As a result, we cannot reasonably estimate at this time the continued impact, that COVID-19 may have on our business or operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact including on financial markets or otherwise. See also "Item 1A. Risk Factors—General Risk Factors—The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, manufacturing, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable negative effects associated with the pandemic" included in Item 1A of our 2022 Form 10-K;
•the effect of economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates; as well as the designation of Argentina and Turkey as a highly inflationary economy, and the potential effect of such factors on our business, results of operations and financial condition;
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
•the risk of an adverse outcome in any material pending and future litigation or with respect to the legal status of Representatives; and,
•other risks and uncertainties include the possibility that the expected synergies and value creation from the Transaction (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”) will not be realized or will not be realized within the expected time period; the risk that the businesses of the Company and Natura &Co Holding will not be integrated successfully; disruption from the Transaction making it more difficult to maintain business and operational relationships; the possibility that the intended accounting and tax treatments of the Transaction are not achieved; the effect of the consummation of the Transaction on customers, employees, representatives, suppliers and partners and operating results; as well as more specific risks and uncertainties.
Additional information identifying such factors is contained in Item 1A of our 2022 Form 10-K and in Item 1A of this Form 10-Q. We undertake no obligation to update any such forward-looking statements.

AVON PRODUCTS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level. Disclosure controls and procedures are designed to ensure that information relating to Avon (including our consolidated subsidiaries) required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

AVON PRODUCTS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 7, Contingencies, to the Consolidated Financial Statements included herein.

ITEM 1A. RISK FACTORS
For a discussion of the risk factors affecting the Company, see "Risk Factors" in Item 1A of our 2022 Form 10-K. You should carefully consider the risks described in our 2022 Form 10-K in addition to the other information set forth in this Form 10-Q and in our 2022 Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, may have a material adverse effect on our business, financial condition and results of operations. The risks described in our 2022 Form 10-K are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

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

AVON PRODUCTS, INC.
(Registrant)

Date:	May 15, 2023	/s/ Samantha Hutchison
Samantha Hutchison
Controller - Principal Accounting Officer

Signed both on behalf of the
registrant and as chief
accounting officer.